Form 10-Q
period 1995-09-30
IDENTIX INC
filed 1995-11-13
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark one)
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934.

For the quarterly period ended September 30, 1995 or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---   Act of 1934.

For the transition period from __________________ to _________________________

Commission File Number: 1-9641

                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)

             California                             94-2842496
----------------------------------        -----------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California             94086
---------------------------------------------      -------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (408) 739-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X   NO
                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       23,204,298 shares of Common Stock
                             as of October 31, 1995

                              IDENTIX INCORPORATED

                                     INDEX


                                                                            PAGE
PART I      FINANCIAL INFORMATION

    Item 1  Financial Statements

            Consolidated Balance Sheets - September 30, 1995
              and June 30, 1995 ..........................................    1


            Consolidated Statements of Operations - Three months ended
              September 30, 1995 and 1994 ................................    2

            Consolidated Statements of Cash Flows - Three months ended
              September 30, 1995 and 1994 ................................    3

            Notes to Consolidated Financial Statements ...................    5


    Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................    6


PART II     OTHER INFORMATION ............................................    9

    Item 1  Legal Proceedings

    Item 6  Exhibits and Reports on Form 8-K

    Signatures ...........................................................   10

                             IDENTIX INCORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,       JUNE 30,
                                                     1995              1995
                                                 -------------     ------------
                                                  (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                     $  6,753,000     $  3,842,000
    Accounts receivable, less allowance for
      doubtful accounts and sales returns of
      $370,000 and $347,000                          9,553,000        8,158,000
    Inventories                                      2,754,000        2,511,000
    Prepaid expenses and other assets                  398,000          511,000
                                                  ------------     ------------
        Total current assets                        19,458,000       15,022,000

  Property and equipment, net                        1,370,000        1,249,000
  Intangibles and other assets                       1,831,000        1,833,000
                                                  ------------     ------------
                                                  $ 22,659,000     $ 18,104,000
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Notes payable to banks                        $  2,065,000     $  2,101,000
    Accounts payable                                 1,898,000        1,635,000
    Accrued compensation                               983,000          999,000
    Other accrued liabilities                          430,000          483,000
    Current portion of long-term note                   68,000                -
    Deferred maintenance revenue                       271,000          233,000
                                                  ------------     ------------
        Total current liabilities                    5,715,000        5,451,000

  Deferred maintenance revenue                         252,000          287,000
  Long-term note, less current portion                 126,000                -
  Other liabilities                                     92,000           92,000
                                                  ------------     ------------
        Total liabilities                            6,185,000        5,830,000
                                                  ------------     ------------

  Commitments and contingencies (Note 4)

  Shareholders' equity:
    Common stock, no par; 30,000,000 shares
      authorized; 23,056,134 and 21,520,879
      shares issued and outstanding                 43,513,000       39,437,000
    Accumulated deficit                            (27,039,000)     (27,163,000)
                                                  ------------     ------------
        Total shareholders' equity                  16,474,000       12,274,000
                                                  ------------     ------------
                                                  $ 22,659,000     $ 18,104,000
                                                  ============     ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -----------------------
                                                          1995         1994
                                                          ----         ----
Revenues:
  Net product sales                                   $3,086,000    $1,694,000
  Services                                             4,427,000     4,170,000
                                                      ----------    ----------
    Total revenues                                     7,513,000     5,864,000
                                                      ----------    ----------
Costs and expenses:
  Cost of product sales                                1,762,000     1,099,000
  Cost of services provided                            3,682,000     3,624,000
  Research, development and engineering                  336,000       434,000
  Marketing and selling                                  808,000       461,000
  General and administrative                             831,000       591,000
                                                      ----------    ----------
    Total costs and expenses                           7,419,000     6,209,000
                                                      ----------    ----------

Income (loss) from operations                             94,000      (345,000)
Other income (expense)                                    30,000       (45,000)
                                                      ----------    ----------
Net income (loss)                                     $  124,000    $ (390,000)
                                                      ==========    ==========

Net income (loss) per common and
  common equivalent share                             $     0.01    $    (0.02)
                                                      ==========    ==========

Weighted average common
  and common equivalent shares                        24,016,000    18,813,000
                                                      ==========    ==========


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   FOR THE THREE MONTH PERIOD
                                                       ENDED SEPTEMBER 30,
                                                   ---------------------------
                                                       1995            1994
                                                       ----            ----
Cash flows from operating activities:
  Net income (loss)                                $   124,000     $  (390,000)
Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                        295,000         363,000
  Amortization of deferred maintenance revenue         (69,000)        (17,000)
  Changes in assets and liabilities:
    Accounts receivable                             (1,395,000)     (1,755,000)
    Accounts receivable from Ascom Hasler                    -         154,000
    Inventories                                       (243,000)         80,000
    Prepaid expenses and other assets                  113,000        (115,000)
    Accounts payable                                   263,000        (160,000)
    Accrued compensation                               (16,000)         46,000
    Other accrued liabilities                          (53,000)       (113,000)
    Deferred maintenance revenue                        72,000         (11,000)
                                                   -----------     -----------

Net cash used for operating activities                (909,000)     (1,918,000)
                                                   -----------     -----------

Cash flows used in investing activities:
  Capital expenditures                                (307,000)        (69,000)
  Additions to intangibles and other assets           (107,000)        (50,000)
                                                   -----------     -----------

Net cash used for investing activities                (414,000)       (119,000)
                                                   -----------     -----------

Cash flows from financing activities:
  Borrowings under bank line of credit               3,958,000       3,232,000
  Payments under bank line of credit                (3,994,000)     (1,798,000)
  Borrowings under long-term note                      206,000               -
  Principal payments on long-term note                 (12,000)              -
  Proceeds from sale of common stock and
    warrants, net                                    4,076,000          81,000
                                                   -----------     -----------

Net cash provided by financing activities            4,234,000       1,515,000
                                                   -----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                        2,911,000        (522,000)

Cash and cash equivalents at beginning
  of period                                          3,842,000         799,000
                                                   -----------     -----------

Cash and cash equivalents at end of period         $ 6,753,000     $   277,000
                                                   ===========     ===========


       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED . . .


Non-cash investing and financing activities:

In connection with ANADAC's bank line-of-credit agreement, ANADAC obtained an ESOP loan. As the ESOP makes payments on the debt, the Company's debt and corresponding receivable are reduced. As of June 30, 1995, the ESOP loan was paid in full. During the three months ended September 30, 1994, the ESOP made a payment of $35,000.


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    These consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995. These consolidated financial statements include the accounts of Identix Incorporated (the Company) and its wholly-owned subsidiary, ANADAC, Inc. (ANADAC); all intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1996.

2.  INVENTORIES

    Inventories consisted of the following:


                                                   SEPTEMBER 30,      JUNE 30,
                                                       1995             1995
                                                   -------------      --------
    Purchased parts and materials                    $1,646,000      $1,193,000
    Work-in-process                                     503,000         643,000
    Finished goods                                      605,000         675,000
                                                     ----------      ----------
                                                     $2,754,000      $2,511,000
                                                     ==========      ==========

3.  COMMON STOCK

    During the period from July 1 to July 5, 1995, the Company received additional net proceeds of $2,428,000 from the exercise of warrants and issuance of 891,345 shares of common stock related to a warrant redemption program that commenced on June 6, 1995. On July 6, 1995, the Company redeemed 3,210 unexercised warrants for $0.05 per warrant, then subsequently sold 3,210 shares of the Company's common stock to a standby underwriter for $3.00 per share.

    During the three month period ended September 30, 1995, the Company received net proceeds of $750,000 from the issuance of 250,000 shares of common stock upon the exercise of outstanding warrants and $888,000 from the issuance of 390,700 shares of common stock upon the exercise of outstanding stock options.

4.  CONTINGENT LIABILITIES

    The Company is a defendant in a patent infringement lawsuit filed against the Company by a competitor related to certain of the Company's TouchPrint products. The lawsuit has no implication for any other Identix products. Currently, the lawsuit is in its early stages and formal discovery has recently commenced. The Company has established a reserve for the Company's estimate of the legal expense to seek dismissal of the lawsuit. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

                              IDENTIX INCORPORATED
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Identix Incorporated ("Identix" or "the Company") began operations in its products business in mid-1982. In its products business, the Company designs, develops, manufactures, and markets personal verification terminals ("PVTs") for security applications and products for law enforcement and public sector applications that operate by optically scanning and analyzing fingerprint images. The Company's principal PVT products are TouchLock*, TouchSafe*, TouchClock* and a fingerprint identification subsystem that the Company manufactures and markets to OEMs. The Company's principal products for law enforcement and public sector applications are TouchPrint*, TouchView*, I(3)* workstation and DocuColor*.

The Company's wholly-owned subsidiary, ANADAC, Inc. ("ANADAC"), provides information technology, engineering and management consulting services for clients in the public and private sectors. Identix acquired ANADAC on October 23, 1992.

A substantial portion of the Company's revenues is derived from government agencies. As a result, economic and political conditions beyond the Company's control will affect the success of the Company. Government agencies are subject to political and budgetary constraints, and purchases of the Company's products and services may be canceled or substantially delayed due to political and budgetary processes. In addition, the Company's contracts with local government agencies may be contingent upon the availability of matching funds from state or federal entities. Government agencies also frequently require provisions in contracts that would not be standard in private commercial transactions, such as bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty if funding for the contract is no longer available or is not obtained.

The Company's performance in any one quarter or year is not necessarily indicative of sales trends or future performance. The nature of the government procurement process has resulted and is expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

RESULTS OF OPERATIONS

Revenues for the three month period ended September 30, 1995 were $7,513,000 compared to $5,864,000 for the comparable period in the prior fiscal year. The increase in revenues of 28% for the three month period ended September 30, 1995 was due largely to an increase in the Company's products business revenues.

The Company's products revenues were $3,086,000 for the three month period ended September 30, 1995, compared to $1,694,000 for the comparable period in the prior fiscal year. The increase of 82% in product revenues is primarily due to increased shipments of the Company's TouchPrint products. International sales represented $218,000 or 7% of the Company's products business revenues for the three month period ended September 30, 1995, compared to $635,000 or 37% for the same period in the prior fiscal year. International sales are denominated in U.S. dollars. For the remainder of fiscal 1996, international sales are expected to represent an increasing percentage of products revenues.

The Company's services revenues were $4,427,000 for the three month period ended September 30, 1995, compared to $4,170,000 for the comparable period in the prior fiscal year. The majority of the Company's services business revenues are generated from contracts with the U.S. government, principally the Department of Defense ("DOD"). Revenues from the DOD and from other U.S. government agencies for the three month periods ended September 30, 1995 and September 30, 1994 accounted for 77% of the Company's total services business revenues. Government projections indicate a continuing decline in the levels of DOD spending, which the Company believes will result in increased competition and may result in a decline in DOD revenues as a percentage of total services revenue.

------------------
*The Company has adopted TouchLock(TM), TouchSafe(TM), TouchClock(TM), TouchPrint(TM), TouchView(TM), I(3)(TM), and DocuColor(TM) as trademarks, which have not been registered with the U.S. Patent and Trademark Office.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS -- CONTINUED ...

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 45% and 50% of its revenues for the three month periods ended September 30, 1995 and September 30, 1994, respectively. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and firm fixed-price ("FFP") contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred. The Company anticipates that revenues from CPFF contracts will decline as a percentage of its total services business revenues and that the Company's revenues from FFP and T&M contracts will increase as a percentage of its total services business revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded.

Cost of product sales was $1,762,000 or 57% of product revenues for the three month period ended September 30, 1995, compared to $1,099,000 or 65% of product revenues for the same period in the prior fiscal year. The decrease in cost of product sales as a percentage of product revenues is mainly due to manufacturing volume efficiencies and lower product cost as a percentage of product sales on certain new products introduced in fiscal 1995 subsequent to the three month period ended September 30, 1994.

Cost of services provided was $3,682,000 or 83% of service revenues for the three month period ended September 30, 1995, compared to $3,624,000 or 87% of service revenues for the same period in the prior year. The decrease in cost of services provided is mainly due to a decline in the overall service overhead rate caused by applying the overhead pool across a larger labor base.

Research, development and engineering expenditures were $336,000 for the three month period ended September 30, 1995 compared to $434,000 for the same period in the prior fiscal year. Research, development and engineering expenses were higher in prior year period because the Company was incurring significant research and development expenses during such quarter to complete its new TouchPrint product line which was introduced in October 1994. The Company expects research, development and engineering expenses to increase in future quarters.

Marketing and selling expenses were $808,000 or 11% of total revenues for the three month period ended September 30, 1995, compared to $461,000 or 8% of total revenues for the same period in the prior fiscal year. The increase in marketing expenses is due to increased staffing and expenses to promote the Company's products and services.

General and administrative expenses were $831,000 or 11% of total revenues for the three month period ended September 30, 1995, compared to $591,000 or 10% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses is primarily due to an increase in staffing and lease expense as the Company's services business moved into larger facilities in August 1995. The Company's lease expense for fiscal 1996 may also increase if the Company decides to move all or part of its headquarters and products business when its lease expires in March 1996.

Other income was $30,000 for the three month period ended September 30, 1995, compared to an expense of $45,000 for the same period in the prior fiscal year. The increase in other income is attributable to an increase in interest income earned on the temporary investments of higher cash balances.

During the three month period ended September 30, 1995, Identix did not borrow against its bank line of credit. The weighted average interest rate paid by ANADAC on its bank line of credit for the three month period ended September 30, 1995 was 8.77%.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS -- CONTINUED...

The Company had net income for the three months ended September 30, 1995 of $124,000, or $0.01 income per share, compared to a net loss of $390,000, or $0.02 loss per share, for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,753,000 at September 30, 1995 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $2,911,000 is due primarily to the financing activities which provided cash of $4,234,000. The Company received $4,076,000 during the three month period ended September 30, 1995 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,188,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $888,000 from the exercise of stock options. Operating activities during the three month period ended September 30, 1995 used cash of $909,000 primarily to finance accounts receivable resulting from the increase in product shipments. Investing activities during the three month period ended September 30, 1995 used cash of $414,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

The Company has a $3,000,000 bank line of credit secured by all of the personal property of Identix. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% per annum. The line of credit expires on June 5, 1996. There were no borrowings under this bank line of credit during the three months ended September 30, 1995. At September 30, 1995, $1,687,000 was available under the line of credit.

ANADAC has a $4,000,000 bank line of credit secured by its accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest. The line of credit expires on November 30, 1995. As of September 30, 1995, ANADAC had $2,065,000 outstanding and $533,000 available under the line of credit.

ANADAC has a $400,000 equipment financing line of credit secured by the equipment purchased under the line of credit. Amounts used bear interest at the bank's prime rate plus 0.75% per annum. The amortization term is not to exceed thirty six months.

Neither Identix nor ANADAC had any material capital expenditure commitments as of September 30, 1995.

IDENTIX INCORPORATED
PART II     OTHER INFORMATION

            Item 1. Legal Proceedings.

                    On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. Currently, the lawsuit is in its early stages and formal discovery has recently commenced. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be successful in defending the action and, even if the Company is successful in defending the action, the costs of such defense could be substantial.

            Item 6. Exhibits and Reports on Form 8-K.

                    (a) Exhibits

                        Exhibit
                        Number              Description
                        -------             ----------
                        10.27               AEGIS Combat Shipbuilding Program Contract

                        11.1                Statement of Computation of Earnings Per Share

                        27.1                Financial Data Schedule

                    (b) No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1995.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IDENTIX INCORPORATED
                                        November 9, 1995



                                        BY:     /s/ James P. Scullion
                                            --------------------------------
                                                James P. Scullion
                                                Chief Financial Officer
                                                Vice President of Finance