Form 10-Q
period 1995-12-31
IDENTIX INC
filed 1996-02-13
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-----
 Act of 1934.

For the quarterly period ended December 31, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934

For the transition period from                   to
                              -------------------  ------------------

Commission File Number:  1-9641

                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)

          California                                      94-2842496
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California                            94086
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

                        23,284,858 shares of Common Stock
                             as of January 31, 1996

                              IDENTIX INCORPORATED

                                      INDEX

                                                                                                    PAGE
PART I FINANCIAL INFORMATION

       Item 1     Finanical Statements

                  Consolidated Balance Sheets - December 31, 1995 and June 30, 1995...............  1

                  Consolidated Statements of Operations - Three months ended
                    December 31, 1995 and 1994; and six months ended
                    December 31, 1995 and 1994....................................................  2

                  Consolidated Statements of Cash Flows - Six months ended
                    December 31, 1995 and 1994....................................................  3

                  Notes to Consolidated Financial Statements......................................  5

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................  6

PART II           OTHER INFORMATION...............................................................  9


       Item 1     Legal Proceedings

       Item 4     Submission of Matters to a Vote of Security Holders

       Item 5     Other Information

       Item 6     Exhibits and Reports on Form 8-K

       Signatures ...............................................................................   11

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,      JUNE 30,
                                                                      1995             1995
                                                                   ------------    ------------
                                                                   (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents                                    $  6,463,000    $  3,842,000
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $434,000 and $347,000                   11,354,000       8,158,000
      Inventories                                                     3,234,000       2,511,000
      Prepaid expenses and other assets                                 282,000         511,000
                                                                   ------------    ------------
         Total current assets                                        21,333,000      15,022,000

    Property and equipment, net                                       1,737,000       1,249,000
    Intangibles and other assets                                      2,015,000       1,833,000
                                                                   ------------    ------------
                                                                   $ 25,085,000    $ 18,104,000
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks                                       $  2,647,000    $  2,101,000
      Accounts payable                                                2,705,000       1,635,000
      Accrued compensation                                              868,000         999,000
      Other accrued liabilities                                         517,000         483,000
      Current portion of long-term note                                 106,000              --
      Deferred maintenance revenue                                      307,000         233,000
                                                                   ------------    ------------
         Total current liabilities                                    7,150,000       5,451,000

    Deferred maintenance revenue                                        330,000         287,000
    Long-term note, less current portion                                180,000              --
    Other liabilities                                                    89,000          92,000
                                                                   ------------    ------------
         Total liabilities                                            7,749,000       5,830,000
                                                                   ------------    ------------

    Commitments and contingencies (Note 5)

    Shareholders' equity:
      Common stock, no par; 30,000,000 shares authorized;
         23,244,101 and 21,520,879 shares issued and outstanding     43,986,000      39,437,000
      Accumulated deficit                                           (26,650,000)    (27,163,000)
                                                                   ------------    ------------
         Total shareholders' equity                                  17,336,000      12,274,000
                                                                   ------------    ------------
                                                                   $ 25,085,000    $ 18,104,000
                                                                   ============    ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   DECEMBER 31,                    DECEMBER 31,
                                            ---------------------------    ---------------------------
                                                 1995           1994            1995           1994
                                                 ----           ----            ----           ----
Revenues:
    Net product sales                       $  3,640,000   $  2,485,000    $  6,726,000   $  4,179,000
    Services                                   5,200,000      4,493,000       9,627,000      8,663,000
                                            ------------   ------------    ------------   ------------
      Total revenues                           8,840,000      6,978,000      16,353,000     12,842,000
                                            ------------   ------------    ------------   ------------
Costs and expenses:
    Cost of product sales                      2,082,000      1,360,000       3,844,000      2,459,000
    Cost of services provided                  4,256,000      3,723,000       7,938,000      7,351,000
    Research, development and engineering        352,000        377,000         688,000        811,000
    Marketing and selling                        828,000        641,000       1,636,000      1,102,000
    General and administrative                   946,000        709,000       1,777,000      1,298,000
                                            ------------   ------------    ------------   ------------
      Total costs and expenses                 8,464,000      6,810,000      15,883,000     13,021,000
                                            ------------   ------------    ------------   ------------

Income (loss) from operations                    376,000        168,000         470,000       (179,000)
Other income (expense)                            13,000        (64,000)         43,000       (107,000)
                                            ------------   ------------    ------------   ------------
Net income (loss)                           $    389,000   $    104,000    $    513,000   $   (286,000)
                                            ============    ============   ============   ============

Net income (loss) per common and
  common equivalent share                   $       0.02   $        0.01   $       0.02   $      (0.02)
                                            ============    ============   ============   ============

Weighted average common
  and common equivalent shares                24,287,000     19,243,000      24,105,000     19,027,000
                                            ============    ============   ============   ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR  THE SIX MONTH PERIOD
                                                                   ENDED DECEMBER 31,
                                                              --------------------------
                                                                  1995            1994
                                                                  ----            ----
Cash flows from operating activities:
   Net income (loss)                                          $   513,000    $  (286,000)
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
   Depreciation and amortization                                  677,000        623,000
   Amortization of deferred maintenance revenue                  (169,000)       (71,000)
   Changes in assets and liabilities:
      Accounts receivable                                      (3,196,000)    (3,316,000)
      Accounts receivable from Ascom Hasler                            --        118,000
      Inventories                                                (723,000)       204,000
      Prepaid expenses and other assets                           229,000        (61,000)
      Accounts payable                                          1,070,000       (264,000)
      Accrued compensation                                       (131,000)       220,000
      Other accrued liabilities                                    34,000         24,000
      Deferred maintenance revenue                                286,000         94,000
                                                              -----------    -----------

Net cash used for operating activities                         (1,410,000)    (2,715,000)
                                                              -----------    -----------

Cash flows used in investing activities:
   Capital expenditures                                          (946,000)      (305,000)
   Additions to intangibles and other assets                     (401,000)      (101,000)
   Proceeds from sale of property and equipment                        --          5,000
                                                              -----------    -----------

Net cash used for investing activities                         (1,347,000)      (401,000)
                                                              -----------    -----------

Cash flows from financing activities:
   Borrowings under bank lines of credit                        7,102,000      7,166,000
   Payments under bank lines of credit                         (6,556,000)    (4,959,000)
   Borrowings under long-term note                                318,000             --
   Principal payments on long-term notes                          (35,000)            --
   Proceeds from sale of common stock and warrants, net         4,549,000      1,526,000
                                                              -----------    -----------

Net cash provided by financing activities                       5,378,000      3,733,000
                                                              -----------    -----------

Net increase in cash and cash equivalents                       2,621,000        617,000

Cash and cash equivalents at beginning of period                3,842,000        799,000
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 6,463,000    $ 1,416,000
                                                              ===========    ===========

       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED . . .

Non-cash investing and financing activities:

In connection with ANADAC's bank line-of-credit agreement, ANADAC obtained an ESOP loan. As the ESOP makes payments on the debt, the Company's debt and corresponding receivable are reduced. As of June 30, 1995, the ESOP loan was paid in full. During the six months ended December 31, 1994, the ESOP made payments of $70,000.

       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Form 10-K. These consolidated financial statements include the accounts of Identix Incorporated (the Company) and its wholly-owned subsidiary, ANADAC, Inc. (ANADAC); all intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1996.

2.   INVENTORIES

     Inventories consisted of the following:

                                                   DECEMBER 31,        JUNE 30,
                                                       1995              1995
                                                    ----------        ----------
Purchased parts and materials                       $1,704,000        $1,193,000
Work-in-process                                        922,000           643,000
Finished goods                                         608,000           675,000
                                                    ----------        ----------
                                                    $3,234,000        $2,511,000
                                                    ==========        ==========


3.   BANK LINE OF CREDIT

     In October 1995, ANADAC extended its current bank line of credit. The line of credit now expires on February 29, 1996.

4.   COMMON STOCK

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

     During the six month period ended December 31, 1995, the Company received net proceeds of $964,000 from the issuance of 316,000 shares of common stock upon the exercise of outstanding warrants and $1,147,000 from the issuance of 512,700 shares of common stock upon the exercise of outstanding stock options.

5.   CONTINGENT LIABILITIES

     The Company is a defendant in a patent infringement lawsuit filed against the Company by a competitor related to certain of the Company's TouchPrint products. The lawsuit has no implication for any other Identix products. Currently, the parties are engaged in ongoing discovery. In addition, Identix has filed a motion to dismiss the case as it relates to the TouchPrint product currently on the market, the TouchPrint 600. The Company has established a reserve for the Company's estimate of the legal expense to seek dismissal of the lawsuit. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Identix Incorporated ("Identix" or "the Company") began operations in its products business in mid-1982. In its products business, the Company designs, develops, manufactures, and markets personal verification terminals ("PVTs") for security applications and products for law enforcement and public sector applications that operate by optically scanning and analyzing fingerprint images. The Company's principal PVT products are TouchLock*, TouchSafe*, TouchClock* and a fingerprint identification subsystem that the Company manufactures and markets to OEMs. The Company's principal products for law enforcement and public sector applications are TouchPrint*, TouchView*, I3* workstation and DocuColor*.

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

RESULTS OF OPERATIONS

Revenues for the three and six month period ended December 31, 1995 were $8,840,000 and $16,353,000, respectively, compared to $6,978,000 and $12,842,000 for the comparable periods in the prior fiscal year. The increase in revenues of 27% for each of the three and six month periods ended December 31, 1995 was due to increases in both the Company's products business revenues and services business revenues.

The Company's products revenues were $3,640,000 and $6,726,000 for the three and six month periods ended December 31, 1995, respectively, compared to $2,485,000 and $4,179,000 for the comparable periods in the prior fiscal year. The increase in product revenues of 46% and 61% for the three and six month periods ended December 31, 1995, respectively, is primarily due to increased shipments of the Company's TouchPrint products. One customer accounted for 60% and 49% of products revenues for each of the three and six month periods ended December
31, 1995, respectively. International sales represented $234,000 or 6% and $452,000 or 7% of the Company's products business revenues for the three and six month periods ended December 31, 1995, respectively, compared to $1,048,000 or 42% and $1,683,000 or 40% for the same periods in the prior fiscal year. International sales are denominated in U.S. dollars. For the remainder of fiscal 1996, international sales as a percentage of product sales are expected to remain relatively constant.

The Company's services revenues were $5,200,000 and $9,627,000 for the three and six month periods ended December 31, 1995, respectively, compared to $4,493,000 and $8,663,000 for the comparable periods in the prior fiscal year. The increase in services revenues of 16% and 11% for the three and six month periods ended December 31, 1995, respectively, is primarily due to an increase in contract revenues derived from a contract to provide engineering services to the Naval Sea Systems Command. The majority of the Company's services business revenues are generated from contracts with the U.S.

--------
* The Company has adopted TouchLock(TM), TouchSafe(TM), TouchClock(TM), TouchPrint(TM), TouchView(TM), I3(TM), and DocuColor(TM) as trademarks, which have not been registered with the U.S. Patent and Trademark Office.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

government, principally the Department of Defense ("DOD"). Revenues from the DOD and from other U. S. government agencies for the three and six month periods ended December 31, 1995 accounted for 78% and 77%, respectively, of the Company's total services business revenues compared to 73% and 75% of the Company's total services business revenues for the comparable prior year periods. Government projections indicate a continuing decline in the levels of DOD spending, which the Company believes will result in increased competition and may result in a decline in DOD revenues as a percentage of total services revenue.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 44% of its revenues for the three and six month periods ended December 31, 1995 compared to 45% and 47% for the comparable periods in the prior year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and firm fixed-price ("FFP") contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred. The Company anticipates that revenues from CPFF contracts will decline as a percentage of its total services business revenues and that the Company's revenues from FFP and T&M contracts will increase as a percentage of its total services business revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded.

Cost of product sales was $2,082,000 and $3,844,000 or 57% of product revenues for each of the three and six month periods ended December 31, 1995 compared to $1,360,000 or 55% and $2,459,000 or 59% of product revenues for the same periods in the prior fiscal year. The decrease in cost of product sales as a percentage of product revenues for the six month period ended December 31, 1995 compared to the same period in the prior year is mainly due to manufacturing volume efficiencies and lower product cost as a percentage of product sales on certain new products introduced in mid fiscal 1995.

Cost of services provided was $4,256,000 and $7,938,000 or 82% of services revenues for each of the three and six month periods ended December 31, 1995 compared to $3,723,000 or 83% of services revenues and $7,351,000 or 85% of services revenues for the same periods in the prior year. The decrease in cost of services provided as a percentage of services revenues is mainly due to applying the overhead pool across a larger labor base.

Research, development and engineering expenditures were $352,000 and $688,000 or 10% of product revenues for the three and six month periods ended December 31, 1995, respectively, compared to $377,000 or 15% and $811,000 or 19% of product revenues for the same periods in the prior fiscal year. Research, development and engineering expenses were higher in the prior year periods because the Company was incurring significant research and development expenses during such periods to complete its new TouchPrint product line which was introduced in October 1994. The Company expects research, development and engineering expenses to increase in future quarters.

Marketing and selling expenses were $828,000 or 9% of total revenues and $1,636,000 or 10% of total revenues for the three and six month periods ended December 31, 1995, respectively, compared to $641,000 and $1,102,000 or 9% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to increased staffing and expenses to promote and support the Company's products and services.

General and administrative expenses were $946,000 and $1,777,000 or 11% of total revenues for each of the three and six month periods ended December 31, 1995, respectively, compared to $709,000 and $1,298,000 or 10% of total revenues for each of the same periods in the prior fiscal year. The increase in general and administrative expenses is primarily due to an increase in staffing and in lease expense as the Company's services business moved into larger facilities in August 1995. The Company's lease expense for fiscal 1996 may also increase if the Company decides to move all or part of its headquarters and products business when its lease expires in March 1996.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

Other income was $13,000 and $43,000 for the three and six month periods ended December 31, 1995, respectively, compared to an expense of $64,000 and $107,000 for the same periods in the prior fiscal year. The increase in other income is attributable to an increase in interest income earned on the temporary investments of higher cash balances.

During the six month period ended December 31, 1995, Identix did not borrow against its bank line of credit. The weighted average interest rate paid by ANADAC on its bank line of credit for each of the three month and six month periods ended December 31, 1995 was 8.7%.

The Company had net income of $389,000 and $513,000 or $0.02 per share for each of the three and six month periods ended December 31, 1995 compared to net income of $104,000 or $0.01 per share for three month period ended December 31, 1994 and a net loss of $286,000 or $0.02 loss per share for the six month period ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,463,000 at December 31, 1995 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $2,621,000 is due primarily to financing activities which provided cash of $5,378,000. The Company received $4,549,000 during the six month period ended December 31, 1995 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,402,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $1,147,000 from the exercise of stock options. In addition, the Company borrowed $546,000 under the ANADAC bank line of credit and $318,000 under the equipment financing line of credit. Operating activities during the six month period ended December 31, 1995 used cash of $1,410,000 primarily to finance accounts receivable resulting from the increase in product shipments and services revenues and from the slow down in collection of government accounts receivable due to the federal government shut down. Investing activities during the six month period ended December 31, 1995 used cash of $1,347,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

The Company has a $3,000,000 bank line of credit secured by all of the personal property of Identix. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% per annum. The line of credit expires on June 5, 1996. There were no borrowings under this bank line of credit during the six months ended December 31, 1995. At December 31, 1995, $1,878,000 was available under the line of credit.

ANADAC has a $4,000,000 bank line of credit secured by its accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest. The line of credit was extended in October 1995 and now expires on February 29, 1996. As of December 31, 1995, ANADAC had $2,647,000 outstanding and $567,000 available under the line of credit.

ANADAC has a $400,000 equipment financing line of credit secured by the equipment purchased under the line of credit. Amounts used bear interest at the bank's prime rate plus 0.75% per annum. The amortization term is not to exceed thirty six months. As of December 31, 1995, ANADAC had $286,000 borrowed under this line of credit.

Neither Identix nor ANADAC had any material capital expenditure commitments as of December 31, 1995.

IDENTIX INCORPORATED
PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. Currently, the parties are engaged in ongoing discovery. In addition, Identix has filed a motion to dismiss the case as it relates to the TouchPrint product currently on the market, the TouchPrint 600. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be successful in defending the action and, even if the Company is successful in defending the action, the costs of such defense could be substantial.

      Item 4.     Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders was held on October 26, 1995.

                  (b) All Board of Directors nominees referenced in Item 4(c) below were elected at the Annual Meeting of Shareholders on October 26, 1995.

                  (c) The matters voted upon and the results of the voting were as follows:

                           (1) The following seven persons were elected to the Board of Directors:

                               Name                         Votes For       Votes Withheld
                               ----                         ---------       --------------
                           Randall C. Fowler               20,613,525           206,110
                           Patrick H. Morton               20,618,345           201,290
                           Randall Hawks, Jr.              20,605,177           214,458
                           Fred U. Sutter                  20,357,545           462,090
                           Larry J. Wells                  20,616,615           203,020
                           William E. Colby                20,610,836           208,799
                           Harrison N. Walther             20,617,188           202,447


                           (2) The Identix Incorporated Equity Incentive Plan
                               (the "Incentive Plan") was approved. The
                               Incentive Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares, or any combination of these to eligible employees, including executive officers, and consultants. A total of 1,000,000 shares of Common Stock is reserved under the Incentive Plan. No award may be granted under the Incentive Plan after July 5, 2005, but outstanding awards may extend beyond that date. The number of shares voted in favor of the plan was 13,694,353, the number of shares voted against was 435,467, the number of shares that abstained was 194,873, and there were 6,494,942 broker non-votes.

                           (3) The Identix Incorporated Nonemployee Directors
                               Stock Option Plan (the "Directors Plan") was approved. The Directors Plan provides option grants to nonemployee directors on a formula basis and not on a discretionary basis. A total of 250,000 shares of Common Stock are reserved for issuance upon exercise of nonqualified options granted thereunder. Only nonemployee directors of the Company are eligible to participate in the Directors Plan. The number of shares voted in favor of the plan was 13,556,714, the number of shares voted against was 564,522, the number of shares that abstained was 203,457, and there were 6,494,942 broker non-votes.

                           (4) The appointment of Price Waterhouse LLP as
                               independent accountants of the Company for the fiscal year ending June 30, 1996 was ratified. The number of shares voted in favor of the appointment was 20,687,392, the number of shares voted against was 49,550, the number of shares that abstained was 82,693, and there were no broker non-votes.

      Item 5.     Other Information

                  On December 6, 1995, the Board of Directors appointed Ed Zschau as a member of the Board.

      Item 6.     Exhibits and Reports on Form 8-K.

                           (a) Exhibits

                               Exhibit
                               Number                Description
                               -------               -----------
                               11.1                  Statement of Computation of
                                                     Earnings Per Share

                               27.1                  Financial Data Schedule


                           (b) No reports on Form 8-K were filed by the Company
                               during the three month period ended December 31, 1995.

                              IDENTIX INCORPORATED

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDENTIX INCORPORATED
                                       February 12, 1996

                                       BY:   /s/James P. Scullion
                                          ---------------------------
                                             James P. Scullion
                                             Chief Financial Officer
                                             Vice President of Finance