Form 10-Q
period 1996-03-31
IDENTIX INC
filed 1996-05-15
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)
X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - --
Act of 1934.

For the quarterly period ended March 31, 1996 or
                               --------------

_______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                        California                                                94-2842496
- - -----------------------------------------------------------            --------------------------------
(State or other jurisdiction of incorporation of                       (IRS Employer Identification No.)
                     organization)

510 N. Pastoria Avenue, Sunnyvale, California             94086
- - ---------------------------------------------         ------------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (408) 739-2000
                                                   --------------

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

                       24,061,242 shares of Common Stock
                              as of April 30, 1996

                              IDENTIX INCORPORATED

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I           FINANCIAL INFORMATION

      Item 1     Financial Statements

                 Consolidated Balance Sheets - March 31, 1996 and June 30, 1995 . . . . . . .   1

                 Consolidated Statements of Operations - Three months ended
                   March 31, 1996 and 1995; and nine months ended
                   March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   2

                 Consolidated Statements of Cash Flows - nine months ended
                   March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .   5

      Item 2     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .   7


PART II          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


      Item 1     Legal Proceedings

      Item 6     Exhibits and Reports on Form 8-K

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                              IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS



                                                                             MARCH 31,          JUNE 30,
                                                                               1996               1995
                                                                            -----------       -----------
                                                                            (UNAUDITED)
ASSETS
   Current assets:
     Cash and cash equivalents                                              $ 4,221,000       $ 3,842,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $448,000 and $347,000                            13,792,000         8,158,000
     Inventories                                                              4,930,000         2,511,000
     Prepaid expenses and other assets                                          220,000           511,000
                                                                            -----------       -----------
         Total current assets                                                23,163,000        15,022,000

   Property and equipment, net                                                1,935,000         1,249,000
   Intangibles and other assets                                               2,617,000         1,833,000
                                                                            -----------       -----------
                                                                            $27,715,000       $18,104,000
                                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to banks                                                 $ 2,137,000       $ 2,101,000
     Accounts payable                                                         4,284,000         1,635,000
     Accrued compensation                                                       984,000           999,000
     Other accrued liabilities                                                  574,000           483,000
     Current portion of long-term note                                          106,000                 -
     Deferred maintenance revenue                                               258,000           233,000
                                                                            -----------       -----------
         Total current liabilities                                            8,343,000         5,451,000

   Deferred maintenance revenue                                                 325,000           287,000
   Long-term note, less current portion                                         154,000                 -
   Other liabilities                                                             89,000            92,000
                                                                            -----------       -----------
         Total liabilities                                                    8,911,000         5,830,000
                                                                            -----------       -----------

   Commitments and contingencies (Note 5)

   Shareholders' equity:
     Common stock, no par; 30,000,000 shares authorized;
        24,061,242 and 21,520,879 shares issued and outstanding              49,801,000        39,437,000
     Accumulated deficit                                                    (30,996,000)      (27,163,000)
     Cumulative translation adjustment                                           (1,000)            -
                                                                            -----------       -----------
         Total shareholders' equity                                          18,804,000        12,274,000
                                                                            -----------       -----------
                                                                            $27,715,000       $18,104,000
                                                                            ===========       ===========





       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                            ----------------------------       ----------------------------
                                                 1996            1995              1996             1995
                                                 ----            ----              ----             ----
Revenues:
   Net product sales                        $ 3,003,000      $ 2,018,000       $ 9,729,000      $ 6,197,000
   Services                                   6,444,000        4,891,000        16,071,000       13,554,000
                                            -----------      -----------       -----------      -----------
     Total revenues                           9,447,000        6,909,000        25,800,000       19,751,000
                                            -----------      -----------       -----------      -----------

Costs and expenses:
   Cost of product sales                      1,640,000        1,211,000         5,484,000        3,670,000
   Cost of services provided                  5,215,000        4,178,000        13,153,000       11,529,000
   Research, development and engineering        358,000          398,000         1,046,000        1,209,000
   Marketing and selling                      1,070,000          651,000         2,706,000        1,753,000
   General and administrative                 1,009,000          642,000         2,786,000        1,940,000
   Write off of acquired in process
     research and development                 4,723,000                -         4,723,000                -
                                            -----------      -----------       -----------      -----------
     Total costs and expenses                14,015,000        7,080,000        29,898,000       20,101,000
                                             ----------      -----------        ----------      -----------

Loss from operations                         (4,568,000)        (171,000)       (4,098,000)        (350,000)
Other income (expense)                          222,000          (25,000)          265,000         (132,000)
                                          -------------      -----------       -----------      -----------
Loss before income tax benefit               (4,346,000)        (196,000)       (3,833,000)        (482,000)
Income tax benefit                                    -          110,000                 -          110,000
                                            -----------      -----------       -----------      -----------
Net loss                                    $(4,346,000)     $   (86,000)      $(3,833,000)     $  (372,000)
                                            ===========      ===========       ===========      ===========

Net loss per common and
  common equivalent share                   $     (0.19)     $         *       $     (0.17)     $     (0.02)
                                            ===========      ===========       ===========      ===========

Weighted average common
  and common equivalent shares               23,358,000       19,503,000        23,072,000       19,182,000
                                            ===========      ===========       ===========      ===========

* less than $0.01 loss per share




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             FOR  THE NINE MONTH PERIOD
                                                                                   ENDED MARCH 31,
                                                                          --------------------------------
                                                                                1996              1995
                                                                                ----              ----
Cash flows from operating activities:
  Net loss                                                                $ (3,833,000)     $   (372,000)
Adjustments to reconcile net loss to net cash used
  for operating activities:
  Depreciation and amortization                                              1,043,000           907,000
  Amortization of deferred maintenance revenue                                (286,000)         (136,000)
  Write-off of acquired in-process research and development                  4,723,000                 -
  Changes in assets and liabilities, net of the effects of acquisition:
     Accounts receivable                                                    (5,482,000)       (3,120,000)
     Accounts receivable from Ascom Hasler                                           -           177,000
     Inventories                                                            (2,185,000)         (394,000)
     Prepaid expenses and other assets                                         291,000           (47,000)
     Accounts payable                                                        2,493,000          (298,000)
     Accrued compensation                                                      (32,000)          362,000
     Other accrued liabilities                                                (146,000)         (133,000)
     Deferred maintenance revenue                                              349,000           115,000
     Other liabilities                                                          (3,000)           (3,000)
                                                                          ------------      ------------

Net cash used for operating activities                                      (3,068,000)       (2,942,000)
                                                                          ------------      ------------

Cash flows used in investing activities:
  Capital expenditures                                                      (1,399,000)         (581,000)
  Additions to intangibles and other assets                                   (510,000)         (148,000)
  Cash received in acquisition                                                 156,000                 -
  Proceeds from sale of property and equipment                                       -            14,000
                                                                          ------------      ------------

Net cash used for investing activities                                      (1,753,000)         (715,000)
                                                                          ------------      ------------

Cash flows from financing activities:
  Borrowings under bank lines of credit                                     10,336,000        10,550,000
  Payments under bank lines of credit                                      (10,300,000)       (9,032,000)
  Borrowings under long-term note                                              318,000                 -
  Principal payments on long-term notes                                        (58,000)                -
  Proceeds from sale of common stock and warrants, net                       4,905,000         1,762,000
  Other, net                                                                    (1,000)                -
                                                                          ------------      ------------

Net cash provided by financing activities                                    5,200,000         3,280,000
                                                                          ------------      ------------

Net increase in cash and cash equivalents                                      379,000          (377,000)

Cash and cash equivalents at beginning of period                             3,842,000           799,000
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $  4,221,000      $    422,000
                                                                          ============      ============




       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED . . .


Non-cash investing and financing activities:

In connection with ANADAC's bank line-of-credit agreement, ANADAC obtained an ESOP loan. As the ESOP makes payments on the debt, the Company's debt and corresponding receivable are reduced. As of June 30, 1995, the ESOP loan was paid in full. During the nine months ended March 31, 1995, the ESOP made payments of $70,000.

On March 26, 1996, the Company acquired Fingerscan Pty Limited pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company (Note 3). The merger was accounted for as a purchase as follows:

Cash                                                      $   156,000
Accounts receivable                                           152,000
Inventory                                                     234,000
Property and equipment, net                                    23,000
Intangible and other assets                                   581,000
In-process research and development                         4,723,000
                                                          -----------
                                                          $ 5,869,000
                                                          ===========

Accounts payable and other accrueds                       $   393,000
Accrued compensation                                           17,000
Common stock                                                5,459,000
                                                          -----------
                                                          $ 5,869,000
                                                          ===========




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Form 10-K. These consolidated financial statements include the accounts of Identix Incorporated (the Company) and its wholly-owned subsidiaries, ANADAC, Inc. (ANADAC) and, for the period from March 27, 1996 to March 31, 1996, Fingerscan Pty Limited (Fingerscan); all intercompany balances and transactions have been eliminated in consolidation. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1996.

2.   INVENTORIES

     Inventories consisted of the following:

                                                                      MARCH 31,             JUNE 30,
                                                                        1996                  1995
                                                                     ----------            ----------
     Purchased parts and materials                                   $3,168,000            $1,193,000
     Work-in-process                                                  1,024,000               643,000
     Finished goods                                                     738,000               675,000
                                                                    -----------           -----------
                                                                     $4,930,000            $2,511,000
                                                                     ==========            ==========

3.   ACQUISITION OF FINGERSCAN PTY LIMITED

     On March 26, 1996, the Company acquired Fingerscan Pty Limited, a privately-held Australian-based company that designs and markets biometric identity and verification products, pursuant to a Share Purchase Agreement whereby Fingerscan became a wholly owned subsidiary of the Company. Pursuant to the Share Purchase Agreement, the shareholders of Fingerscan were issued 668,976 shares of the Company's no par value common stock.
     The Company's results for the three and nine month periods ended March 31, 1996 include the operations of Fingerscan from the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares of the Company's common stock issued in the acquisition was determined to be $5,459,000 reflecting a discount for certain restrictions related to the resale of the common stock used to purchase Fingerscan. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to in-process research and development based on an independent appraisal and $557,000 was allocated to other intangibles including acquired technology. The accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1996 include a charge of $4,723,000 for the write-off of the in-process research and development acquired in connection with the acquisition.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Fingerscan as if the acquisition had occurred on July 1, 1995, with pro forma adjustments to give effect to amortization of the intangibles including acquired technology and certain other adjustments together with related income tax effects.

                                                                               NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             ---------------------
                                                                             1996             1995
                                                                             ----             ----
     Net sales                                                             $ 26,508,000     $21,808,000
     Net loss                                                              $ (4,080,000)    $  (138,000)
     Loss per share                                                        $      (0.17)    $     (0.01)

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

     During the nine month period ended March 31, 1996, the Company received net proceeds of $1,155,000 from the issuance of 376,000 shares of common stock upon the exercise of outstanding warrants and $1,312,000 from the issuance of 600,865 shares of common stock upon the exercise of outstanding stock options.

     On March 26, 1996, the Company acquired Fingerscan Pty Limited. Pursuant to the acquisition agreement, the shareholders of Fingerscan were issued 668,976 shares of the Company's no par value common stock. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares issued in the acquisition was determined to be $5,459,000 reflecting a discount for certain restrictions related to the resale of the common stock used to purchase Fingerscan.

5.   CONTINGENT LIABILITIES

    The Company is a defendant in a patent infringement lawsuit filed against the Company by a competitor related to certain of the Company's TouchPrint products. The lawsuit has no implication for any other Identix products. Currently, the parties are engaged in ongoing discovery. In addition, Identix has filed a motion requesting the court to determine that the TouchPrint product currently on the market, the TouchPrint 600, does not infringe. The Company has established a reserve for the Company's estimate of the legal expense to seek dismissal of the lawsuit. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations.

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

On March 26, 1996, the Company acquired Fingerscan Pty Limited ("Fingerscan"), a privately-held Australian-based company that designs and markets biometric identity and verification products. Fingerscan had been a long-standing Identix OEM partner integrating Identix fingerprint identification technology into Fingerscan's fingerprint identity and verification products and systems. Fingerscan's primary biometric identity and verification products are Fingerscan*, Fingerlan 1* and Fingerlan 2*.

The Company's wholly-owned subsidiary, ANADAC, Inc. ("ANADAC"), provides information technology, engineering and management consulting services for clients in the public and private sectors. Identix acquired ANADAC on October 23, 1992.

The statements in this report that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Factors That May Affect Future Results, Events, or Performance" below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues for the three and nine month periods ended March 31, 1996 were $9,447,000 and $25,800,000, respectively, compared to $6,909,000 and
$19,751,000 for the comparable periods in the prior fiscal year. The increase in revenues of 37% and 31% for the three and nine month periods ended March 31, 1996 was due to increases in both the Company's products business revenues and services business revenues.

The Company's products revenues were $3,003,000 and $9,729,000 for the three and nine month periods ended March 31, 1996, respectively, compared to $2,018,000 and $6,197,000 for the comparable periods in the prior fiscal year. The increase in product revenues of 49% and 57% for the three and nine month periods ended March 31, 1996, respectively, is primarily due to increased shipments of the Company's TouchPrint products. International sales represented $400,000 or 13% and $852,000 or 9% of the Company's products business revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $691,000 or 34% and $2,374,000 or 38% for the same periods in the prior fiscal year. International sales are denominated in U.S. dollars. For the remainder of fiscal 1996, international sales as a percentage of product sales are expected to increase. During the nine month period ended March 31, 1996, one customer accounted for 40% of the Company's products revenues.

The Company's services revenues were $6,444,000 and $16,071,000 for the three and nine month periods ended March 31, 1996, respectively, compared to $4,891,000 and $13,554,000 for the comparable periods in the prior fiscal year.

__________________________________

* The Company has adopted TouchLock TM, TouchSafe TM , TouchClock TM , TouchPrint TM, TouchView TM, I3 TM, DocuColor TM, Fingerscan TM, Fingerlan 1 TM, and Fingerlan 2 TM as trademarks, which have not been registered with the U.S. Patent and Trademark Office.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

The increase in services revenues of 32% and 19% for the three and nine month periods ended March 31, 1996, respectively, is primarily due to increases in contract revenues to provide engineering services to the Naval Sea Systems Command and commercial contract revenues generated by ANADAC's Information Technology Group. The majority of the Company's services business revenues are generated from contracts with the U.S. government, principally the Department of Defense ("DOD"). Revenues from the DOD and from other U. S. government agencies for the three and nine month periods ended March 31, 1996 accounted for 69% and 74%, respectively, of the Company's total services business revenues compared to 75% of the Company's total services business revenues for each of the comparable periods in the prior fiscal year. Government projections indicate a continuing decline in the levels of DOD spending, which the Company believes will result in increased competition and may result in a decline in DOD revenues as a percentage of total services revenue.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 39% and 42% of its revenues for the three and nine month periods ended March 31, 1996 compared to 48% for each of the comparable periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and firm fixed-price ("FFP") contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred. The Company anticipates that revenues from CPFF contracts will decline as a percentage of its total services business revenues and that the Company's revenues from FFP and T&M contracts will increase as a percentage of its total services business revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded.

Cost of product sales was $1,640,000 or 55% and $5,484,000 or 56% of product revenues for the three and nine month periods ended March 31, 1996 compared to $1,211,000 or 60% and $3,670,000 or 59% of product revenues for the same periods in the prior fiscal year. The decrease in cost of product sales as a percentage of product revenues for the three and nine month periods ended March 31, 1996 compared to the same periods in the prior year is mainly due to manufacturing volume efficiencies and lower product cost as a percentage of product sales on certain new products introduced in mid fiscal year 1995.

Cost of services provided was $5,215,000 or 81% and $13,153,000 or 82% of services revenues for the three and nine month periods ended March 31, 1996 compared to $4,178,000 or 85% and $11,529,000 or 85% of services revenues for the comparable periods in the prior fiscal year. The decrease in cost of services provided as a percentage of services revenues is mainly due to applying the overhead pool across a larger labor base.

Research, development and engineering expenditures were $358,000 or 12% and $1,046,000 or 11% of product revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $398,000 or 20% and $1,209,000 or 20% of product revenues for the same periods in the prior fiscal year. Research, development and engineering expenses were higher in the prior year periods because the Company was incurring significant research and development expenses during such periods to complete its new TouchPrint product line which was introduced in October 1994 and its new TouchSafe product which was introduced in April 1995. The Company expects research, development and engineering expenses to increase in future quarters.

Marketing and selling expenses were $1,070,000 or 11% and $2,706,000 or 10% of total revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $651,000 and $1,753,000 or 9% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to increased staffing and expenses to promote and support the Company's products and services.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

General and administrative expenses were $1,009,000 and $2,786,000 or 11% of total revenues for each of the three and nine month periods ended March 31, 1996, respectively, compared to $642,000 or 9% and $1,940,000 or 10% of total revenues for the same periods in the prior fiscal year. The increase in general and administrative expenses is primarily due to an increase in staffing and in lease expense as the Company's services business moved into larger facilities in August 1995. The Company's lease expense for fiscal 1996 will continue to increase when the Company moves its manufacturing facilities into a new building in June 1996.

On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets biometric identity and
verification products.   The excess of the purchase price over the fair market
value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development which was written-off in the quarter ended March 31, 1996 (see Note 3).

Other income was $222,000 and $265,000 for the three and nine month periods ended March 31, 1996, respectively, compared to an expense of $25,000 and $132,000 for the same periods in the prior fiscal year. The increase in other income is attributable to an increase in interest income earned on the temporary investments of higher cash balances and the proceeds from a licensing arrangement related to one of the Company's trademarks.

During the nine month period ended March 31, 1996, Identix did not borrow against its bank line of credit. The weighted average interest rate paid by ANADAC on its bank line of credit for each of the three month and nine month periods ended March 31, 1996 was 8.3% and 8.6%, respectively.

For the three and nine month periods ended March 31, 1996, the Company had net losses, including the write-off of acquired in-process research and development of $4,723,000, of $4,346,000 or $0.19 loss per share and $3,833,000 or $0.17 loss per share, respectively, compared to a net loss of $86,000 or less than $0.01 loss per share for three month period ended March 31, 1995 and a net loss of $372,000 or $0.02 loss per share for the nine month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,221,000 at March 31, 1996 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $379,000 is due primarily to the following activities. The Company received $4,905,000 during the nine month period ended March 31, 1996 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,593,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $1,312,000 from the exercise of stock options. Operating activities during the nine month period ended March 31, 1996 used cash of $3,068,000 primarily to finance accounts receivable resulting from the increase in product shipments and services revenues and, in the products business, from the delay of payment on certain contracts in which the Company is a subcontractor for which the Company does not expect payment until the first and second quarter of fiscal year 1997. In addition in its operating activities, the Company used cash to finance inventory for estimated future product shipments. Investing activities during the nine month period ended March 31, 1996 used cash of $1,753,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

The Company has a $3,000,000 bank line of credit secured by all of the personal property of Identix. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% per annum. The line of credit expires on June 5, 1996. There were no borrowings under this bank line of credit during the nine months ended March 31, 1996. At March 31, 1996, $1,953,000 was available under the line of credit.

ANADAC has a $4,000,000 bank line of credit secured by its accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest. The line of credit expires on October 31, 1996. As of March 31, 1996, ANADAC had $2,137,000 outstanding and $1,730,000 available under the line of credit.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

ANADAC has a $400,000 equipment financing line of credit secured by the equipment purchased under the line of credit. Amounts used bear interest at the bank's prime rate plus 0.75% per annum. The amortization term is not to exceed thirty six months. As of March 31, 1996, ANADAC had $260,000 borrowed under this line of credit.

Identix did not have any material capital expenditure commitments as of March 31, 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE


     The Company wishes to caution readers that the following important factors, among others, may affect the Company's future results, events or performance and could cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made by the Company in this report or presented elsewhere by the Company from time to time.

HISTORY OF LOSSES

     At March 31, 1996, the Company had an accumulated deficit of approximately $30,996,000. The Company experienced net losses in each year since inception, including net losses of $715,000 in the year ended June 30, 1995. Although the Company has recorded net profits in two of the last three quarters, there can be no assurance that the Company will continue to achieve profitability in any future periods.

UNCERTAINTY RELATED TO CONTRACTS WITH GOVERNMENT AGENCIES; UNPREDICTABLE REVENUE CYCLE

     A substantial portion of the Company's revenues are from government agencies. As a result, economic and political conditions beyond the Company's control will affect the performance of the Company. Government agencies are subject to political and budgetary constraints and purchases of the Company's products and services may be canceled or substantially delayed due to political and budgetary processes. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Government agencies also frequently require provisions in contracts that are not standard in private commercial transactions, such as bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty if funding for the contract is no longer available or is not obtained. The nature of the law enforcement market and the government procurement process has resulted in, and is expected to continue to result in, an irregular and unpredictable revenue cycle for the Company's products business. Accordingly, the Company's performance in any one period is not necessarily indicative of sales trends or future performance. In addition, sales to government agencies are contingent upon the Company's ability to meet a number of government requirements.

DEPENDENCE OF SERVICES BUSINESS ON U.S. DEPARTMENT OF DEFENSE

     During the fiscal year ended June 30, 1995 and the nine month period ended March 31, 1996, the Company's services business derived approximately 79% and 74%, respectively, of its revenue from contracts relating to the Department of Defense ("the DOD") and other United States government agencies. Because of budget cuts affecting the DOD, services revenues from the DOD have been declining. Government projections indicate a continuing decline in the levels of DOD spending, which the Company believes will result in increased competition and may result in a further decline in DOD revenues as a percentage of service revenues. The Company has been expanding its services business to other government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any further decline in revenue from the DOD. There can be no assurance that the Company's services business will not be adversely affected by further cuts in the DOD budget.

     The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts under which the contracting party is paid its allowable costs incurred plus a predetermined fee or profit. During the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996, the Company derived approximately 47% and 42% of its services revenues from CPFF contracts. The Company's services business also generates revenue from time-and- materials ("T&M") contracts and firm fixed-price ("FFP") contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company anticipates that revenues from CPFF contracts will continue to decline as a percentage of its total services revenues and that the Company's revenues from FFP and T&M contracts will increase as a percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP contracts it is awarded.

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS

     All of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from the sale of biometric PVTs and products for law enforcement and other public sector applications.
The Company's success in the products business will depend upon the development and expansion of the market domestically and internationally for such biometric products. To date, biometric products have made only very limited penetration into various potential markets and there can be no assurance that the size of the market for these products will grow. If the market fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected.
COMPETITION AND TECHNOLOGICAL CHANGE

     The markets for personal identity verification products and live-scan systems are subject to continuing technological change, both as a result of technical developments exploited by competitors and as a result of the changing technical needs of the customers. In order to compete effectively in this environment, the Company must be able continually to develop and market new and enhanced products. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources vastly greater than those of the Company. Existing and new competitors may enter or expand their efforts against the Company's product markets, or develop new products to compete against the Company's products. There can be no assurance that the Company's products will be able to compete successfully with the products of its competitors.

     The Company faces substantial competition from professional services providers of all sizes in the government professional services market. The Company competes by positioning itself to support specialized market niches, aligning with technology leaders and maintaining a competitive cost structure. There can be no assurance that the Company will be able to compete successfully in its services business.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

     To date, the Company's research, development and marketing efforts have primarily concentrated on seven product types. The Company believes that the success of its products business will depend on its ability to develop, manufacture and sell new products and product enhancements. Failure to do so in a timely fashion could harm the Company's competitive position. New product introductions may contribute to fluctuations in quarterly operating results, because customers may forego ordering the Company's existing products. If new products have reliability or quality problems, then the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense. There can be no assurance that the Company will successfully develop and manufacture any new products or product enhancements, or that new products or product enhancements introduced by the Company will be accepted in the marketplace.

PROPRIETARY TECHNOLOGY

     The success of the Company's products business will depend in part on its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secrets, it believes that its success will depend more upon innovation, technological expertise and distribution strength. There can be no assurance that the Company will be able to protect its technology or that competitors will not be able to develop similar technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business.

     The commercial success of Identix's products and processes will also depend in part on not infringing patents or proprietary rights of third parties which may relate to the Company's technologies and products. A competitor has filed a lawsuit against the Company alleging that certain of the Company's TouchPrint products violate the competitor's patent. Although the Company believes that it will prevail in this litigation, there can be no assurance that the outcome of this litigation will not have a material adverse effect on the Company's business, financial position or results of operations. In addition, there can be no assurance that Identix has not or will not infringe the patents or proprietary rights of others or that it will be able to obtain a license to any third party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies, processes or products may have a material adverse effect on the Company.

     Litigation, which could result in substantial cost to the Company, may also be necessary to enforce any patents issued to Identix or to determine the scope and validity of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, its business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or foreign patent offices which could result in substantial cost to the Company.

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by competitors.

SHARE HOLDINGS OF ASCOM HOLDING

     As of March 31, 1996, Ascom Holding Inc. ("Ascom Holding"), a wholly owned subsidiary of Ascom Holding AG, a Swiss Company ("Ascom"), beneficially owned approximately 23% of the outstanding Common Stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. On September 2, 1994, the Company entered into a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,418,224 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The term of the Voting Trust Agreement is ten years.

     Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

DEPENDENCE ON KEY EMPLOYEES

     The future success of the Company is dependent in part on its ability to retain certain key personnel. The Company also needs to attract additional skilled personnel in certain areas of its business to continue to grow. There can be no assurance that the Company will be able to retain its existing personnel or attract additional qualified employees in the future.

DEPENDENCE ON SUPPLIERS

     Certain of the components included in Identix's personal identity verification and live-scan systems are obtained from a single source or a limited group of suppliers. Although Identix seeks to reduce dependence on these sole and limited source suppliers, the partial or complete loss of certain of these sources could result in delays and require the incurrence of development costs to establish alternative sources which could have a material adverse effect on the Company's results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect the Company's results of operations.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company has strategic relationships regarding certain of its products in an effort to enhance its marketing efforts. There can be no assurance that such strategic relationships, such as the Company's joint marketing arrangement with Oracle Corp., will generate meaningful sales growth in the future.

     In the services industry, ANADAC has begun to expand its marketing efforts beyond the DOD to other government agencies and to the private sector because the DOD has experienced budget cuts. There can be no assurance that ANADAC will be able to compete successfully in these other markets.

REQUIREMENT FOR ADDITIONAL FUNDS

     The Company has not yet achieved positive cash flow from operations of its products business and may need additional financing to support operations of its products business unless sales volume increases to a level sufficient to generate positive cash flow. There can be no assurance that the Company will be able to obtain such financing if needed, or that the terms of such financing will be favorable to the Company. In the past, the Company has required waivers from its banks regarding noncompliance with certain loan covenants and there can be no assurance such waivers, if required, will be available in the future. The Company believes that cash flow from operations, together with existing working capital and two bank lines of credit maintained by the Company will be adequate for its cash requirements through December 31, 1996.

PRODUCT RECALL AND PRODUCT LIABILITY

     There is a risk, that for unforeseen reasons, Identix may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail. Any one of these circumstances could adversely affect the Company's results of operations. The Company does carry product liability insurance, but there can be no assurance that existing coverage is adequate for current operations or will be adequate for future operations. The Company's business could be adversely affected by the assertion of product liability claims.

VOLATILITY OF MARKET PRICE OF COMMON STOCK

     From July 1, 1993 through March 31, 1996, the Common Stock traded within a range of $1.75 to $16.75 per share. The market price of the Common Stock is subject to significant fluctuations in response to variations in quarterly operating results and other factors such as the timing and volume of government procurements for the Company's products or services, announcements of technological innovations or new products or services by the Company or by the Company's competitors and developments in patent or other proprietary rights. In addition, the stock market has recently experienced significant price fluctuations, often unrelated to the operating performance of the specific companies whose stocks are traded. Broad market fluctuations, as well as economic conditions generally and in the Company's products and services industries specifically, may adversely affect the market price of the Common Stock.

IDENTIX INCORPORATED

PART II          OTHER INFORMATION

     Item 1.     Legal Proceedings

                 On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. Currently, the parties are engaged in ongoing discovery. In addition, Identix has filed a motion requesting the court to determine that the TouchPrint product currently on the market, the TouchPrint 600, does not infringe. The Company will defend this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance that the Company will be successful in defending the action and, even if the Company is successful in defending the action, the costs of such defense could be substantial.


     Item 6.     Exhibits and Reports on Form 8-K.

                          (a) Exhibits

                              Exhibit
                              Number               Description
                              ------               -----------
                              11.1                 Statement of Computation of Earnings Per Share

                              27.1                 Financial Data Schedule


                          (b) No reports on Form 8-K were filed by the Company during the three month period ended March
                               31, 1996.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDENTIX INCORPORATED
                                       May 13, 1996




                                       BY:   /s/James P. Scullion
                                          ------------------------------------
                                             James P. Scullion
                                             Chief Financial Officer
                                             Vice President of Finance

                                EXHIBIT INDEX

Exhibit 11.1    Statement of Computation of Earnings Per Share
Exhibit 27.1    Financial Data Schedule