Form 10-Q/A
period 1996-03-31
IDENTIX INC
filed 1996-08-02
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

                               AMENDMENT NO. 1


(Mark one)
X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- --
Act of 1934.

For the quarterly period ended March 31, 1996 or
                               --------------

_______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

                        California                                                94-2842496
- -----------------------------------------------------------            --------------------------------
(State or other jurisdiction of incorporation of                       (IRS Employer Identification No.)
                     organization)

510 N. Pastoria Avenue, Sunnyvale, California             94086
- ---------------------------------------------         ------------
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

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares of the Company's common stock issued in the acquisition was determined to be $5,459,000 reflecting a 32% discount from the then current market price for certain restrictions related to the resale of the common stock used to purchase Fingerscan. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to in-process research and development and $557,000 was allocated to other intangibles including acquired technology. An independent appraisal was performed which used the income approach to determine the fair value of Fingerscan and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The developmental products acquired were evaluated in context of Interpretation 4 of SFAS No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance of these provisions as technological feasibility had not yet been reached. The accompanying consolidated statements of operations for the three and nine month periods ended March 31, 1996 include a charge of $4,723,000 for the write-off of the in-process research and development acquired in connection with the acquisition. The in-process research and development charge represents a multiple of approximately 19 times Fingerscan's trailing twelve month's research and development expenditures.

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

The Company's products revenues were $3,003,000 and $9,729,000 for the three and nine month periods ended March 31, 1996, respectively, compared to $2,018,000 and $6,197,000 for the comparable periods in the prior fiscal year. The increase in product revenues of 49% and 57% for the three and nine month periods ended March 31, 1996, respectively, is primarily due to increased shipments of the Company's TouchPrint products. International sales represented $400,000 or 13% and $852,000 or 9% of the Company's products business revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $691,000 or 34% and $2,374,000 or 38% for the same periods in the prior fiscal year. International sales are denominated in U.S. dollars. For the remainder of fiscal 1996, international sales as a percentage of product sales are expected to increase. During the nine month period ended March 31, 1996, one customer accounted for 40% of the Company's products revenues. For the remainder of fiscal 1996, the Company expects revenues from this customer will continue to be significant. For fiscal 1997, the Company expects revenues from this customer will be significantly less than in fiscal 1996, both in absolute dollars and as a percentage of product revenues.


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



On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets biometric identity and
verification products.   The excess of the purchase price over the fair market
value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development which was written-off in the quarter ended March 31, 1996 (see Note 3). The Company believes there are significant developmental issues remaining to develop the acquired in-process research and development into commercially viable products. The Company estimates that if it can successfully develop the acquired in-process research and development into commercially viable products, the first product incorporating such technology will be released at the end of December 1996. Research and development expenditures required to develop this first product are estimated at approximately $500,000.



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

LIQUIDITY AND CAPITAL RESOURCES



Cash and cash equivalents were $4,221,000 at March 31, 1996 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $379,000 is due primarily to the following activities. The Company received $4,905,000 during the nine month period ended March 31, 1996 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,593,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $1,312,000 from the exercise of stock options. Operating activities during the nine month period ended March 31, 1996 used cash of $3,068,000 primarily to finance increases in accounts receivable and inventory, which increases were in part financed by an increase in accounts payable, each discussed below. Investing activities during the nine month period ended March 31, 1996 used cash of $1,753,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

Accounts receivable at March 31, 1996, increased to $13,792,000 from $8,158,000 at June 30, 1995. This increase was due primarily to the growth in overall revenues, as well as unexpected delays in payment under two contracts for which the Company acts as a subcontractor. The delays were due primarily to the Company extending payment terms to the prime contractor similar to the terms the prime contractor has with the government agencies. During fiscal 1996 the Company shipped product and provided services to the prime contractor totaling approximately $3,800,000, of which $3,000,000 remains outstanding at March 31, 1996. Based on the agreed upon payment terms, the Company estimates it will receive payments totaling approximately $450,000 during the fourth quarter of fiscal 1996, $550,000 during the first quarter of fiscal 1997 and the remaining $2,000,000 during the second quarter of fiscal 1997.

Inventories at March 31, 1996, increased to $4,930,000, compared to $2,511,000 at June 30, 1995. This increase was due primarily to (i) the growth in product revenues requiring higher stocking levels, (ii) certain product sales falling short of forecast, and (iii) an increase in the stocking level of a key component discontinued by a manufacturer. The Company has located a replacement for the component and is designing the replacement component into the Company's product.

Accounts payable at March 31, 1996, increased to $4,284,000 from $1,635,000 at June 30, 1995. This increase was mainly due to the increase in inventories.



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


                                       IDENTIX INCORPORATED
                                       July 31, 1996




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