Form 10-Q/A
period 1995-12-31
IDENTIX INC
filed 1996-09-13
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark one)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended December 31, 1995 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES X   NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        23,284,858 shares of Common Stock
                             as of January 31, 1996

                              IDENTIX INCORPORATED

                                      INDEX


                                                                                                   PAGE

PART I FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - December 31, 1995 and June 30, 1995................  1

                  Consolidated Statements of Operations - Three months ended
                    December 31, 1995 and 1994; and six months ended
                    December 31, 1995 and 1994.....................................................  2

                  Consolidated Statements of Cash Flows - Six months ended
                    December 31, 1995 and 1994.....................................................  3

                  Notes to Consolidated Financial Statements.......................................  5

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................  6


PART II           OTHER INFORMATION................................................................  9


       Item 1     Legal Proceedings

       Item 4     Submission of Matters to a Vote of Security Holders

       Item 5     Other Information

       Item 6     Exhibits and Reports on Form 8-K

       Signatures ................................................................................  11

IDENTIX INCORPORATED

Explanatory Note:
- ----------------

As previously announced, the Registrant is restating its financial statements for the second, third and fourth quarters of fiscal 1996 based on a change in the application of its revenue recognition policy for certain law enforcement contracts. Accordingly, the Registrant is hereby amending and restating its second quarter Form 10Q as set forth in this Form 10Q/A.


PART I  Item 1.  FINANCIAL INFORMATION



                                                  IDENTIX INCORPORATED
                                              CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,         JUNE 30,
                                                                           1995               1995
                                                                       ------------        -----------
                                                                       (UNAUDITED)

ASSETS
    Current assets:
      Cash and cash equivalents                                         $ 6,463,000         $ 3,842,000
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $434,000 and $347,000                        9,142,000           8,158,000
      Inventories                                                         4,300,000           2,511,000
      Prepaid expenses and other assets                                     282,000             511,000
                                                                       ------------        ------------
         Total current assets                                            20,187,000          15,022,000

    Property and equipment, net                                           1,737,000           1,249,000
    Intangibles and other assets                                          2,015,000           1,833,000
                                                                       ------------        ------------
                                                                        $23,939,000         $18,104,000
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks                                            $ 2,647,000         $ 2,101,000
      Accounts payable                                                    2,705,000           1,635,000
      Accrued compensation                                                  868,000             999,000
      Other accrued liabilities                                             517,000             483,000
      Current portion of long-term note                                     106,000                  --
      Deferred maintenance revenue                                          307,000             233,000
                                                                       ------------        ------------
         Total current liabilities                                        7,150,000           5,451,000

    Deferred maintenance revenue                                            215,000             287,000
    Long-term note, less current portion                                    180,000                  --
    Other liabilities                                                        89,000              92,000
                                                                       ------------        ------------
         Total liabilities                                                7,634,000           5,830,000
                                                                       ------------        ------------

    Commitments and contingencies (Note 5)

    Shareholders' equity:
      Common stock, no par; 30,000,000 shares authorized;
         23,244,101 and 21,520,879 shares issued and outstanding         43,986,000          39,437,000
      Accumulated deficit                                               (27,681,000)        (27,163,000)
                                                                       ------------        ------------
         Total shareholders' equity                                      16,305,000          12,274,000
                                                                       ------------        ------------
                                                                        $23,939,000         $18,104,000
                                                                       ============        ============

       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         DECEMBER 31,                            DECEMBER 31,
                                                 -------------------------------         -------------------------------
                                                     1995               1994                1995                1994
                                                     ----               ----                ----                ----
Revenues:
    Net product revenues                         $ 1,543,000         $ 2,485,000         $ 4,629,000         $ 4,179,000
    Services                                       5,200,000           4,493,000           9,627,000           8,663,000
                                                 -----------         -----------         -----------         -----------
      Total revenues                               6,743,000           6,978,000          14,256,000          12,842,000
                                                 -----------         -----------         -----------         -----------

Costs and expenses:
    Cost of product revenues                       1,016,000           1,360,000           2,778,000           2,459,000
    Cost of services provided                      4,256,000           3,723,000           7,938,000           7,351,000
    Research, development and engineering            352,000             377,000             688,000             811,000
    Marketing and selling                            828,000             641,000           1,636,000           1,102,000
    General and administrative                       946,000             709,000           1,777,000           1,298,000
                                                 -----------         -----------         -----------         -----------
      Total costs and expenses                     7,398,000           6,810,000          14,817,000          13,021,000
                                                 -----------         -----------         -----------         -----------

Income (loss) from operations                       (655,000)            168,000            (561,000)           (179,000)
Other income (expense)                                13,000             (64,000)             43,000            (107,000)
                                                 -----------         -----------         -----------         -----------
Net income (loss)                                $  (642,000)        $   104,000         $  (518,000)        $  (286,000)
                                                 ===========         ===========         ===========         ===========

Net income (loss) per common and
  common equivalent share                        $     (0.03)        $     0.01          $     (0.02)        $     (0.02)
                                                 ===========         ===========         ===========         ===========

Weighted average common
  and common equivalent shares                    23,197,000          19,243,000          22,929,000          19,027,000
                                                 ===========         ===========         ===========         ===========


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     FOR  THE SIX MONTH PERIOD
                                                                          ENDED DECEMBER 31,
                                                                      1995               1994
                                                                      ----               ----
Cash flows from operating activities:
   Net income (loss)                                              $  (518,000)       $  (286,000)
Adjustments to reconcile net income (loss) to net cash used
   for operating activities:
   Depreciation and amortization                                      677,000            623,000
   Amortization of deferred maintenance revenue                      (169,000)           (71,000)
   Changes in assets and liabilities:
      Accounts receivable                                            (984,000)        (3,316,000)
      Accounts receivable from Ascom Hasler                                --            118,000
      Inventories                                                  (1,789,000)           204,000
      Prepaid expenses and other assets                               229,000            (61,000)
      Accounts payable                                              1,070,000           (264,000)
      Accrued compensation                                           (131,000)           220,000
      Other accrued liabilities                                        34,000             24,000
      Deferred maintenance revenue                                    171,000             94,000
                                                                  -----------        -----------

Net cash used for operating activities                             (1,410,000)        (2,715,000)
                                                                  -----------        -----------

Cash flows used in investing activities:
   Capital expenditures                                              (946,000)          (305,000)
   Additions to intangibles and other assets                         (401,000)          (101,000)
   Proceeds from sale of property and equipment                            --              5,000
                                                                  -----------        -----------

Net cash used in investing activities                              (1,347,000)          (401,000)
                                                                  -----------        -----------

Cash flows from financing activities:
   Borrowings under bank lines of credit                            7,102,000          7,166,000
   Payments under bank lines of credit                             (6,556,000)        (4,959,000)
   Borrowings under long-term note                                    318,000                 --
   Principal payments on long-term notes                              (35,000)                --
   Proceeds from sale of common stock and warrants, net             4,549,000          1,526,000
                                                                  -----------        -----------

Net cash provided by financing activities                           5,378,000          3,733,000
                                                                  -----------        -----------

Net increase in cash and cash equivalents                           2,621,000            617,000

Cash and cash equivalents at beginning of period                    3,842,000            799,000
                                                                  -----------        -----------

Cash and cash equivalents at end of period                        $ 6,463,000        $ 1,416,000
                                                                  ===========        ===========


       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED . . .


Non-cash investing and financing activities:

In connection with ANADAC's bank line of credit agreement, ANADAC obtained an ESOP loan. As the ESOP makes payments on the debt, the Company's debt and corresponding receivable are reduced. As of June 30, 1995, the ESOP loan was paid in full. During the six months ended December 31, 1994, the ESOP made payments of $70,000.


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     These consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 1995 included in the Company's Form 10-K. These consolidated financial statements include the accounts of Identix Incorporated (the Company) and its wholly owned subsidiary, ANADAC, Inc. (ANADAC); all significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1996.

2.   INVENTORIES

     Inventories consisted of the following:

                                                                        DECEMBER 31,          JUNE 30,
                                                                           1995                 1995
                                                                        ------------          -----------

     Purchased parts and materials                                      $1,704,000             $1,193,000
     Work-in-process                                                       922,000                643,000
     Finished goods                                                      1,674,000                675,000
                                                                        ----------            -----------
                                                                        $4,300,000             $2,511,000
                                                                        ==========             ==========

3.   BANK LINE OF CREDIT

     In October 1995, ANADAC extended its current bank line of credit. The line of credit expires on February 29, 1996.


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

The Company's wholly owned subsidiary, ANADAC, Inc. ("ANADAC"), provides information technology, engineering and management consulting services for clients in the public and private sectors. Identix acquired ANADAC on October 23, 1992.

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

RESULTS OF OPERATIONS

Revenues for the three and six month periods ended December 31, 1995 were $6,743,000 and $14,256,000, respectively, compared to $6,978,000 and $12,842,000 for the comparable periods in the prior fiscal year. For the three month period ended December 31, 1995, the decrease in revenues of 3% is due to a decrease in the Company's product revenues offset by an increase in services revenues. For the six month period ended December 31, 1995, the increase in revenues of 11% was due to increases in both the Company's products business revenues and services business revenues.

The Company's net products revenues were $1,543,000 and $4,629,000 for the three and six month periods ended December 31, 1995, respectively, compared to $2,485,000 and $4,179,000 for the comparable periods in the prior fiscal year. The decrease in net product revenues of 38% for the three month period ended December 31, 1995 is primarily due to decreased shipments of the Company's fingerprint identification subsystem that it sells to OEMs. The increase in net product revenues of 11% for the six month period ended December 31, 1995 is primarily due to increased shipments of the Company's TouchPrint products offset by a decrease in revenues of the Company's fingerprint identification subsystem that it sells to OEMs. One customer accounted for 26% of net product revenues for the six month period ended December 31, 1995. International sales represented $234,000 or 15% and $452,000 or 10% of the Company's products business revenues for the three and six month periods ended December 31, 1995, respectively, compared to $1,048,000 or 42% and $1,683,000 or 40% for the same periods in the prior fiscal year. International sales are denominated in U.S. dollars. For the remainder of fiscal 1996, international sales as a percentage of product sales are expected to remain relatively constant.

_______________

* The Company has adopted TouchLock (TM), TouchSafe (TM) , TouchClock (TM) , TouchPrint (TM), TouchView (TM), I(3) (TM), and DocuColor (TM) as trademarks, which have not been registered with the U.S. Patent and Trademark Office.

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

Cost of product revenues was $1,016,000 and $2,778,000 or 66% and 60% of product revenues for the three and six month periods ended December 31, 1995, respectively, compared to $1,360,000 or 55% and $2,459,000 or 59% of product revenues for the same periods in the prior fiscal year. The increase in cost of product revenues as a percentage of net product revenues for the three month period ended December 31, 1995 compared to the same period in the prior year is primarily due to a change in the mix of products sold.

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

Research, development and engineering expenditures were $352,000 and $688,000 or 23% and 15% of net product revenues for the three and six month periods ended December 31, 1995, respectively, compared to $377,000 or 15% and $811,000 or 19% of product revenues for the same periods in the prior fiscal year. Research, development and engineering expenses, in absolute dollars, were higher in the prior year periods because the Company was incurring research and development expenses during such periods to complete its new TouchPrint product line which was introduced in October 1994. The Company expects research, development and engineering expenses to increase in future quarters.

Marketing and selling expenses were $828,000 or 12% of total revenues and $1,636,000 or 11% of total revenues for the three and six month periods ended December 31, 1995, respectively, compared to $641,000 and $1,102,000 or 9% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to increased staffing and expenses to promote and support the Company's products and services.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

General and administrative expenses were $946,000 and $1,777,000 or 14% and 12% of total revenues for the three and six month periods ended December 31, 1995, respectively, compared to $709,000 and $1,298,000 or 10% of total revenues for each of the same periods in the prior fiscal year. The increase in general and administrative expenses is primarily due to an increase in staffing and in lease expense as the Company's services business moved into larger facilities in August 1995. The Company's lease expense for fiscal 1996 may also increase if the Company decides to move all or part of its headquarters and products business when its lease expires in March 1996.

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

The Company had a net loss of $642,000 and $518,000 or $0.03 and $0.02 loss per share for the three and six month periods ended December 31, 1995, respectively, compared to net income of $104,000 or $0.01 per share for three month period ended December 31, 1994 and a net loss of $286,000 or $0.02 loss per share for the six month period ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6,463,000 at December 31, 1995 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $2,621,000 is due primarily to financing activities which provided cash of $5,378,000. The Company received $4,549,000 during the six month period ended December 31, 1995 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,402,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $1,147,000 from the exercise of stock options. In addition, the Company borrowed $546,000 under the ANADAC bank line of credit and $318,000 under the equipment financing line of credit. Operating activities during the six month period ended December 31, 1995 used cash of $1,410,000 primarily to finance inventories for certain forecasted product sales that were not realized prior to December 31, 1995 and accounts receivable resulting from the slow down in collection of government accounts receivable due to the federal government shut down. Investing activities during the six month period ended December 31, 1995 used cash of $1,347,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

The Company has a $3,000,000 bank line of credit secured by all of the personal property of Identix. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% per annum. The line of credit expires on June 5, 1996. There were no borrowings under this bank line of credit during the six months ended December 31, 1995. At December 31, 1995, $1,878,000 was available under the line of credit. As of December 31, 1995, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for such covenant.

ANADAC has a $4,000,000 bank line of credit secured by its accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest. The line of credit was extended in October 1995 and expires on February 29, 1996. As of December 31, 1995, ANADAC had $2,647,000 outstanding and $567,000 available under the line of credit.

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

                  (a) The Annual Meeting of Shareholders was held on October 26, 1995

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


                            IDENTIX INCORPORATED
                            September 12, 1996





                            BY: /s/James P. Scullion
                               --------------------------------
                                James P. Scullion
                                Chief Financial Officer
                                Vice President of Finance