Form 10-Q/A
period 1996-03-31
IDENTIX INC
filed 1996-09-13
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 2


(Mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1996 or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              IDENTIX INCORPORATED

                                      INDEX


                                                                                                 PAGE

PART I FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - March 31, 1996 and June 30, 1995................   1

                  Consolidated Statements of Operations - Three months ended
                    March 31, 1996 and 1995; and nine months ended
                    March 31, 1996 and 1995.....................................................   2

                  Consolidated Statements of Cash Flows - nine months ended
                    March 31, 1996 and 1995.....................................................   3

                  Notes to Consolidated Financial Statements....................................   5

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................   7


PART II           OTHER INFORMATION.............................................................  15


       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K

       Signatures ..............................................................................  16

IDENTIX INCORPORATED

Explanatory Note:
- ----------------

As previously announced, the Registrant is restating its financial statements for the second, third and fourth quarters of fiscal 1996 based on a change in the application of its revenue recognition policy for certain law enforcement contracts. Accordingly, the Registrant is hereby amending and restating its third quarter Form 10Q in its entirety as set forth in this Amendment No 2. on Form 10Q/A.


PART I  Item 1.  FINANCIAL INFORMATION



                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                     MARCH 31,           JUNE 30,
                                                                       1996                1995
                                                                   ------------       - -----------
                                                                   (UNAUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                        $  4,221,000        $  3,842,000
  Accounts receivable, less allowance for doubtful accounts
    and sales returns of $448,000 and $347,000                       10,474,000           8,158,000
  Inventories                                                         6,520,000           2,511,000
  Prepaid expenses and other assets                                     220,000             511,000
                                                                   ------------        ------------
     Total current assets                                            21,435,000          15,022,000

Property and equipment, net                                           1,935,000           1,249,000
Intangibles and other assets                                          2,617,000           1,833,000
                                                                   ------------        ------------
                                                                   $ 25,987,000        $ 18,104,000
                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                                           $  2,137,000        $  2,101,000
  Accounts payable                                                    4,284,000           1,635,000
  Accrued compensation                                                  984,000             999,000
  Other accrued liabilities                                             513,000             483,000
  Current portion of long-term note                                     106,000                  --
  Deferred maintenance revenue                                          258,000             233,000
                                                                   ------------        ------------
     Total current liabilities                                        8,282,000           5,451,000

Deferred maintenance revenue                                            210,000             287,000
Long-term note, less current portion                                    154,000                  --
Other liabilities                                                        89,000              92,000
                                                                   ------------        ------------
     Total liabilities                                                8,735,000           5,830,000
                                                                   ------------        ------------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Common stock, no par; 30,000,000 shares authorized;
     24,061,242 and 21,520,879 shares issued and outstanding         49,801,000          39,437,000
  Accumulated deficit                                               (32,548,000)        (27,163,000)
  Cumulative translation adjustment                                      (1,000)                 --
                                                                   ------------        ------------
     Total shareholders' equity                                      17,252,000          12,274,000
                                                                   ------------        ------------
                                                                   $ 25,987,000        $ 18,104,000
                                                                   ============        ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             MARCH 31,                             MARCH 31,
                                                 -------------------------------         -------------------------------
                                                     1996               1995                1996                1995
                                                     ----               ----                ----                ----
Revenues:
    Net product revenues                         $ 1,958,000         $ 2,018,000         $ 6,587,000         $ 6,197,000
    Services revenues                              6,444,000           4,891,000          16,071,000          13,554,000
                                                 -----------         -----------         -----------         -----------
      Total revenues                               8,402,000           6,909,000          22,658,000          19,751,000
                                                 -----------         -----------         -----------         -----------

Costs and expenses:
    Cost of product revenues                       1,116,000           1,211,000           3,894,000           3,670,000
    Cost of services revenues                      5,215,000           4,178,000          13,153,000          11,529,000
    Research, development and engineering            358,000             398,000           1,046,000           1,209,000
    Marketing and selling                          1,070,000             651,000           2,706,000           1,753,000
    General and administrative                     1,009,000             642,000           2,786,000           1,940,000
    Write off of acquired in-process
      research and development                     4,723,000                  --           4,723,000                  --
                                                 -----------         -----------         -----------         -----------
      Total costs and expenses                    13,491,000           7,080,000          28,308,000          20,101,000
                                                 -----------         -----------         -----------         -----------

Loss from operations                              (5,089,000)           (171,000)         (5,650,000)           (350,000)
Other income (expense)                               222,000             (25,000)            265,000            (132,000)
                                                 -----------         -----------         -----------         -----------
Loss before income tax benefit                    (4,867,000)           (196,000)         (5,385,000)           (482,000)
Income tax benefit                                        --             110,000                  --             110,000
                                                 -----------         -----------         -----------         -----------
Net loss                                         $(4,867,000)        $   (86,000)        $(5,385,000)        $  (372,000)
                                                 ===========         ===========         ===========         ===========

Net loss per common and
  common equivalent share                        $     (0.21)        $         *         $     (0.23)        $     (0.02)
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

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTH PERIOD
                                                                                         ENDED MARCH 31,
                                                                                    1996                1995
                                                                                    ----                ----
Cash flows from operating activities:
   Net loss                                                                    $ (5,385,000)       $   (372,000)
Adjustments to reconcile net loss to net cash used
   for operating activities:
   Depreciation and amortization                                                  1,043,000             907,000
   Amortization of deferred maintenance revenue                                    (286,000)           (136,000)
   Write off of acquired in-process research and development                      4,723,000                  --
   Changes in assets and liabilities, net of the effects of acquisition:
      Accounts receivable                                                        (2,164,000)         (3,120,000)
      Accounts receivable from Ascom Hasler                                              --             177,000
      Inventories                                                                (3,775,000)           (394,000)
      Prepaid expenses and other assets                                             291,000             (47,000)
      Accounts payable                                                            2,493,000            (298,000)
      Accrued compensation                                                          (32,000)            362,000
      Other accrued liabilities                                                    (207,000)           (133,000)
      Deferred maintenance revenue                                                  234,000             115,000
      Other liabilities                                                              (3,000)             (3,000)
                                                                               ------------        ------------

Net cash used for operating activities                                           (3,068,000)         (2,942,000)
                                                                               ------------        ------------

Cash flows used in investing activities:
   Capital expenditures                                                          (1,399,000)           (581,000)
   Additions to intangibles and other assets                                       (510,000)           (148,000)
   Cash received in acquisition                                                     156,000                  --
   Proceeds from sale of property and equipment                                          --              14,000
                                                                               ------------        ------------

Net cash used in investing activities                                            (1,753,000)           (715,000)
                                                                               ------------        ------------

Cash flows from financing activities:
   Borrowings under bank lines of credit                                         10,336,000          10,550,000
   Payments under bank lines of credit                                          (10,300,000)         (9,032,000)
   Borrowings under long-term note                                                  318,000                  --
   Principal payments on long-term notes                                            (58,000)                 --
   Proceeds from sale of common stock and warrants, net                           4,905,000           1,762,000
   Other, net                                                                        (1,000)                 --
                                                                               ------------        ------------

Net cash provided by financing activities                                         5,200,000           3,280,000
                                                                               ------------        ------------

Net increase in cash and cash equivalents                                           379,000            (377,000)

Cash and cash equivalents at beginning of period                                  3,842,000             799,000
                                                                               ------------        ------------

Cash and cash equivalents at end of period                                     $  4,221,000        $    422,000
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

On March 26, 1996, the Company acquired Fingerscan Pty Limited pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company (Note 3). The merger was accounted for as a purchase as follows:

Cash                                                                  $  156,000
Accounts receivable                                                      152,000
Inventory                                                                234,000
Property and equipment, net                                               23,000
Intangible and other assets                                              581,000
In-process research and development                                    4,723,000
                                                                      ----------
                                                                      $5,869,000
                                                                      ==========

Accounts payable and other accruals                                   $  393,000
Accrued compensation                                                      17,000
Common stock                                                           5,459,000
                                                                      ----------
                                                                      $5,869,000
                                                                      ==========


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

2.   INVENTORIES

     Inventories consisted of the following:

                                                   MARCH 31,          JUNE 30,
                                                     1996               1995
                                                  ----------          ----------

     Purchased parts and materials                $3,168,000          $1,193,000
     Work-in-process                               1,024,000             643,000
     Finished goods                                2,328,000             675,000
                                                  ----------          ----------
                                                  $6,520,000          $2,511,000
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

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Fingerscan as if the acquisition had occurred on July 1, 1995, with pro forma adjustments to give effect to amortization of the intangibles including acquired technology and certain other adjustments together with related income tax effects. The pro forma combined statements of operations do not include the non-recurring write-off of acquired in-process research and development.

                                       NINE MONTHS ENDED
                                            MARCH 31,
                                   1996                   1995
                                   ----                   ----
Net revenues                    $23,366,000           $21,808,000
Net loss                        $  (909,000)          $  (138,000)
Loss per share                  $     (0.04)          $     (0.01)

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

RESULTS OF OPERATIONS

Revenues for the three and nine month periods ended March 31, 1996 were $8,402,000 and $22,658,000, respectively, compared to $6,909,000 and $19,751,000 for the comparable periods in the prior fiscal year. The increase in revenues of 22% for the three month period ended March 31, 1996 was due primarily to an increase in services business revenues. The increase in revenues of 15% for the nine month period ended March 31, 1996 was due to increases in both the Company's products business revenues and services business revenues.


The Company's net products revenues were $1,958,000 and $6,587,000 for the three and nine month periods ended March 31, 1996, respectively, compared to $2,018,000 and $6,197,000 for the comparable periods in the prior fiscal year. The increase in net product revenues of 6% for the nine month period ended March 31, 1996 is due primarily to increased shipments of the Company's TouchPrint products and from the inclusion of Fingerscan revenues since the date of acquisition offset by a decrease in revenues of the Company's fingerprint identification subsystem that it sells to OEMs. During the nine month period ended March 31, 1996, one customer accounted for 22% of the Company's net products revenues. This customer is a prime contractor on certain contracts for which the Company supplied product as a subcontractor. For the remainder of fiscal 1996, the Company expects revenues from this customer will continue to be significant. For fiscal 1997, the Company expects revenues from this customer will be significantly less than in fiscal 1996 as a percentage of net product revenues, because the supply of products on the fiscal year 1996 contracts is expected to be substantially fulfilled by the Company. International sales represented $400,000 or 20% and $852,000 or 13% of the


- --------
* The Company has adopted TouchLock (TM), TouchSafe (TM), TouchClock (TM), TouchPrint (TM), TouchView (TM), I(3) (TM), DocuColor (TM), Fingerscan (TM), Fingerlan 1 (TM), and Fingerlan 2 (TM) as trademarks, which have not been registered with the U.S. Patent and Trademark Office.

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

Cost of product sales was $1,116,000 or 57% and $3,894,000 or 59% of net product revenues for the three and nine month periods ended March 31, 1996 compared to $1,211,000 or 60% and $3,670,000 or 59% of net product revenues for the same periods in the prior fiscal year. The decrease in cost of product sales as a percentage of product revenues for the three month period ended March 31, 1996 compared to the same period in the prior year is primarily due to a change in the mix of products sold and manufacturing volume efficiencies.

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

Research, development and engineering expenditures were $358,000 or 18% and $1,046,000 or 16% of net product revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $398,000 or 20% and $1,209,000 or 20% of net product revenues for the same periods in the prior fiscal year. Research, development and engineering expenses were higher in the prior year periods because the Company was incurring research and development expenses during such periods to complete its new TouchPrint product line which was introduced in October 1994 and its new TouchSafe product which was introduced in April 1995. The Company expects research, development and engineering expenses to increase in future quarters.

Marketing and selling expenses were $1,070,000 or 13% and $2,706,000 or 12% of total revenues for the three and nine month periods ended March 31, 1996, respectively, compared to $651,000 and $1,753,000 or 9% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to increased staffing and expenses to promote and support the Company's products and services.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

General and administrative expenses were $1,009,000 and $2,786,000 or 12% of total revenues for each of the three and nine month periods ended March 31, 1996, respectively, compared to $642,000 or 9% and $1,940,000 or 10% of total revenues for the same periods in the prior fiscal year. The increase in general and administrative expenses is primarily due to an increase in staffing and in lease expense as the Company's services business moved into larger facilities in August 1995. The Company's lease expense for fiscal 1996 will continue to increase when the Company moves its manufacturing facilities into a new building in June 1996.

On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets biometric identity and verification products. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development which was written-off in the quarter ended March 31, 1996 (see Note 3). The Company believes there are significant developmental issues remaining to develop the acquired in-process research and development into commercially viable products. The Company estimates that if it can successfully develop the acquired in-process research and development into commercially viable products, the first product incorporating such technology will released at the end of December 1996. Research and development expediters required to develop this first product are estimated at approximately $500,000.

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

For the three and nine month periods ended March 31, 1996, the Company had net losses, including the write-off of acquired in-process research and development of $4,723,000, of $4,867,000 or $0.21 loss per share and $5,385,000 or $0.23 loss per share, respectively, compared to a net loss of $86,000 or less than $0.01 loss per share for three month period ended March 31, 1995 and a net loss of $372,000 or $0.02 loss per share for the nine month period ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $4,221,000 at March 31, 1996 as compared to $3,842,000 at June 30, 1995. The increase in cash and cash equivalents of $379,000 is due primarily to the following activities. The Company received $4,905,000 during the nine month period ended March 31, 1996 in net proceeds from the exercise of warrants and stock options and issuance of common stock as follows: $3,593,000 related to warrant exercises, including warrants exercised in the warrant redemption program, and $1,312,000 from the exercise of stock options. Operating activities during the nine month period ended March 31, 1996 used cash of $3,068,000 primarily to finance accounts receivable and inventory, which increases were financed in part by an increase in accounts payable, each discussed below. Investing activities during the nine month period ended March 31, 1996 used cash of $1,753,000 to purchase office equipment, production equipment and leasehold improvements and to develop product software.

Accounts receivable at March 31, 1996, increased to $10,474,000 from $8,158,000 at June 30, 1995. This increase is primarily due to (i) an increase in services revenues, (ii) delays in payments on accounts receivable from the prime contractor on certain commercial subcontracts and (iii) the inclusion of Fingerscan accounts receivable at March 31, 1996.

Inventories at March 31, 1996, increased to $6,520,000 from $2,511,000 at June 30, 1995. This increase was due primarily to (i) the growth in product revenues requiring higher stocking levels, (ii) inventory purchases for anticipated sales that were not realized, and (iii) an increase in the stocking level of a key component discontinued by a manufacturer. The Company has located a replacement for the component and is designing the replacement component into the Company's product.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

Accounts payable at March 31, 1996, increased to $4,284,000 from $1,635,000 at June 30, 1995. This increase was mainly due to the increase in inventories and the growth of operations.

The Company has a $3,000,000 bank line of credit secured by all of the personal property of Identix. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% per annum. The line of credit expires on June 5, 1996. There were no borrowings under this bank line of credit during the nine months ended March 31, 1996. At March 31, 1996, $1,953,000 was available under the line of credit. As of March 31, 1996, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for such covenant.

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

HISTORY OF LOSSES

At March 31, 1996, the Company had an accumulated deficit of approximately $32,548,000. The Company experienced net losses in each year since inception, including net losses of $715,000 in the year ended June 30, 1995. Although the Company has recorded net profits in one of the last three quarters, there can be no assurance that the Company will continue to achieve profitability in any future periods.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

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


The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts under which the contracting party is paid its allowable costs incurred plus a predetermined fee or profit. During the fiscal year ended June 30, 1995 and the nine months ended March 31, 1996, the Company derived approximately 47% and 42% of its services revenues from CPFF contracts. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and firm fixed-price ("FFP") contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company anticipates that revenues from CPFF contracts will continue to decline as a percentage of its total services revenues and that the Company's revenues from FFP and T&M contracts will increase as a percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such cost overruns for any FFP contracts it is awarded.


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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED. . .

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


      Item 6. Exhibits and Reports on Form 8-K

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


                                IDENTIX INCORPORATED
                                September 12, 1996





                                BY:  /s/ James P. Scullion
                                   -------------------------------
                                     James P. Scullion
                                     Chief Financial Officer
                                     Vice President of Finance