Form 10-K
period 1996-06-30
IDENTIX INC
filed 1996-09-30
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1996
                                                     or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934.
 For the transition period from ___________________ to ______________________

Commission File Number:  1-9641

                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)

             California                                  94-2842496
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

510 North Pastoria Avenue, Sunnyvale, California                 94086
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:           (408) 731-2000
Securities registered pursuant to Section 12(b) of the Act:   Common Stock, no par value
Securities registered pursuant to Section 12(g) of the Act:   None
Name of each exchange on which registered:                    American Stock Exchange
                                                              Pacific Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ X ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 31, 1996, based upon the closing price of the Common Stock on the American Stock Exchange for such date, was approximately $186,942,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock on September 2, 1996 was 24,323,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement expected to be filed with the Securities and Exchange Commission on or about October 1, 1996 and to be used in connection with the Annual Meeting of Shareholders expected to be held October 30, 1996 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                                      PAGE

Item 1.  BUSINESS......................................................................................................  1

Item 2.  PROPERTIES.................................................................................................... 18

Item 3.  LEGAL PROCEEDINGS............................................................................................. 18

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........................................................... 18

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS....................................................................................................... 20

Item 6.  SELECTED FINANCIAL DATA....................................................................................... 21

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS................................................................................................. 22

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................... 28

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.......................................................................................... 46

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................................ 47

Item 11. EXECUTIVE COMPENSATION........................................................................................ 47

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................................ 47

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................................ 47

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............................................. 48

                                     PART I

ITEM 1. BUSINESS

        The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under "Risk Factors" and the other risks described in this Annual Report on Form 10-K.

OVERVIEW

        Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing products for the capture or comparison of fingerprints for security, anti-fraud, law enforcement and other applications. Identix's products are classified into two groups: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. At the core of Identix's Bio-ID and biometric imaging products are proprietary fingerprint capture technologies developed through the application of Identix's expertise in optics and image processing. The Company's products also employ proprietary algorithms, application software and high resolution printing technology. Identix's technologies and know-how enable it to produce biometric solutions for a broad range of commercial and governmental applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. The Company's other subsidiaries include: Fingerscan Pty Ltd. ("Fingerscan") a manufacturer and integrator of Bio-ID products; and Innovative Archival Solutions ("IAS"), a supplier of contract fingerprint services for employee and applicant screening.

BIOMETRIC INDUSTRY OVERVIEW

        Fingerprints have a long history of being used as a means of verifying the identity of individuals. Fingerprint identification has its origins in law enforcement. In the 1800s, law enforcement agencies began using fingerprints to link suspects with crime scenes or objects associated with crimes. Today, the use of fingerprints in law enforcement is standard practice. Fingerprints are well suited for positive identification because it is believed that each individual's fingerprints contain a unique pattern, distinguishable from the fingerprint patterns of the rest of the population. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances have enabled fingerprint identification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications.

        BIO-ID

        The costs of fraud are estimated to be in the billions of dollars each year in the United States alone. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as serious. Accordingly, the ability to verify the identity of a specific individual is of critical importance for security and anti-fraud purposes. Numerous times each day a person is required to identify himself with something the individual has in his possession or with the knowledge of certain information, such as: automated teller machine ("ATM") cards and personal identification numbers ("PINs") to transact business at an ATM; passwords to log-on to a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to make a commercial transaction online; credit cards to make a credit purchase; time card to begin work; and a driver's license to write a check or transact business at a bank.

- ------------------
The Company has adopted ONE DIGIT PIN(TM), TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock(TM), TouchPrint(TM), TouchView(TM), I3(TM), Docucolor(TM), Fingerscan(TM), Fingerlan I(TM), and Fingerlan II(TM), as trademarks. The Fingerscan name and logo are registered in Australia.

        Despite the importance of being able to verify the identity of an individual, the most common verification methods used generally cannot provide positive identification that a person is in fact the individual who that person represents himself to be or is rightfully in possession of the physical object or information that is being used to confirm identity. Keys, credit cards, ATM cards and card keys can be lost or stolen. Passwords, account numbers or other information used for identity verification can be divulged to or intercepted by unauthorized users through electronic means and otherwise. In the workplace, time-and-attendance information can be improperly altered by an employee punching the time card for a tardy or absent co-worker.

        A more accurate method of verifying identity is to analyze some unique biological characteristic of an individual, known as "biometric" verification, to verify that person's identity before allowing the requested access or authorization. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, eye retina blood vessel patterns, hand geometry, voice, signature and face structure. Although biometric systems potentially provide a more accurate means of identification than traditional non-biometric methods, until recently their use has been limited by the cost and technological complexity of developing the equipment to read and record unique biological data and to use that data to distinguish one individual from the next and by the computer processing power and speed needed to perform those functions. In order to compete with non-biometric systems, Bio-ID systems must be fast, highly reliable and cost effective.

        Bio-ID systems have the potential to be used in a broad range of applications, including ATMs, computer database and network security, point-of-sale terminals, electronic commerce and communications, and intranet and Internet security.

        BIOMETRIC IMAGING

        Fingerprinting has gained widespread acceptance and has become increasingly more useful for law enforcement purposes because of the advances made in the process of capturing, storing, retrieving, and comparing fingerprint data. The Henry System, developed approximately 100 years ago, made the process of manually comparing fingerprints manageable by developing a system of characterizing fingerprints by different ridge patterns. The ability to characterize fingerprints by ridge patterns enabled the development of computer systems capable of comparing fingerprints against large databases of fingerprints. Developed in the 1970s, these systems, known as Automated Fingerprint Identification Systems ("AFIS"), use pattern recognition algorithms that detect fingerprint characteristics to accomplish fingerprint matching.

        Until the late 1980s, fingerprint collection was done by the traditional "ink-and-roll" process. This process starts at the local law enforcement agency where usually three or more complete sets of ink-and-roll prints are taken, one for the local agency, one to be mailed to the state and one to be mailed to the FBI. When the FBI receives the card, the card is run through a scanner which creates a digital image of the fingerprint. The AFIS then compares the digital image with the existing database of fingerprints to check the identity of an individual and also adds that fingerprint image into the database.

        While the advent of AFIS systems significantly improved the ability to compare fingerprints against large databases of fingerprints, the process of collecting ink-and-roll cards, mailing those cards to the agency that maintains the AFIS and scanning the fingerprint image into the AFIS often creates a bottleneck in the system. The fingerprinting process can be complicated by a lack of cooperation of the person being fingerprinted, the need to take multiple sets of prints and operator error. In its 1995 fiscal year, the FBI received approximately 40,000 fingerprint cards daily from local law enforcement and other governmental agencies throughout the United States, which has led to delays in scanning the cards into the FBI's AFIS. The FBI may reject the ink-and-roll cards it receives if the prints are smudged or are entered in the wrong area of the card. If the FBI rejects the card, the local agency is often required to locate the individual and have a set of fingerprints taken again. As a result of the foregoing factors, the time between taking a set of fingerprints and receiving the results of the search may take several days or weeks, and the suspect often must be released before the search results are obtained.

         In the late 1980s, live-scan technology, also known as biometric imaging, was made commercially available to permit the inkless electronic capture of fingerprint images. Identix was one of the first companies to develop and commercialize live-scan systems. Live-scan systems electronically capture and create a digitized image of the fingerprint directly from a person's finger. The digitized fingerprint image captured by the live-scan unit can be compared to a database of fingerprint images at the local agency if it has an AFIS and/or the image can be electronically relayed to a state agency where it can be compared against a larger database. In addition, because the fingerprint images are captured electronically, any number of cards can be printed from one set, eliminating the need to roll the image numerous times.

        The United States and certain international law enforcement communities are in the process of converting from manual ink-and-roll fingerprint capture to live-scan fingerprint capture. In the United States, the FBI has undertaken a major program to upgrade its Identification Division and has announced that its goal is to bring its new identification facility on-line and to receive a majority of fingerprint submissions electronically by the late 1990s. As a result of increased automation at the federal and state levels, a number of law enforcement agencies have procured live-scan fingerprint systems.

        In addition to law enforcement applications, the ability to capture a forensic quality fingerprint image electronically and compare that fingerprint with a database of fingerprint images has other important applications, such as screening potential foster parents, conducting employee background checks (including jobs in federal or state government, child care, securities or gaming), checking whether an applicant for a driver's license has received a license under a different name in that state, or ensuring that welfare benefits are paid to only qualified recipients.

IDENTIX TECHNOLOGY

        The Company believes that the following core technological competencies will enable it to address the opportunities presented in the developing biometric product markets:

        Optics and Image Processing Expertise. At the core of the Company's Bio-ID and biometric imaging products are proprietary fingerprint capture technologies developed through the application of the Company's optics and image processing expertise. The fingerprint capture devices operate by passing a beam of light through an inverted prism located directly under the acrylic surface (the "platen") on which the finger is placed. A series of reflections is experienced by the beam of light as it strikes the platen, forming an initial image that accurately corresponds to the pattern of ridges and valleys of the fingerprint. The reflected light passes through a series of lenses before reaching a camera system that records the image information.

        The design of the fingerprint capture device for the Company's Bio-ID systems is different than that of the capture devices for the Company's biometric imaging systems. Fingerprint capture devices for imaging systems must meet forensic quality standards required for identifying individuals from within large AFIS systems. To meet these stringent standards, the Company has applied its optics and image processing expertise to develop a system that captures very high resolution images. The result is a fingerprint capture unit that produces rolled finger and "slap" (four fingers at once) images at 600 dots per inch and 500 dots per inch, respectively.

        The requirements for Bio-ID units are very different. Bio-ID applications demand low prices and small size, but do not require as high resolution as biometric imaging products. To address this market, the Company has applied its optics and image processing expertise to produce a fingerprint capture device that is a fraction of the cost and size of a fingerprint capture device for an imaging system, but with high enough resolution to provide reliable identity verification.

        Algorithms, Software and Printing Expertise. The Company's products also employ proprietary algorithms, application software and high resolution printing technology. The Company's Bio-ID products use the Company's patented fingerprint analysis algorithms which permit the user considerable latitude in finger placement during use, reducing the need to monitor finger location. The algorithms, embedded in a proprietary application specific integrated circuit ("ASIC") are designed to accommodate considerable user error as well as fingerprints which are difficult to read. Moreover, the Bio-ID system software, through the use of menus and instructions, allows easy selection of customer options and provides guidance in customizing system use. The Bio-ID systems also have self-diagnostic features to check internally their own operation during start up, to monitor continuously their status during operations and to provide an information file on certain component failures or malfunctions.

        The Company's live-scan products contain a number of proprietary software features, including data management software and software for digitizing and processing fingerprint data in accordance with stringent FBI standards. The Company's expertise in networking and systems integration has allowed it to implement large-scale systems in some of the largest law enforcement agencies in the United States to automate and improve the efficiency of the criminal identification process. In addition, the Company has developed proprietary quality assurance software that can tell the operator if a smudged or otherwise unreadable fingerprint image was captured, allowing the operator to recapture the image.

BIO-ID PRODUCTS

        The Company's Bio-ID products operate by comparing an individual's finger with the mathematical characterization ("template") of the fingerprint that the individual at the time of enrollment entered into the system's memory or on a smart card (a card similar to a credit card with an embedded computer chip and memory that stores a mathematical characterization of a fingerprint) or magnetic strip card. The user enters a personal identification number and then places his finger on the platen of the Bio-ID system. The system compares the finger on the platen with the stored fingerprint data associated with the identification number to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied. See "Identix Technology."

        TouchSafe II and TouchNet II. TouchSafe II is used for controlling access to computer data, for authorizing business transactions such as electronic funds transfers and for other applications. TouchSafe II is configured to be connected to a personal computer to provide user authentication. TouchSafe II provides the necessary electronics to interface with personal computers in the form of a plug-in board. Pursuant to an agreement with Oracle Corporation ("Oracle"), Identix is currently completing development of TouchNet II, an enhanced version of TouchSafe II for securing access to computers and networks, which can also be modified to provide identity authentication on computer networks for electronic commerce. TouchNet II will be a combination verification and encryption Bio-ID product to be used as a peripheral with intranet computer appliances. TouchNet II is being designed to interface with security software being developed by Oracle and other companies for global customers' protection. TouchNet II will feature encryption coding security which scrambles communications and fingerprint data.

        TouchLock II. TouchLock II is an access control system which may be used in many different applications, including securing access to physical space such as ATMs and buildings, or authorizing financial transactions. TouchLock products have been installed in the Pentagon and in banks and industrial plants around the world. These products may be connected in a network configuration through a personal computer and have the flexibility to permit access to designated entry points, thereby allowing a customer to install different levels of security at different locations within the same system. TouchLock II is also marketed under the name Fingerscan internationally.

        TouchClock II. TouchClock II is specifically designed for employee time-and-attendance applications, to be used as an alternative to, or in conjunction with, traditional punchcard time-and-attendance systems. The TouchClock II can track an individual's time of arrival and departure as well as breaks. TouchClock II is based on the same core proprietary technology as TouchLock II.

        TouchBlock. The Company sells a fingerprint identification kit to original equipment manufacturers ("OEMs") consisting of a tooled optics subsystem, custom integrated circuit, and supporting software modules which allows biometric identification to be integrated into third party OEM systems employing microprocessor based architectures. Most of the Company's TouchBlock sales to date have been for time-and-attendance, ATM servicing and point-of-sale applications.

        TouchLan II. TouchLan II is system management software designed to allow the authorized system manager the ability to limit access of specific individuals to certain times or to certain locations, as well as to create an audit trail of all entries, alarms, enrollments, system changes and imposter attempts. TouchLan II is compatible with Microsoft Windows. TouchLan II is also marketed under the name Fingerlan II internationally.

BIOMETRIC IMAGING PRODUCTS

        TouchPrint 600. The Company's TouchPrint products are computer-based, inkless live-scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint information than the conventional "ink-and-roll" method. The TouchPrint 600 workstation and printer system was the first system accredited under the FBI's new Image Quality Specifications ("IQS") standard. Accreditation to this specification is required for direct electronic submission of fingerprint images to the FBI's integrated AFIS currently under development. In addition to law enforcement applications, there are other applications for the TouchPrint systems, including background checks of prospective employees by public and private sector employers. A standard configuration of a TouchPrint 600 system consists of a high resolution scanner with digital signal and video processing boards, multi processing application software, a multi-tasking computer and monitors and a laser printer.

        TouchView II. TouchView II is specifically designed to capture and display a high resolution video fingerprint image on a customer-supplied workstation. TouchView is used primarily by system integrators as an optical live-scan fingerprint capture device which supplies fingerprint images to computerized fingerprint database systems for identification matching. The Company's TouchView single-finger imager is used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing. TouchView is incorporated into turnkey systems by several OEMs.

        I(3) Workstation. The Identix I3 workstation is a point-of-booking system that integrates mugshot capture capability with Identix's TouchPrint live-scan fingerprinting system. The I3 workstation is designed to be integrated with the Company's DocuColor mugshot and image file management system. The I3 workstation links the key elements of the criminal identification process, including fingerprints, mugshots, biographical data, documents, arrest data and criminal investigation files, to provide law enforcement agencies with a system for consolidating criminal justice information. The I3 workstation is a modular booking workstation equipped with a live-scan system and photo capture camera, file server, investigative workstation, document scanner and color printer.

        DocuColor. The DocuColor mugshot and image file management system is an image management system that provides the capability to create an "electronic file folder" containing color video images, document images, fingerprints, forms and digitized data. The system provides compact storage and easy retrieval of a large volume of criminal justice information such that a user can, by querying the system and utilizing certain physical characteristics of a suspect, produce from a search of thousands of suspect records a photo line-up for comparison. The DocuColor system operates on a personal computer workstation. A digital video camera is used for capturing color photographs and a high resolution scanner is used to digitize documents to store in an electronic file folder. A high-capacity relational database is used to index and store information and images. Images and data from the electronic file folders can be displayed on high resolution monitors or printed on black and white or color printers. The DocuColor system provides full networking capabilities to allow multiple users access to a central database and image storage system.

FINGERPRINT SERVICE BUSINESS

        The Company believes that there is significant demand for fingerprinting services and in June 1996 acquired IAS, which provides fingerprinting services in two states using the Company's biometric imaging systems. Certain employers require a background check, including a fingerprint check, as a condition of employment. Persons who apply to be postal workers, stock brokers, bus drivers, security guards, health care workers, foster parents, school teachers, daycare providers and insurance brokers must be fingerprinted. Usually, an applicant is required to go to a police station for ink fingerprinting and then submit the fingerprint card to the employer for submission to the state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete and often the inked cards are rejected as unreadable. If the fingerprint card is rejected, an applicant then must go through the process again, which can delay an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record.

        The fingerprint services business provides the applicant and employer with the following advantages: fingerprinting takes place in a non-police environment; background checks can be completed more quickly, allowing the applicant to begin work sooner; re-submissions can be done automatically; the rejection of cards because of poor print quality is virtually eliminated; and employers may not be subject to the unnecessary risk of discovering that an employee who has begun work may have a criminal record.

        Fingerprint services are provided through mobile units which are dispatched from a central location and make periodic visits to different locales. The fingerprint services business maintains an "800" number which people can call to find out the most convenient location for them to have fingerprints taken and, if the location is serviced by a mobile unit, when the mobile unit will be at that location. The applicant then makes an appointment and provides all the necessary background information over the phone.

ANADAC SERVICES

        The Company provides information technology, engineering and management consulting services to private and public sector clients through ANADAC, which is headquartered in Arlington, Virginia. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. ANADAC provides such services through the following groups and subsidiary:

        Information Technology Group. ANADAC's Information Technology Group ("IT Group") provides business process analysis and business process engineering as well as system design, development, integration and implementation services to automate a client's workflow thereby improving operational efficiency and solving business problems. The IT Group's solutions incorporate a variety of technologies such as digital imaging, biometric imaging, rastor to vector conversion, networking, relational database development and management, telecommunications and integration of nonhomogeneous software and hardware into a single homogeneous environment.

        The Company believes there is a significant opportunity to provide businesses and government agencies imaging solutions to address work flow inefficiencies. Since most business processes involve some sort of paper documentation, imaging technologies play an important role in developing business solutions that improve storage, distribution and access efficiency. The IT Group focuses on providing acquisition, design, development and integration support for imaging systems in a variety of different applications ranging from law enforcement to office and business applications to automated storage and retrieval. The IT Group utilizes the Company's DocuColor image file management system to provide customers a file management system that allows users to capture, catalog, index, store and retrieve data, digital video images and document images using a file folder paradigm. The IT Group also develops and implements biometric imaging solutions using the Company's products. For example, the IT Group has been the system integrator for the Maryland Department of Public Safety ("MDPS"), whereby the IT Group integrated the Company's TouchPrint 600 live-scan fingerprinting system with the Company's DocuColor mugshot and file management system to provide MDPS a statewide fingerprint and mug shot verification system designed to provide fast and accurate suspect verification among Maryland's state law enforcement entities. The IT Group also designs and implements other imaging systems using "off-the-shelf" or commercially available products that satisfy its clients' requirements.

        Systems Engineering Group. ANADAC's System Engineering Group is a leader in providing consulting, scheduling, project monitoring, financial and contract management planning and implementing system acquisition programs in both the public and private sectors. The Systems Engineering Group, with its extensive expertise in planning and executing system procurements, also assists clients in developing requests for proposals ("RFPs"), evaluating proposals and providing the detailed analytical and comparative data required to make a selection. In September 1995, ANADAC's System Engineering Group was awarded a contract for program management engineering services by the Naval Sea Systems Command in support of the AEGIS Combat Shipbuilding Program. The contract is valued at approximately $7 million in the base year, with a total contract value of approximately $38 million over a five-year period if all contract options are exercised. There can be no assurance that any contract extensions will be exercised or that funding will be provided beyond the base year.

        Facilities Engineering Group. ANADAC's Facilities Engineering Group provides strategic program management, including monitoring and cost control, facility engineering audits, assessments, inspections and maintenance management and construction management from design reviews to claims consulting.

        System Dynamics, Inc. ANADAC's wholly owned subsidiary System Dynamics, Inc. provides demographic data information and services principally to Fortune 500 companies for use in lobbying Federal and state legislatures.

        A substantial portion of ANADAC's business comes from government agencies, which subjects the business to certain additional risks. See "Risk Factors--Fluctuations in Quarterly Results; History of Losses," "--Uncertainties Related to Contracts for Services with Government Agencies," and "--Other Public Agency Contract Considerations."

PRODUCT DEVELOPMENT

        The Company considers research, development and engineering to be a vital part of its operating discipline and continues to make substantial investments in research, development and engineering to enhance the performance and functionality, and in certain cases reduce the costs, of its existing products and to increase its product offerings. The Company's expenditures for research, development and engineering totaled $1,486,000, $1,582,000, and $1,519,000 in the fiscal years ended June 30, 1996, 1995 and 1994, respectively. In addition, research, development and engineering expenditures funded by customers were $255,000, $381,000 and $596,000 in the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

SALES, MARKETING AND SUPPORT

        The Company markets its Bio-ID and biometric imaging product lines directly to end users through its internal sales force, and indirectly through authorized agents, distributors, value added resellers ("VARs"), system integrators and OEMs. In fiscal 1996, North American MORPHO Systems, Inc. ("Morpho"), a system integrator, accounted for 14% of the Company's total revenues.

        Bio-ID Products. The Company's Bio-ID products are sold through a worldwide network of direct sales personnel, dealers, system integrators, VARs and OEMs. This sales organization is divided into four regions: Australia, Asia, the Americas and Europe. Sales activity is concentrated in the markets of database and network access security, banking (financial transactions) time-and-attendance, access control and government (personal verification). The Company has or plans to have sales, service, product marketing and application engineering expertise in each regional sales office to provide the customers with complete sales and maintenance support.

        In addition to marketing Bio-ID products directly through its own sales force, the Company's strategy is to establish relationships with other companies that are experts in specific market areas. The Company is working with strategic collaborators to replace or supplement PINs and passwords with fingerprint identity for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company wishes to participate. In such cases, the Company has and will pursue relationships with companies that have strong positions in these markets. For example, the Company is developing a biometric database access security product in cooperation with Oracle as part of Oracle's strategy to enhance the security of its flagship database product. See "Risk Factors--Dependence on Collaborative Partners for Product Distribution."

        Sales activity varies widely from single access control devices sold by a dealer or system integrator to complicated, networked solutions sold by several companies working cooperatively, such as time-and-attendance, building access and financial transaction authorization. The success of these sales depends on the Company's ability to provide integrated solutions that are usually software based. The majority of the service and support activities relate to these software and integration issues.

        Biometric Imaging Products. The Company's biometric imaging products are marketed primarily through a direct sales force in North America located in five regional offices. For international sales, the Company uses both a direct sales force and international sales representatives. The Company currently has one dedicated international sales representative and plans to employ additional international sales representatives in this fiscal year. Identix also teams with two major AFIS vendors, Morpho and NEC Technologies ("NEC"), to provide TouchPrint 600 systems for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its biometric imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

        The Company's TouchPrint 600 live-scan system is generally sold through a competitive bid process based on a RFP. Funding for such projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation and implementation process can extend over several months or years, although for existing customers that are adding to or upgrading their systems, the sales cycle is considerably shorter and these sales often are not required to go through the bid process.

        Product Support. Installation and maintenance support comes from the Company's regional technical staffs as well as the Company's engineering staff. This support generally includes travel to the customer site to explain the technical operation of the system, clarify the configurations, detail any necessary software customization and define the integration issues. The systems are then installed and supported by the regional staffs or the Identix trained system integrators, VARs or partners.

        The Company's biometric imaging products carry a 90-day warranty and extended service and warranty are offered through a choice of maintenance contracts. Users are also supported through a 24 hour/7 days per week Help Desk which is maintained and staffed by ANADAC's IT Group. The Company's Bio-ID products carry a one year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company passes on to its customers the standard warranties provided by those manufacturers.

        ANADAC Services. Historically, a significant portion of ANADAC's revenues have been generated from contracts with the Department of Defense ("DOD"). Because of DOD budget cuts, ANADAC has increased its marketing efforts to other government agencies and commercial entities. The marketing efforts for each group within ANADAC are led by one business development person and the head of the group.

PATENTS AND TRADE SECRETS

        The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of such technology. The Company holds the following patents: one United States patent expiring in 2002 and ten foreign patents on one version of the Company's optical fingerprint reading device; one United States patent expiring in 2008 and five foreign patents on a fingerprint analysis algorithm; one United States patent expiring in 2012 covering an enhanced method of recording a fingerprint; and one United States patent expiring in 2013 on the Company's curved platen design palm scanner. Identix has an ongoing policy of filing patent applications to seek protection for novel features of its products and currently has three patent applications pending in the United States and one in a foreign country.

        No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

        Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. For example, the Company is engaged in litigation with a competitor regarding an alleged infringement by the Company of the competitor's patent. If the outcome of any such litigation is adverse to the Company, its business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on scope or validity of the Company's patents. See Item 3 "Legal Proceeding."

        The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. See "Risk Factors-- Protection of Proprietary Technology" and Item 3 "Legal Proceedings."

COMPETITION

        The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market such products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources vastly greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are currently developing other methods of biometric identification such as hand geometry, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. The Company's Bio-ID products also face competition from nonbiometric technologies such as traditional key, card and surveillance systems, PIN numbers and similar traditional verification methods.

        The Company believes that the most important competitive factors for Bio-ID products are the degree of security provided, ease of use, price and reliability. In applications such as controlled access to computers, ATMs and electronic funds transfer, the Company faces competition from technologies relying on PIN numbers or passwords. In competing with these nonbiometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. In some instances, however, products using nonbiometric technologies may be complementary to, rather than competitive with, the Company's Bio-ID products. For example, card key systems can be integrated with Bio-ID systems to supply different levels of security within a facility.

        The Company believes that the most important competitive factors for the biometric imaging products are the quality of fingerprint images, ease of use, price and reliability. The Company is aware of two other companies that are currently marketing live-scan products competing with Identix's TouchPrint products, Digital Biometrics, Inc. ("DBI") and Printrak International Inc.

        In its services business, the Company faces substantial competition from professional services providers of all sizes in the government professional services market. ANADAC is increasingly being required to bid on firm fixed-price ("FFP") and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, its ability to compete successfully will be materially and adversely affected.

MANUFACTURING

        The Company limits its manufacturing activities to the assembly and testing of proprietary subassemblies, final system assembly and functional testing. Printed circuit board assemblies are fabricated by highly automated outside suppliers for assembly and testing. This permits rapid expansion of production capacity to meet increased product demand. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volume increases. Quality control tests are performed at all stages of the manufacturing process.

        The Company currently uses certain components which are sole sourced, the most important of which are the charge couple devices and ASICs for the Bio-ID products and the charge couple devices for the biometric imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months worth of inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Dependence on Sole and Limited Sources of Supply; Risks Associated with Implementation of Larger Scale Manufacturing Capabilities."

EMPLOYEES

        On June 30, 1996, Identix had 101 employees working in its products business, of whom 17 were engaged in research, development and engineering, 29 in production, production support and fingerprint capture, 39 in sales, marketing and field service and 16 in general administration and finance. On June 30, 1996, Identix had 189 employees working in its services business, of whom 165 were service providers, 8 were engaged in sales and marketing and 16 were engaged in general administration and finance. None of Identix's employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.


RISK FACTORS

        The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Annual Report on Form 10-K or in other reports, press releases or other statements issued from time to time.

FLUCTUATIONS IN QUARTERLY RESULTS; HISTORY OF LOSSES

        The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers, which in most cases are government agencies or resellers who sell the Company's products to government agencies. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and time-and-materials ("T&M") contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in writeoffs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

        At June 30, 1996, the Company had an accumulated deficit of approximately $30.1 million. The Company experienced net losses in each year since inception, including a net loss of approximately $3.4 million for fiscal 1996 which included a $4.7 million write-off of in-process research and development acquired when the Company purchased Fingerscan on March 26, 1996. There can be no assurance that the Company will be able to achieve profitability in any future periods. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

        Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-ID products and biometric imaging products. These products represent new technologies which have not gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification which has only been used in very limited applications to date. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products, and publicity regarding these products. Public objections have been raised to the use of biometric imaging products for some applications on civil liberties grounds. The Company's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric imaging products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that the Company's products will gain wide market acceptance. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's products fail to gain wide market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

        The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are currently developing other methods of biometric identification such as hand geometry, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. The Company believes that to remain competitive in the future it will need to invest increasing financial resources in research and development. The Company's Bio-ID products also face competition from nonbiometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods.

        In its services business, the Company faces substantial competition from professional services providers of all sizes in the government professional services market. ANADAC is increasingly being required to bid on FFP and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, its ability to compete successfully will be materially and adversely affected. See Item 1 "Business -- Competition."

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

        The Company's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards (including FBI accreditation standards), respond to evolving customer requirements and achieve market acceptance. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or total revenue. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, because a number of the Company's biometric imaging products and Bio-ID products are incorporated into systems marketed by other companies, or are co-marketed together with other products or services sold by other companies, the failure to introduce products in a timely manner may cause such companies to seek alternative suppliers or marketing partners. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, new product introductions may contribute to fluctuations in quarterly operating results or result in the early obsolescence of the Company's products, because customers may forego ordering the Company's existing products. If the Company's new products have reliability or quality problems, the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense.

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

        During fiscal 1996, the Company's services business derived approximately 75% of its revenue from contracts relating to the DOD and other U.S. Government agencies. Because of budget cuts affecting the DOD, services revenues from the DOD have been declining. The Company has been expanding its services business to other government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any further decline in revenue from the DOD. There can be no assurance that the Company's services business will not be adversely affected by further cuts in the DOD budget.

        During fiscal 1996, the Company derived approximately 41% of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company anticipates that revenues from FFP and T&M contracts will increase as a percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. If such revenues are audited, there can be no assurance that no adjustments would be made and that such adjustments would not have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 "Business -- ANADAC Services," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 Note 1 of Notes to Consolidated Financial Statements.

OTHER PUBLIC AGENCY CONTRACT CONSIDERATIONS

        A majority of the Company's revenues are derived from the sale of products and services to governmental agencies or OEMs who sell products to government agencies. Government agencies frequently require provisions in contracts that are not standard in private commercial transactions, such as bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty if funding for the contract is no longer available or is not obtained. As public agencies, the Company's prospective customers are also subject to public agency contract requirements which vary from jurisdiction to jurisdiction. Future sales to public agencies will depend on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders. See Item 1 "Business -- Sales and Marketing."

DEPENDENCE ON COLLABORATIVE PARTNERS FOR PRODUCT DISTRIBUTION

        The Company's strategy for the distribution of certain of its products requires entering into various arrangements with corporate collaborators, such as Oracle, Accu-Time Systems, Inc., Morpho and NEC. These agreements often are of short duration, terminable with little or no notice, and subject to periodic amendment. Although the Company believes that its collaborative partners and the systems integrators with which it works have an economic motivation to promote or use the Company's products, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such parties will actively promote the Company's products or pursue installations which use the Company's equipment, that any distribution or other arrangements with the Company will not be terminated or renegotiated or that the Company will derive any revenues from such arrangements. The Company intends to continue to seek collaborative arrangements to commercialize certain of its products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that current or future collaborative arrangements will be successful.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

        Approximately 13% and 32% of the Company's net product revenues were for foreign installations in fiscal 1996 and 1995, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. Dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

DEPENDENCE ON LARGE ORDERS BY CUSTOMERS

        The Company's revenues have principally consisted, and will continue to consist principally, of large orders from a limited number of customers. While the individual customers may vary from period to period, the Company is nevertheless dependent upon these large orders for a substantial portion of its total revenues. There can be no assurance that the Company will be able to obtain large orders on a consistent basis. The Company's inability to obtain sufficient large orders would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from projections of securities analysts, which could adversely affect the trading price of the Company's Common Stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition and results of operations.

        Orders for the Company's biometric imaging products are often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures by government agencies. The Company's total revenues depend in significant part upon the decision of a government agency to adopt and integrate the Company's systems, which often involves a significant capital commitment as well as significant future support costs. Similar delays may also be experienced from government agencies procuring the Company's services. The Company often has a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products or services. Any significant failure by the Company to receive an order after expending significant funds and effort could have a material adverse effect on its business, financial condition and results of operations. It may be difficult to accurately predict the sales cycle of any large order. In the event one or more large orders fail to be shipped as forecasted for a fiscal quarter, the Company's total revenues and operating results for such quarter could be materially and adversely affected. In addition, even if the Company receives such an order, the order may be contingent upon availability of matching funds from state or federal entities or may be canceled or receipt of revenues may be substantially delayed due to political and budgetary processes.

RISK OF PRODUCT DEFECTS AND FAILURE TO MEET PERFORMANCE CRITERIA

        Complex products such as those offered by the Company may contain undetected or unresolved defects or may fail initially to meet customers' performance criteria when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects or performance flaws will not be found in new products or new versions of products following commercial release or that performance failures will not result, causing loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. In addition, the failure of products to meet performance criteria could result in delays in recognition of revenue and higher operating expenses during the period required to correct and such defects. There is a risk, that for unforeseen reasons, the Company may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail to work or meet strict performance criteria. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does carry product liability insurance, but there can be no assurance that existing coverage is adequate for current operations or will be adequate for future operations. The Company's business could be adversely affected by the assertion of product liability claims.

PROTECTION OF PROPRIETARY TECHNOLOGY

        The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of such technology. The Company holds United States and foreign patents covering certain of its products and technologies and has other patent applications pending. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. For example, the Company is engaged in litigation with DBI regarding an alleged infringement by the Company of a DBI patent. See Item 3 "Legal Proceedings." If the outcome of any such litigation is adverse to the Company, its business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on the scope or validity of the Company's patents. The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

RISKS ASSOCIATED WITH MANAGING EXPANSION OF OPERATIONS

        The Company has experienced significant growth in recent years and believes that in order to be successful it must continue to grow rapidly. In order to grow rapidly, the Company will be required to expand, train and manage its employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require the Company to implement and improve operational, financial and management information procedures and controls. The Company competes with some of the major technology, consulting and software companies in seeking to attract qualified personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any significant growth it experiences effectively and to hire or assimilate new personnel necessary to pursue its growth strategy. Any failure to adequately manage growth could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON SOLE AND LIMITED SOURCES OF SUPPLY; RISKS ASSOCIATED WITH IMPLEMENTATION OF LARGER SCALE MANUFACTURING CAPABILITIES

        Certain of the components included in the Company's products are obtained from a single source or a limited group of suppliers, the most important of which are the charge coupled devices and ASICs for the Bio-ID products and the charge coupled devices for the biometric imaging products. The Company has no long term agreements with any of its suppliers. Although the Company seeks to reduce dependence on these sole and limited sources of suppliers, the partial or complete loss of certain of these sources or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months worth of inventory on sole sourced components, it may take the Company several months to locate alternative suppliers if required, and/or to re-tool its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

        Historically, the volume of the Company's production requirements for the law enforcement and public sectors has not placed significant capacity constraints on the Company's manufacturing and assembling capabilities. However, as the Company begins to market its products for potentially larger volume commercial applications such as time-and-attendance and computer database security, the Company may be required to fulfill larger orders in a short period of time and to implement measures to decrease product costs. There can be no assurance that the Company will be able to scale-up its manufacturing and assembling capacities to fulfill such orders and to decrease manufacturing costs. Any failure by the Company to implement higher volume manufacturing or reduce product costs for commercial applications could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 "Business -- Manufacturing."

RISKS ASSOCIATED WITH ACQUISITIONS

        As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired Fingerscan in March 1996 and IAS in June 1996. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of stock. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

DEPENDENCE UPON KEY PERSONNEL; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL

        The Company's success will depend upon its ability to retain its current senior management team and key technical, marketing and sales personnel and its ability to identify, attract and retain additional highly qualified personnel. The Company's employees may voluntarily terminate their employment with the Company at any time, and competition for qualified employees, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out the Company's strategy is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

        The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Common Stock, like the stock prices of many technology companies, has been, and may continue to be, highly volatile. Variations in quarterly operating results, the timing and volume of procurements for the Company's products and services, announcements of technological innovations or new products or services by the Company or by the Company's competitors, announcements regarding product pricing by the Company or its competitors, failure of the Company to meet earnings or revenue projections of market analysts, the commencement of litigation, the developments in or outcome of any litigation, developments in patent or other proprietary rights, and economic and other external factors, among other factors, may have a material adverse effect on the market price of the Common Stock. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters."

SHARE HOLDINGS OF ASCOM HOLDING

        As of June 30, 1996, Ascom Holding Inc. ("Ascom Holding"), a wholly owned subsidiary of Ascom Holding AG, a Swiss Company ("Ascom"), beneficially owned approximately 22% of the outstanding Common Stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. In 1994, the Company entered into a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,418,224 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The term of the Voting Trust Agreement is ten years. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights. In July 1996, Ascom Holding transferred all of the Voting Stock to its subsidiary, Ascom USA Inc. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. PROPERTIES

        Identix leases approximately 40,000 square feet of space in Sunnyvale, California for manufacturing, research and administration. The monthly lease payments are $32,000 a month and the lease expires in 2001. Fingerscan leases office space in Australia with an aggregate net monthly lease payment of $9,000. Identix also services customers from sales offices in California, Washington, New Jersey, Georgia, Virginia and Michigan. The Company operates its fingerprinting services business from an office in Illinois. ANADAC leases approximately 42,000 square feet in four locations in Virginia with aggregate monthly lease payments of $83,000, which leases expire in 2000. ANADAC also services customers from offices leased in Mississippi, Maryland, Louisiana and Virginia. The Company believes that its facilities are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        On May 31, 1995, DBI filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that the Company's TouchPrint 600 and 900 products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion that the TouchPrint 600 does not infringe the patent. The remaining issue in the case is whether the Company's TouchPrint 900 product, which is the predecessor of the TouchPrint 600 and is no longer in production, infringes the patent. The Court has set November 1, 1996 as the date on which it will hear motions relating to the TouchPrint 900 product. The Company and DBI have each filed their respective motions relating to the TouchPoint 900 product with the Court. The Company is defending this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position and results of operations. However, there can be no assurance that the Company will be successful in defending the action and, even if the Company is successful in defending the action, the costs of such defense have been, and may continue to be, substantial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1996.

SUPPLEMENTAL ITEM.         EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of Identix, and their ages as of June 30, 1996, are as follows:

           NAME                Age                     Position
- --------------------------     ---     ----------------------------------------
Randall C. Fowler              56      President, Chief Executive Officer and Director
Harrison N. Walther            59      President and Chief Executive Officer of ANADAC and Director
James P. Scullion              40      Vice President, Finance, Chief Financial Officer and Secretary
Daniel F. Maase                52      Vice President, Engineering
Edward S. Murrer               47      Vice President, Marketing and Sales
Gary Cauble                    45      Vice President, Manufacturing


        Randall C. Fowler, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, positions he has held since 1982.

        Harrison N. Walther has been a director of the Company since February 1995. Mr. Walther is the President and Chief Executive Officer of ANADAC. Mr. Walther joined ANADAC in 1982. He served as Vice President of ANADAC from 1982 through 1984 and Executive Vice President from 1984 through 1985 before assuming the duties of President in 1986.

        James P. Scullion joined the Company as Vice President, Finance and Chief Financial Officer in 1990. Prior to joining the Company, from 1986 to 1990, Mr. Scullion was Vice President, Finance and Chief Financial Officer at DataTrak, Inc., a manufacturer of security access systems.

        Daniel F. Maase, Vice President, Engineering, joined the Company in November 1988 and was elected Vice President, Engineering in December 1988. Prior to joining Identix he was an Operations Manager at Varian Associates, a manufacturer of instruments and microwave power devices, medical equipment and semiconductors, from 1987 to 1988.

        Edward S. Murrer, Vice President Marketing and Sales, joined the Company in January 1996. Prior to joining the Company, from 1994 to 1996, he was Vice President of Marketing and Sales at MIPS Technologies, a subsidiary of Silicon Graphics, Inc. ("MIPS"). Prior to joining MIPS, he was Executive Vice President of Sales and Marketing of Capetronic USA HK, Inc., an OEM of high resolution display monitors for the computer industry from 1990 to 1994.

        Gary Cauble, Vice President, Manufacturing, joined the Company in August 1995. Prior to joining the Company, from 1990 to 1995, he was assistant Division Manager/Operations Manager at Bell Industries.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock is listed on the American Stock Exchange ("AMEX") and on the Pacific Stock Exchange ("PSE") under the symbol "IDX". Volume of trading on the PSE is not significant compared to the volume of trading on the AMEX.

        The following table sets forth the range of high and low closing prices of the Common Stock as reported on the AMEX for the fiscal periods indicated.

                                                                  HIGH        LOW
                                                                  ----        ---
YEAR ENDED JUNE 30, 1996
Fourth Quarter ...........................................        19          9  5/8
Third Quarter ............................................        14  3/8    10  1/2
Second Quarter............................................        14  3/4     9 13/16
First Quarter.............................................        16  3/8     6  7/16

YEAR ENDED JUNE 30, 1995
Fourth Quarter............................................         6 15/16    3  5/16
Third Quarter.............................................         3  5/8     2  7/8
Second Quarter............................................         3  1/4     2  7/16
First Quarter.............................................         3  9/16    2 15/16


        The last reported sale price of the Common Stock on the AMEX on July 31, 1996 was $10.63. As of July 31, 1996, there were 1,206 holders of record of the Common Stock.

        The Company has not paid any cash dividends on its Common Stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three fiscal years in the period ended June 30, 1996 and with respect to the balance sheets at June 30, 1996 and 1995 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Price Waterhouse LLP, independent accountants. Consolidated statement of operations data for the year ended June 30, 1993 and 1992 and consolidated balance sheet data at June 30, 1992, 1993, and 1994 have been derived from audited financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                                                         FISCAL YEAR ENDED JUNE 30,
                                            --------------------------------------------------------------------------------
                                                 1996             1995            1994            1993              1992
                                            ---------------  --------------  --------------  ---------------  --------------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
Revenues..................................    $  38,541,000   $  27,014,000   $  20,135,000    $  11,926,000   $   3,713,000
Net loss..................................    (3,441,000)(1)       (715,000)     (2,596,000)      (3,094,000)     (3,025,000)
Net loss per share........................            (0.15)          (0.04)          (0.14)           (0.20)          (0.24)
Number of shares used in per share
  calculation...........................         23,485,000      19,371,000      18,304,000       15,264,000      12,434,000

                                                                                 JUNE 30,
                                            --------------------------------------------------------------------------------
                                                 1996             1995            1994            1993              1992
                                            ---------------  --------------  --------------  ---------------  --------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.................    $     981,000    $  3,842,000    $    799,000    $   2,303,000   $     31,000
Working capital...........................       14,914,000       9,571,000       3,588,000        4,011,000      1,404,000
Total assets..............................       27,107,000      18,104,000      10,593,000       11,515,000      4,373,000
Long-term debt and convertible debt.......          127,000              --         500,000          605,000      2,279,000
Shareholders' equity......................       19,472,000      12,274,000       5,751,000        6,430,000        466,000



(1) Includes $4.7 million write-off of acquired-in-process research and development related to the acquisition of Fingerscan Pty Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Identix designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Bio-ID products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II, TouchSafe II, TouchLock II, TouchClock II and TouchBlock, and the Company's principal biometric imaging products are TouchPrint 600, TouchView II, I(3) Workstation and DocuColor. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. The Company acquired ANADAC in October 1992. The acquisition was accounted for as a purchase.

        On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets Bio-ID products. Fingerscan had been a long-standing Identix OEM partner integrating Identix fingerprint identification technology into Fingerscan's fingerprint identity and verification products and systems. The acquisition was accounted for as a purchase. Accordingly, the Company's fiscal 1996 consolidated financial statements include the results of Fingerscan from the date of acquisition. See
Item 8 Note 2 of Notes to Consolidated Financial Statements.

        On June 30, 1996, the Company acquired IAS, a privately-held company which provides fingerprinting services using the Company's biometric imaging systems. The acquisition was accounted for as a pooling of interests. The Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For fiscal 1995 and 1994, the effects of the combination with IAS were not significant and the Company has not restated those years to include the accounts and operations of IAS. See Item 8 Note 2 of Notes to Consolidated Financial Statements.

YEARS ENDED JUNE 30, 1996 AND 1995

        Revenues. Revenues for fiscal 1996 were $38,541,000 compared to $27,014,000 for fiscal 1995. The increase in revenues of 43% for fiscal 1996 was due to increases in both net product revenues and services revenues.

        The Company's net product revenues were $16,565,000 for fiscal 1996 compared to $9,025,000 for fiscal 1995. The increase of 84% in net product revenues for fiscal 1996 was primarily due to increased shipments of the Company's TouchPrint products and the inclusion of IAS revenues. Revenues from the sale of Bio-ID products were relatively unchanged as a result of the increase from the inclusion of Fingerscan revenues being offset by a decrease in revenues from TouchBlock sales to OEMs. International sales represented $2,198,000 or 13% of the Company's net product revenues for fiscal 1996 compared to $2,904,000 or 32% for fiscal 1995. The Company expects international sales to continue to represent a significant portion of net product revenues, although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars, except sales by Fingerscan which are denominated in Australian dollars. To date, transactions conducted in currencies other than U.S. dollars have not presented significant currency exchange exposure. Accordingly, the Company has not entered into hedging transactions. The Company plans to actively monitor its foreign currency exchange exposure and to take appropriate action to reduce foreign exchange risk, if significant. In fiscal 1996, the Company's products business had one customer which represented 14% of total revenues. This customer is a prime contractor on certain contracts for which the Company supplied product as a subcontractor. For fiscal 1997, the Company expects revenues from this customer will be significantly less than in fiscal 1996 as a percentage of total revenues because the supply of product on the fiscal 1996 contracts has been substantially fulfilled by the Company. In fiscal 1995, there were no non-U.S. Government customers that accounted for more than 10% of the total revenues.

        The Company's services revenues were $21,976,000 for fiscal 1996 compared to $17,989,000 for fiscal 1995. The increase of 22% in services revenues for fiscal 1996 was due to increased contract revenues from both U.S. Government and commercial clients. The majority of the Company's services revenues are generated from contracts with the U.S. Government, principally the DOD. Revenues from the DOD and from other U.S. Government agencies for fiscal 1996 accounted for 75% of the Company's total services revenues compared to 79% for fiscal 1995.

        The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for 43% of its services revenues for fiscal 1996 compared to 47% for fiscal 1995. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from T&M and from FFP contracts. During fiscal 1996 and fiscal 1995, the Company derived approximately 41% of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company anticipates that revenues from FFP and T&M contracts will increase as a percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

        Gross Margin. Gross margin on net product revenues was 47% for fiscal 1996 compared to 40% for fiscal 1995. The increase in gross margin for fiscal 1996 compared to fiscal 1995 was primarily due to (i) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels, (ii) sales of new higher gross margin products introduced in mid and late fiscal 1995, (iii) higher gross margin on net product revenues generated by Fingerscan and IAS, and
(iv) inclusion in cost of product revenues for fiscal 1995 of a write down of inventories related to certain mature products.

        Gross margin on services revenues was 18% for fiscal 1996 compared to 14% for fiscal 1995. The increase in the gross margin on services revenues was mainly due to applying semi-fixed overhead costs across a larger labor base.

        Gross margin on total revenues was 31% for fiscal 1996 compared to 22% for fiscal 1995. In the future, the Company expects its gross margins to be affected by several factors, including the mix of products sold and services provided, competition (especially in the live-scan market where average selling prices may decrease because of competition), introduction of new products, access to distribution channels, and fluctuations in labor and material costs.

        Research, Development and Engineering. Research, development and engineering expenses were $1,486,000 or 9% of net product revenues for fiscal 1996 compared to $1,582,000 or 18% of net product revenues for fiscal 1995. In addition, for fiscal 1996 and 1995, research, development and engineering expenditures funded by customers were $255,000 and $381,000, respectively. The Company expects research, development and engineering expenses to increase in absolute dollars in fiscal 1997.

        Marketing and Selling. Marketing and selling expenses were $4,958,000 or 13% of total revenues for fiscal 1996 compared to $2,465,000 or 9% of total revenues for fiscal 1995. The increase in marketing and selling expenses was due to increased staffing and expenses to promote the Company's products and services and to expand its customer service organization. In addition, marketing and selling expenses for fiscal 1996 reflected inclusion of the marketing and selling activity related to the operations of Fingerscan since March 26, 1996 and IAS for all of fiscal 1996. The Company expects marketing and selling expenses to increase in absolute dollars in fiscal 1997 as the Company expands international sales, marketing and customer service activities.

        General and Administrative. General and administrative expenses were $4,220,000 or 11% of total revenues for fiscal 1996 compared to $2,677,000 or 10% of total revenues for fiscal 1995. The increase in general and administrative expenses was primarily due to the additional administrative expenses related to the operations of Fingerscan and IAS, expenses of $390,000 related to a lawsuit filed by a competitor (See Item 8 Note 9 of Notes to Consolidated Financial Statements), the increase in lease expense as the Company's services business moved into larger facilities in August 1995 and the Company's products business leased additional space for its manufacturing operations in April 1996, and an increase in staffing. The Company expects spending for general and administrative expenses to increase in absolute dollars in fiscal 1997.

        Write-off of Acquired In-Process Research and Development. In connection with the acquisition of Fingerscan, the excess of the purchase price for the Fingerscan shares over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to in-process research and development based on an independent appraisal and written off in the quarter ended March 31, 1996. Fiscal 1996 income from operations before the write-off for acquired in process research and development was $1,197,000. The Company believes there are significant developmental issues remaining to develop the acquired in-process research and development into commercially viable products. See Item 8 Note 2 of Notes to Consolidated Financial Statements.

        Interest Income and Expense. Interest income of $245,000 and $30,000 was generated during fiscal 1996 and 1995, respectively. The increase in interest income during fiscal 1996 was due primarily to the investment of proceeds received from the exercise of outstanding warrants in June and July 1995.

        Interest expense was $160,000 in fiscal 1996 compared to $233,000 in fiscal 1995. The decrease in interest expense in fiscal 1996 was due to reduced borrowings under the Company's line of credit (the "Identix Line of Credit").

        During fiscal 1996, Identix did not borrow against the Identix Line of Credit. The weighted average interest rate paid on the Identix Line of Credit for fiscal 1995 was approximately 9.9%. The weighted average interest rate paid on ANADAC's line of credit (the "ANADAC Line of Credit") for fiscal 1996 and 1995 was approximately 8.5% and 8.4%, respectively.

        Income Taxes. No federal income taxes were paid or accrued in fiscal 1996 and 1995 due to operating losses. The Company realized an income tax benefit of $136,000 during fiscal 1995 related to the application of a loss carryback to taxes paid in prior years by ANADAC. The Company had a federal net operating loss ("NOL") carryforward of approximately $26.0 million as of June 30, 1996 that may be applied to reduce future taxable income. However, under the Tax Reform Act of 1986, a corporation's ability to use its NOLs may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three year period (an "ownership change"). Management believes that the Company's public offering of units in January 1993 caused the Company to experience an ownership change under these provisions. As a result, there is an annual limitation on the utilization of the Company's NOL carryforwards incurred prior to the ownership change of $2.5 million. The NOL carryforwards expire on various dates through fiscal 2010.

YEARS ENDED JUNE 30, 1995 AND 1994

        Revenues. Revenues for fiscal 1995 were $27,014,000 compared to $20,135,000 for fiscal 1994. The increase in revenues of 34% for fiscal 1995 was due to increases in both product and services revenues.

        The Company's net product revenues were $9,025,000 for fiscal 1995 compared to $6,023,000 for fiscal 1994. The increase of 50% in net product revenues for fiscal 1995 was primarily due to increased shipments of TouchPrint products, TouchBlock for incorporation into time-and-attendance systems and ATM security products, and TouchView. International sales represented $2,904,000 or 32% of the Company's net product revenues for fiscal 1995 compared to $2,197,000 or 36% for fiscal 1994.

        The Company's services revenues were $17,989,000 for fiscal 1995 compared to $14,112,000 for fiscal 1994. The increase of 27% in services revenues for fiscal 1995 was due to increased contract revenues from both U.S. Government and commercial clients. Revenues from the DOD and from other U.S. Government agencies for fiscal 1995 accounted for 79% of the Company's total services revenues compared to 81% for fiscal 1994. Revenues from CPFF contracts accounted for 47% of its services revenues for fiscal 1995 compared to 51% for fiscal 1994. Revenue from FFP and T&M contracts accounted for 41% of service revenues for fiscal 1995 compared to 39% for fiscal 1994.

        Gross Margin. Gross margin on net product revenues was 40% for fiscal 1995 compared to 30% for fiscal 1994. The increase in gross margin for fiscal 1995 was primarily due to (i) higher gross margin on certain new products introduced in fiscal 1995, and (ii) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels, offset in part by a writedown of inventories in fiscal 1995 related to certain mature products. Gross margin on services revenues was 14% for both fiscal 1995 and 1994. Gross margin on total revenues was 22% for fiscal 1995 compared to 18% for fiscal 1994.

        Research, Development and Engineering. Research, development and engineering expenses were $1,582,000 or 18% of net product revenues for fiscal 1995 compared to $1,519,000 or 25% of net product revenues for fiscal 1994. In addition, for fiscal 1995 and 1994, research, development and engineering expenditures funded by customers were $381,000 and $596,000.

        Marketing and Selling. Marketing and selling expenses were $2,465,000 or 9% of total revenues for fiscal 1995 compared to $2,029,000 or 10% of total revenues for fiscal 1994. The increase in marketing and selling expenses was due to increased staffing and expenses to promote the Company's products and services.

        General and Administrative. General and administrative expenses were $2,677,000 or 10% of total revenues for fiscal 1995 compared to $2,641,000 or 13% of total revenues for fiscal 1994.

        Interest Income and Expense. Interest income of $30,000 and $39,000 was generated during fiscal 1995 and 1994, respectively, as a result of temporary investments of available cash balances.

        Interest expense was $233,000 in fiscal 1995 compared to $140,000 in fiscal 1994. The increase in interest expense was due to increased borrowings under the Company's lines of credit to finance the Company's revenue growth.

        The weighted average interest rate paid by Identix on the Identix Line of Credit for fiscal 1995 and 1994 was approximately 9.9% and 8.4%, respectively. The weighted average interest rate paid by ANADAC on the ANADAC Line of Credit for fiscal 1995 and 1994 was approximately 8.4% and 6.1%, respectively.

        Income Taxes. No federal income taxes were paid or accrued in fiscal 1995 and 1994 due to operating losses. The Company realized an income tax benefit of $136,000 during fiscal 1995 related to the application of a loss carryback to taxes paid in prior years by ANADAC.

LIQUIDITY AND CAPITAL RESOURCES.

        The Company financed its operations during fiscal 1996 primarily from its existing working capital at June 30, 1995, the net proceeds of $5.1 million from financing activities and borrowings under the ANADAC Line of Credit. As of June 30, 1996, the Company's principal sources of liquidity consisted of $14.9 million in working capital including $981,000 of cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

        The Identix Line of Credit, which expires on October 4, 1996, allows for borrowing up to $3.0 million and bears interest at the bank's prime rate of interest (8.25% at June 30, 1996) plus 0.5% per annum. Under this line of credit, the Company may borrow up to 80% of eligible accounts receivable. There were no borrowings under the Identix Line of Credit during fiscal 1996. At June 30, 1996, $3,000,000 was available under this line of credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's Common Stock. If the Company does not meet the covenants it needs to obtain waivers of default. During fiscal 1996, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for breaches of the covenant.

        The ANADAC Line of Credit is a $4.0 million bank line of credit which expires on October 31, 1996. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at June 30, 1996). Available borrowings on the ANADAC Line of Credit are based upon qualifying accounts receivable. The ANADAC Line of Credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. At June 30, 1996, $1.7 million was outstanding and $1.8 million was available under the ANADAC Line of Credit.

        The Company is currently negotiating new lines of credit with the same banks.

        The Company's operating activities used net cash of $5.2 million, primarily to finance increases in accounts receivable and inventory, which were in part offset by an increase in accounts payable. Accounts receivable at June 30, 1996 increased to $16.3 million from $8.2 million at June 30, 1995. This increase was due primarily to the growth in overall revenues and a significant percent of fiscal year 1996 revenues having been realized in the fourth quarter. Inventories at June 30, 1996 increased to $4.5 million, compared to $2.5 million at June 30, 1995. This increase was due primarily to (i) the growth in product revenues requiring higher stocking levels, (ii) inventory purchases for sales that were not realized when anticipated, and (iii) an increase in the stocking level of a key component discontinued by a manufacturer. The Company has located a replacement for the component and is designing the replacement component into the Company's product. Accounts payable at June 30, 1996, increased to $3.3 million from $1.6 million at June 30, 1995. This increase was mainly due to the increase in inventories and the growth of operations.

        The Company's investing activities used net cash of $2.7 million, primarily for additions to property and equipment and capitalized software development costs.

        The Company's financing activities provided net cash of $5.1 million, primarily due to the net proceeds from warrant exercises, including warrants exercised in the warrant redemption program, and the proceeds from the exercise of stock options.

        The Company believes that cash flow from operations, together with existing working capital and the two bank lines of credit maintained by the Company, will be adequate for the Company's cash requirements for fiscal 1997. However, the Company may need to obtain additional financing prior to June 30, 1997. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

        Identix did not have any material capital expenditure commitments as of June 30, 1996.

FORWARD-LOOKING STATEMENTS

        The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks that the markets for Bio-ID and biometric imaging products fail to develop or develop more slowly than anticipated, that competitors develop products with superior price or performance features, that the Company is unable to develop and market new or enhanced products in response to technological developments or end user requirements on a timely basis or at all, that the Company's collaborative partners do not actively promote the Company's products or pursue installations which use the Company's equipment, that the Company incurs cost overruns for fixed price contracts, that the Company experiences declining demand for its products or services, that the Company becomes subject to additional litigation, that the Company is unable to protect its intellectual property rights, that orders from government agencies are canceled or substantially delayed or the receipt of revenues substantially delayed, that the Company fails to hire or retain key personnel, that the Company experiences disruptions of supplies from sole or limited source suppliers, that the Company is not profitable in future periods, that the Company requires additional capital to fund its operations or other risks described under "Risk Factors" in Item 1. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IDENTIX INCORPORATED

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 48 present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 1996, and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ Price Waterhouse LLP

Price Waterhouse LLP
San Jose, California
August 26, 1996

                              IDENTIX INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                    1996                    1995
                                                                                 ------------           ------------
                               ASSETS
Current assets:
Cash and cash equivalents............................................            $    981,000           $  3,842,000
Accounts receivable, less allowance for doubtful accounts and
   sales returns of $488,000 and $347,000............................              16,331,000              8,158,000
Inventories..........................................................               4,464,000              2,511,000
Prepaid expenses and other assets....................................                 266,000                511,000
                                                                                 ------------           ------------
     Total current assets............................................              22,042,000             15,022,000
Property and equipment, net..........................................               2,218,000              1,249,000
Intangibles and other assets.........................................               2,847,000              1,833,000
                                                                                 ------------           ------------
        Total assets.................................................             $27,107,000           $ 18,104,000
                                                                                 ============           ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks...............................................            $  1,846,000           $  2,101,000
Accounts payable.....................................................               3,309,000              1,635,000
Accrued compensation.................................................               1,185,000                999,000
Other accrued liabilities............................................                 426,000                483,000
Current portion of long-term debt....................................                 106,000                     --
Deferred maintenance revenue.........................................                 256,000                233,000
                                                                                 ------------           ------------
     Total current liabilities.......................................               7,128,000              5,451,000
Deferred maintenance revenue.........................................                 293,000                287,000
Long-term debt.......................................................                 127,000                     --
Other liabilities....................................................                  87,000                 92,000
                                                                                 ------------           ------------
           Total liabilities.........................................               7,635,000              5,830,000
                                                                                 ------------           ------------
Commitments and contingencies (Notes 8 and 9)
Shareholders' equity:
   Common stock, no par; 30,000,000 shares authorized;
     24,320,464 and 21,520,879  shares issued and
     outstanding.....................................................              50,024,000             39,437,000
   Accumulated deficit...............................................             (30,534,000)           (27,163,000)
   Cumulative translation adjustment.................................                 (18,000)                    --
                                                                                 ------------           ------------
     Total shareholders' equity......................................              19,472,000             12,274,000
                                                                                 ------------           ------------
        Total liabilities and shareholders' equity...................             $27,107,000           $ 18,104,000
                                                                                 ============           ============



        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      FISCAL YEAR ENDED JUNE 30,
                                                          --------------------------------------------------------
                                                             1996                   1995                   1994
                                                          ----------             ----------             ----------
Revenues:
  Net product revenues.........................          $16,565,000            $ 9,025,000            $ 6,023,000

  Services revenues............................           21,976,000             17,989,000             14,112,000
                                                          ----------             ----------             ----------
    Total revenues.............................           38,541,000             27,014,000             20,135,000
                                                          ----------             ----------             ----------
Costs and expenses:
  Cost of product revenues.....................            8,722,000              5,445,000              4,245,000
  Cost of services revenues....................           17,958,000             15,493,000             12,196,000
  Research, development and
    engineering................................            1,486,000              1,582,000              1,519,000
  Marketing and selling........................            4,958,000              2,465,000              2,029,000
  General and administrative...................            4,220,000              2,677,000              2,641,000
  Write-off of acquired in-process
    research and development...................            4,723,000                     --                     --
                                                          ----------             ----------             ----------
    Total costs and expenses...................           42,067,000             27,662,000             22,630,000
                                                          ----------             ----------             ----------
Loss from operations...........................           (3,526,000)              (648,000)            (2,495,000)
Interest income................................              245,000                 30,000                 39,000
Interest expense...............................             (160,000)              (233,000)              (140,000)
                                                          ----------             ----------             ----------
Loss before income tax benefit.................           (3,441,000)              (851,000)            (2,596,000)
Income tax benefit.............................                  --                 136,000                    --
                                                          ----------             ----------              ---------

Net loss.......................................          $(3,441,000)           $  (715,000)           $(2,596,000)
                                                         ===========            ===========            ===========

Net loss per common share......................          $     (0.15)           $     (0.04)           $     (0.14)
                                                         ===========            ============           ============

Weighted average common shares
  outstanding..................................           23,485,000             19,371,000             18,304,000



        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                     Amount
                                 Preferred Stock             Common Stock                         Equivalent to  Cumulative
                               Number of                Number of                   Accumulated    Guaranteed    Translation
                                Shares      Amount       Shares        Amount         Deficit       ESOP Debt    Adjustment   Total
                               ----------   ------      ----------     ------       -----------   -------------  -----------  -----

BALANCE JUNE 30, 1993......       357,910    $3,579     16,139,203       $26,914      $(23,852)     $(211)     $         --  $6,430
  Sale of common stock
    under stock option
    plans ...............                                  497,199         1,060                                              1,060
  Sale of common stock
    related to warrant
    exercise.............                                  359,160           804                                                804
  Conversion of preferred
    stock to common
    stock................        (357,910)   (3,579)     1,789,550         3,579                                                 --
  Dividends paid on
    preferred stock......                                                    (53)                                               (53)
  Amount equivalent to
    guaranteed ESOP
    debt...................                                                                            106                      106
  Net loss for the year....                                                             (2,596)                              (2,596)
                              -----------    -------    ----------       -------      ---------     -------     -----------   ------
BALANCE JUNE 30, 1994......            --         --    18,785,112        32,304       (26,448)       (105)              --   5,751
  Sale of common stock
    under stock option
    plans .................                                367,703           579                                                579
  Sale of common stock in
    private placement......                                500,000         1,351                                              1,351
  Sale of common stock
    related to warrant
    exercise.............                                1,701,398         4,703                                              4,703
  Conversion of Sundance
    note to common
    stock..................                                166,666           500                                                500
  Amount equivalent to
    guaranteed ESOP
    debt...................                                                                            105                      105
  Net loss for the year....                                                               (715)                                (715)
                              -----------   --------    ----------       -------      ---------      ------     ----------   -------
BALANCE JUNE 30, 1995......            --         --    21,520,879        39,437       (27,163)          --             --   12,274
  Sale of common stock
    under stock option
    plans .................                                679,724         1,569                                              1,569
  Sale of common stock
    related to warrant
    exercise...............                              1,295,885         3,559                                              3,559
  Issuance of common stock
    related to acquisition of
    Fingerscan Pty Ltd. .....                              668,976         5,459                                              5,459
  Issuance of common stock
    related to the acquisition
    of Innovative Archival
    Solutions .............                                155,000                           70                                  70
  Cumulative translation
  adjustment...............                                                                                           (18)      (18)
  Net loss for the year....                                                              (3,441)                             (3,441)
                              -----------   --------    ----------       -------      ---------     ------      ----------   -------
BALANCE JUNE 30, 1996......            --   $     --    24,320,464       $50,024      $ (30,534)    $           $     (18)  $19,472
                              ===========   ========    ==========       =======      =========     ======      ==========   =======



        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FISCAL YEAR ENDED JUNE 30,
                                                                      ------------------------------------------------
                                                                          1996           1995                1994
                                                                      -------------   --------------     -------------
Increase (decrease) in cash and cash equivalents:
  Net loss......................................................       $(3,441,000)       $(715,000)      $(2,596,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation..............................................         1,045,000          707,000           623,000
      Amortization of intangibles...............................           492,000          523,000           522,000
      Amortization of deferred maintenance revenue..............          (408,000)        (204,000)         (135,000)
      Write-off of acquired in-process research
        and development.........................................         4,723,000               --                --
  Changes in assets and liabilities, net of effects of
    acquisitions:
      Accounts receivable.......................................        (7,966,000)      (4,089,000)         (289,000)
      Accounts receivable from Ascom Hasler.....................                --          177,000            15,000
      Inventories...............................................        (1,719,000)        (283,000)       (1,040,000)
      Prepaid expenses and other assets.........................           253,000         (318,000)          359,000
      Accounts payable..........................................         1,484,000           58,000           336,000
      Accrued compensation......................................           169,000           98,000           209,000
      Other accrued liabilities.................................          (299,000)          15,000           (83,000)
      Deferred maintenance revenue..............................           437,000          172,000           347,000
      Advances under contract with Ascom Hasler.................               --               --           (216,000)
                                                                       -----------    -------------     -------------
  Net cash used for operating activities........................        (5,230,000)      (3,859,000)       (1,948,000)
                                                                       -----------    -------------     -------------
Cash flows used in investing activities:
  Capital expenditures..........................................        (1,951,000)        (989,000)         (496,000)
  Additions to intangibles and other assets.....................          (898,000)        (210,000)         (283,000)
  Cash received in acquisitions.................................           180,000               --                --
  Proceeds from sale of property and equipment..................               --            14,000             7,000
                                                                       -----------    -------------     -------------
  Net cash used in investing activities.........................        (2,669,000)      (1,185,000)         (772,000)
                                                                       -----------    -------------     -------------
Cash flow from financing activities:
  Borrowings under bank lines of credit.........................        14,361,000       14,708,000         9,270,000
  Payments under bank lines of credit...........................       (14,666,000)     (13,254,000)       (9,865,000)
  Borrowings under long-term note...............................           318,000               --                --
  Principal payments on long-term note..........................           (85,000)              --                --
  Dividends on preferred stock..................................                --               --          (53,000)
  Proceeds from sale of common stock and warrants, net..........         5,128,000        6,633,000         1,864,000
                                                                       -----------    -------------      ------------
  Net cash provided by financing activities.....................         5,056,000        8,087,000         1,216,000
                                                                       -----------    -------------      ------------
Effect of exchange rate changes on cash
  and cash equivalents..........................................           (18,000)              --                --
                                                                       -----------    -------------      ------------
Net increase (decrease) in cash and cash equivalents............        (2,861,000)       3,043,000        (1,504,000)
Cash and cash equivalents at beginning of year..................         3,842,000          799,000         2,303,000
                                                                       -----------    -------------      ------------
Cash and cash equivalents at end of year........................       $   981,000     $  3,842,000      $    799,000
                                                                       ===========    =============      ============




        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

Supplemental disclosures of cash flow information:

                                                                                  Fiscal year ended June 30,
                                                                        -------------------------------------------------
                                                                          1996                1995                 1994
                                                                        --------             --------            --------
Cash paid during the year for interest                                  $172,000             $233,000            $141,000



Non-cash investing and financing activities:

        On June 30, 1995, the Company, at its option, converted a $500,000 note to Sundance Venture Partners, L.P. ("Sundance") into 166,666 shares of the Company's common stock (Note 6).

        On March 26, 1996, the Company acquired Fingerscan Pty Ltd ("Fingerscan") pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company (Note 2). The acquisition was accounted for as a purchase as follows:

Cash                                      $  156,000
Accounts receivable                          152,000
Inventory                                    234,000
Property and equipment, net                   23,000
Intangibles and other assets                 581,000
In-process research and development        4,723,000
                                          ----------
                                          $5,869,000
                                          ==========
Accounts payable and other accruals      $   393,000
Accrued compensation                          17,000
Common stock                               5,459,000
                                          ----------
                                          $5,869,000
                                          ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

        Identix Incorporated (the "Company") designs, manufactures, develops and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC, Inc. ("ANADAC"). The principal markets for the Company's products are the Americas, Asia, Europe and Australia. Ascom Holding, Inc., a sister subsidiary of Ascom Hasler AG ("Ascom Hasler"), a Swiss Company, owned approximately 22% of the Company's common stock at June 30, 1996 (Note 6).

        On March 26, 1996, the Company acquired Fingerscan pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase (Note 2).

        On June 30, 1996, the Company acquired Innovative Archival Solutions ("IAS") pursuant to a share purchase agreement. The acquisition was accounted for as a pooling of interests (Note 2).

Basis of Consolidation

        The consolidated financial statements include the accounts of Identix Incorporated and its wholly owned subsidiaries, ANADAC, Fingerscan and IAS; all significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

        Revenue from product sales is recognized in accordance with the terms of sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable. Extended service and maintenance contract revenue is deferred and recognized on a straight-line basis over the life of the service period of the related agreement.

        The majority of the Company's services are performed for the U.S. Government under various cost-reimbursable, time-and-material and fixed-price contracts. Revenues for cost-plus fixed fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues on fixed-price contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Unbilled accounts receivable at June 30, 1996 represent revenue accrued which becomes billable upon attainment of contract milestones. Provisions for estimated contract losses are recorded in the period such losses are determined.

        Services revenues from contracts with the U.S. Government, principally with the Department of Defense, and from subcontracts with other U.S. Government contractors were approximately 75% of total services revenues for fiscal 1996, 79% for fiscal 1995 and 81% for fiscal 1994. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Audits of ANADAC's costs have been completed by the Defense Contract Audit Agency ("DCAA") through December 31, 1992. No material adjustments have been made, and ANADAC does not anticipate adjustments for any open years that would have a material effect on the consolidated financial statements.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Major Customer and International Revenues

        In fiscal 1996, one non-U.S. Government customer in the Company's products business accounted for 14% of total revenues. In fiscal 1995 and 1994, there were no non-U.S. Government customers that accounted for more than 10% of total revenues.

        Net product revenues included international revenues of $2,198,000 in fiscal 1996, $2,904,000 in fiscal 1995, and $2,197,000 in fiscal 1994.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. These investments consist of income producing securities which are readily convertible to cash and are stated at cost which approximates market.

Concentration of Credit Risk

        The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains reserves for potential credit losses which are based upon the expected collectibility of all accounts receivable. Management believes that any risk of loss is significantly reduced due to the Company's credit evaluation process and because of the Company's substantial number of government customers.

        Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash in deposits with major banks in money market securities. The Company limits the amount of exposure to any one financial institution.

Inventories

        Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of annual demand is first identified.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Amortization of equipment held under capital leases and leasehold improvements is computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvement. Repair and maintenance costs are expensed as incurred.

Intangibles and Other Assets

        Intangible assets include goodwill, purchased technology, capitalized contract rights and capitalized software development costs. Goodwill and purchased technology are amortized over five to seven years. Capitalized contract rights are amortized over the terms of the related contracts, usually one to five years.

        The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Amortization of capitalized software costs is charged to cost of product revenues and cost of services revenues. Research and development expenditures are charged to research and development in the period incurred.

        In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investment, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology and capitalized software development costs, the Company periodically reviews the recoverability of the asset value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. During fiscal 1996, the Company did not incur any long-lived asset impairment losses.

Product Warranty

        The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates made by management utilizing projected costs to repair units, is recorded at the time of sale and periodically adjusted to reflect actual experience.

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (Note 7).

Stock-Based Compensation

        In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 requires that the Company determine the fair value for all stock-based compensation and either deduct the fair value of stock-based compensation from the results of operations or disclose pro forma results of operations as if they had. The Company will adopt the pro forma disclosure requirements of FAS 123 in fiscal 1997 and, accordingly, expects there will be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

Foreign Currency Translation

        The local currency is the functional currency for the Company's foreign subsidiary. Assets and liabilities are translated at year-end exchange rates for the operation in the local currency environment. Income and expense items are translated at average rates of exchange prevailing during the year. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a component of shareholders' equity.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss Per Share

        Loss per share is based on the weighted average number of shares outstanding during each year. As a result of the losses reported in the periods presented, common stock equivalents are anti-dilutive and therefore excluded.

Management Estimates and Assumptions

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- ACQUISITIONS

Fingerscan:

        On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets biometric identity and verification products, pursuant to a Share Purchase Agreement whereby Fingerscan became a wholly owned subsidiary of the Company. In accordance with the Share Purchase Agreement, the shareholders of Fingerscan were issued 668,976 shares of the Company's no par value common stock. The Company's results for fiscal 1996 include the operations of Fingerscan from the date of acquisition.

        The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares of the Company's common stock issued in the acquisition was determined to be $5,459,000 reflecting a 32% discount for certain restrictions related to the resale of the common stock issued to purchase Fingerscan. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to in-process research and development and $557,000 was allocated to other intangibles including acquired technology. An independent appraisal was performed which used the income approach to determine the fair value of Fingerscan and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology, and risks associated with achieving such cash flows. The developmental products acquired were evaluated in context of Interpretation 4 of SFAS No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance with these provisions as technological feasibility had not yet been reached. The in-process research and development charge represents a multiple of approximately 19 times Fingerscan's trailing twelve month's research and development expenditures. The Company amortizes the amount allocated to other intangibles including acquired technology over a five year period.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Fingerscan as if the acquisition had occurred at the beginning of the respective periods. The pro forma combined statements of operations do not include the adjustment for the non-recurring write-off of acquired in-process research and development. The net income per share is based on the average number of shares of common stock of Identix outstanding during the period plus the common shares issued by Identix to acquire Fingerscan. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the assumed dates or of operating results which may occur in the future.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               FISCAL YEAR ENDED JUNE 30,
                                              1996                    1995
                                              -----                   ----
                                                        (UNAUDITED)
Net revenues                                  $39,883,000            $29,703,000

Net income                                    $   966,000            $   278,000

Net income per share                          $       .04            $       .01

IAS:

        On June 30, 1996, pursuant to a share purchase agreement, the Company issued 155,000 shares of the Company's common stock to acquire IAS, a privately held company. The acquisition has been accounted for as a pooling of interests. The Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For fiscal 1995 and 1994, the effects to the combination with IAS were not significant and the Company has not restated those years to include the accounts and operations of IAS.

        In connection with the acquisition of IAS, the Company incurred costs of approximately $40,000 primarily for transaction and professional fees, before tax. Adjustments have been made to eliminate significant intercompany transactions.

        Separate net revenues, net income and related per share data amounts of the combined entities for the year ended June 30, 1996 are presented in the following table:


                                Identix                    IAS                 Adjustments             Combined
                              ------------             -----------             -----------            -----------

Net revenues                  $ 37,208,000             $ 2,194,000             $ (861,000)            $38,541,000

Net income (loss)             $ (3,557,000)             $  256,000             $ (140,000)            $(3,441,000)

Net loss per share                                                                                    $     (0.15)

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -- BALANCE SHEET DETAIL

                                                                               JUNE 30,
                                                                  ----------------------------------
                                                                     1996                 1995
                                                                  ------------      ----------------
Accounts receivable:
   Commercial and other                                            $ 12,677,000         $  5,719,000
   United States Government:
     Billed                                                           2,573,000            2,095,000
     Unbilled                                                         1,094,000              213,000
   Employee receivables                                                 475,000              478,000
   Less:  allowance for doubtful accounts and sales returns            (488,000)            (347,000)
                                                                   ------------         ------------
                                                                   $ 16,331,000         $  8,158,000
                                                                   ============         ============
Inventories:
   Purchased parts and materials                                   $  2,869,000         $  1,193,000
   Work-in-process                                                      429,000              643,000
   Finished goods, including spares                                   1,166,000              675,000
                                                                   ------------         ------------
                                                                   $  4,464,000         $  2,511,000
                                                                   ============         ============
Property and equipment:
   Manufacturing, test and office equipment                        $  4,167,000         $  2,930,000
   Furniture and fixtures                                             1,118,000              632,000
   Leasehold improvements                                               244,000               53,000
                                                                   ------------         ------------
                                                                      5,529,000            3,615,000
   Less:  accumulated depreciation and amortization                  (3,311,000)          (2,366,000)
                                                                   ------------         ------------
                                                                   $  2,218,000         $  1,249,000
                                                                   ============         ============
Intangibles and other assets:
   Goodwill                                                        $  1,271,000         $  1,014,000
   Purchased technology                                               1,334,000              778,000
   Capitalized software costs                                         1,652,000            1,269,000
   Less:  accumulated amortization                                   (1,703,000)          (1,276,000)
                                                                   ------------         ------------
                                                                      2,554,000            1,785,000
Other assets                                                            293,000               48,000
                                                                   ------------         ------------
                                                                   $  2,847,000         $  1,833,000
                                                                   ============         ============


NOTE 4 -- LINES OF CREDIT

        The Company has a $3,000,000 bank line of credit secured by substantially all of the personal property of the Company. Under the line of credit the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate plus 0.5%. The line of credit expires on October 4, 1996. The line of credit requires bank approval for payment of dividends on the Company's common stock. At June 30, 1996, there were no borrowings under the bank line of credit. During fiscal 1996, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for breaches of the covenant.

        ANADAC has a $4,000,000 bank line of credit and any outstanding balances bear interest at the bank's prime lending rate and are payable upon demand. Available borrowings under the line are based upon qualifying accounts receivable balances. The line of credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. The line of credit expires October 31, 1996. At June 30, 1996, $1,671,000 was outstanding bearing interest at 8.25%.

        ANADAC has a $400,000 equipment financing line of credit secured by the equipment purchased under the line of credit. Amounts bear interest at the bank's prime rate plus 0.75% per annum. The

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repayment period is not to exceed thirty-six months. As of June 30, 1996, ANADAC has $233,000 borrowed under this line of credit bearing interest at 9.00%.

        IAS has a $200,000 bank line of credit secured by accounts receivable and equipment. Amounts drawn bear interest at the bank's index base rate plus 0.75% per annum. The line of credit expires on December 26, 1996. At June 30, 1996, $175,000 was outstanding bearing interest at 10.25%.

NOTE 5 -- CAPITAL STOCK

Common Stock

        On October 19, 1994, the Company sold in a private placement 500,000 shares of common stock at $2.75 per share to two institutional investors. The Company received net proceeds of $1,351,000.

        On March 26, 1996, the Company issued 668,976 shares to acquire Fingerscan (Note 2).

        On June 30, 1996, the Company issued 155,000 shares to acquire IAS (Note
2).

Employee Stock Options

        In May 1983, the Company adopted an incentive stock option plan which expired in 1993 ("1983 Plan"). Under the 1983 Plan, the Company reserved a total of 2,000,000 shares of common stock. In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of common stock has been reserved for issuance under the 1992 Plan. In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. A total of 1,000,000 shares of the Company's common stock is reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees, including executive officers and consultants. In August 1995, the Company adopted the Non-Employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. A total of 250,000 shares of the Company's common stock is reserved for issuance under the Directors Plan.

        Under the 1983, 1992, and 1995 Plans, options are granted for a period of ten years, and all grants of incentive stock options must be made at a price at least equal to the then fair market value of the common stock at the date of grant. All grants of nonstatutory stock options must be made at a price of at least 85% of the then fair market value of the common stock at the date of grant. Options generally vest on a monthly basis over a period of two to five years.

        Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of common stock on the date of the grant. Upon election or appointment, each director of the Company who is not, and has not been an officer or employee of the Company, receives an option to purchase 10,000 shares of common stock; provided, however, that if a director was appointed to the Board of Directors after six months of the date of the annual meeting of shareholders at which directors are elected, that director receives an option to purchase 5,000 shares of common stock. Thereafter, each director receives an option to purchase 10,000 shares of common stock on the date of the first meeting of the Board of Directors of the Company following the annual meeting of the shareholders at which directors are elected. Options vest quarterly over a one year period from the date of grant.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             A summary of activity under the plans follows:

                                                                     Shares           Optioned
                                                                    Available          Shares
                                                                    For Grant        Outstanding      Exercise Price
                                                                    ----------       ----------       --------------
BALANCE JUNE 30, 1993......................................            547,500         1,479,718
Options granted............................................           (374,000)          374,000         $2.31-$3.81
Options exercised..........................................                 --          (382,641)        $1.50-$2.63
Options canceled...........................................             40,833           (40,833)        $2.31-$3.19
Options canceled and expired...............................                 --           (70,394)        $1.75-$3.81
                                                                    ----------        ----------

BALANCE JUNE 30, 1994......................................            214,333         1,359,850
Options granted............................................           (241,500)          241,500         $2.50-$5.31
Options exercised..........................................                 --          (196,277)        $1.10-$3.81
Options canceled...........................................             74,173           (74,173)        $2.06-$5.31
Options canceled and expired...............................                 --           (24,000)        $2.00-$2.63
                                                                    ----------        ----------

BALANCE JUNE 30, 1995......................................             47,006         1,306,900
Shares reserved upon adoption of the 1995 Plan.............          1,000,000                --                  --
Shares reserved upon adoption of the Directors Plan........            250,000                --                  --
Options granted............................................           (730,000)          730,000        $7.06-$12.25
Options exercised..........................................                 --          (533,695)       $1.56-$12.25
Options canceled...........................................             29,291           (29,291)       $2.31-$ 7.06
Options canceled and expired...............................                 --            (8,000)       $2.75-$ 2.75
                                                                    ----------        ----------

BALANCE JUNE 30, 1996......................................            596,297         1,465,914
                                                                    ==========         =========


        As of June 30, 1996, options for approximately 838,000 common shares were exercisable under the 1983, 1992, 1995 and Directors Plans.

             Upon the acquisition of ANADAC, the Company assumed the options outstanding under ANADAC's Incentive Stock Option Plan ("ANADAC Plan"), obligating the Company to issue up to 544,613 shares of the Company's common stock. The options assumed under the ANADAC Plan are incentive stock options with expiration dates through 2001. All outstanding options were fully vested as of October 23, 1992, the acquisition date, and are subject to antidilution adjustments for stock splits or stock dividends.

             A summary of activity under the ANADAC Plan follows:

                                                            Shares                    Optioned
                                                          Available                    Shares                    Exercise
                                                          For Grant                 Outstanding                   Price
                                                          ---------                 -----------                  --------
Shares reserved upon
  adoption of ANADAC Plan.................                                             544,613                $1.27-$2.16
Options exercised.........................                       --                    (83,000)               $1.64-$1.97
                                                          ---------                 ----------
Balance at June 30, 1993..................                       --                    461,613
Options exercised.........................                       --                   (114,558)               $1.27-$1.97
Options canceled..........................                   27,625                    (27,625)               $1.33-$1.65
                                                          ---------                 ----------
Balance at June 30, 1994..................                   27,625                    319,430
Options exercised.........................                       --                   (171,426)               $1.27-$1.97
Options expired...........................                  (27,625)                        --                $1.33-$1.65
                                                          ---------                 ----------
Balance at June 30, 1995..................                       --                    148,004
Options exercised.........................                       --                   (146,029)               $1.27-$2.16
                                                          ---------                 ----------
Balance at June 30, 1996..................                       --                      1,975
                                                          =========                 ==========

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership Plan

        The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the common stock allocated to participants. The Company's expense for the ESOP was $183,000 in fiscal 1996, $148,000 in fiscal 1995 and $116,000 in fiscal 1994.

Warrants

        Under certain private transactions authorized by the Board of Directors of the Company from 1992 through 1994, warrants to purchase 395,160 shares of the Company's common stock were issued at exercise prices ranging from $2.125 to $3.75 per share. At June 30, 1996, warrants from these transactions to purchase 145,000 shares of the Company's common stock were outstanding, of which 25,000 expire in September 1997 and 120,000 expire in January 1999.

        On March 18, 1992, the Company issued Sundance a warrant to purchase 25,575 shares of common stock at $3.00 per share. The warrant expires in March 1997 (Note 6).

        In connection with the closing of a bank line of credit in December 1992, the Company issued to the bank a warrant to purchase 30,000 shares of common stock at $2.69 per share. The bank exercised the warrant in May 1996.

        Warrants to purchase 2,250,000 shares of the Company's common stock at $3.00 per share were issued as part of a public offering in 1993. Also, as part of the public offering, the Company issued the underwriter a warrant to purchase 45,000 units at an exercise price of $12.00 per unit, each unit consisting of five warrants to purchase common stock and one share of Series A Preferred Stock convertible into five shares of common stock. On June 6, 1995, the Company announced that on July 6, 1995 it would redeem, for $0.05 per warrant, all warrants issued in the public offering not exercised by July 5, 1995. At June 30, 1996, all warrants were exercised or redeemed. As part of the warrant redemption, the Company entered into a standby underwriting agreement whereby the underwriter would purchase for $3.00 per share all unexercised warrants related to the warrant redemption. Pursuant to the agreement, the underwriter purchased 3,210 of unexercised warrants.

        On December 15, 1994, the Company issued warrants to purchase 250,000 shares of its common stock for $3.00 per share, expiring January 27, 1998 to an investment banking firm and certain of its officers and employees for providing services to the Company. The warrant holders exercised the warrants in August 1995.

        At June 30, 1996, warrants to purchase 170,575 shares of common stock were outstanding.

NOTE 6 -- RELATED PARTY TRANSACTIONS AND CONVERTIBLE DEBT

        On March 18, 1992, the Company entered into a convertible promissory note and warrant purchase agreement with Sundance. Larry J. Wells is a general partner of Anderson and Wells Company, the general partner of Sundance. Mr. Wells became a member of the Company's Board of Directors in May 1992. Under the agreement, the Company received $500,000 from Sundance in exchange for a promissory note. Interest on the note accrues at 10% and is payable quarterly. On June 30, 1995, the Company, at its option, converted the note into 166,666 shares of the Company's common stock. As additional consideration for the note, the Company issued Sundance a warrant to purchase 25,575 shares

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company's common stock at $3.00 per share (Note 5). The closing price of the Company's common stock on March 18, 1992 was $3.50.

        On September 2, 1994, the Company entered into a Voting Trust Agreement with Ascom Holding, Inc. ("Ascom") (the "Agreement") whereby Ascom deposited all of its shares of the Company's common stock held by Ascom totaling 5,418,224 (the "Voting Stock") into a voting trust. The trustee of the voting trust is on the Company's Board of Directors and has voting control of the Voting Stock. The term of the Agreement is 10 years. In consideration for Ascom entering into the Agreement, the Company granted Ascom certain additional registration rights with respect to the Voting Stock, modified certain contractual transfer restrictions with respect to the Voting Stock, and granted Ascom price protections regarding certain sales of Voting Stock. In July 1996, Ascom Holding, Inc. transferred the 5,418,224 shares of Voting Stock to its subsidiary, Ascom USA Inc.

NOTE 7 -- INCOME TAXES

        Deferred tax assets (liabilities) comprise the following:

                                                                                     JUNE 30,
                                                                       -------------------------------------
                                                                           1996                    1995
                                                                       ------------            -------------

Federal and state loss and credit carryforwards...............          $ 9,600,000              $10,533,000
Depreciation and amortization.................................               93,000                  439,000
Inventory reserves and basis differences......................              324,000                  242,000
Compensation accruals.........................................              150,000                  118,000
Accounts receivable and sales reserves........................               47,000                  (26,000)
Other.........................................................              281,000                   42,000
                                                                       ------------            -------------
Gross deferred tax assets.....................................           10,495,000               11,348,000
                                                                       ------------            -------------
Unbilled accounts receivable..................................             (520,000)                (144,000)
Capitalized software..........................................             (165,000)                (164,000)
Other.........................................................             (187,000)                 (92,000)
                                                                       ------------            -------------
Gross deferred tax liabilities................................             (872,000)                (400,000)
                                                                       ------------            -------------
Net deferred tax asset before valuation allowance.............            9,623,000               10,948,000
Deferred tax assets valuation allowance.......................           (9,623,000)             (10,948,000)
                                                                       ------------            -------------
Total net deferred tax asset..................................        $          --           $           --
                                                                      =============           ==============


        The deferred tax asset valuation allowance is attributed to U.S. Federal and State deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required.

        As of June 30, 1996, the Company has a federal net operating loss carryforward of approximately $26.0 million for financial reporting and income tax purposes, which is available to offset future taxable income. The carryforward expires on various dates through the fiscal year 2010. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. As a result of the public offering in January 1993, a change of ownership occurred, causing an annual limitation on the utilization of the net operating loss carryforward, incurred prior to the ownership change, of approximately $2.5 million.

        During fiscal 1995, the Company realized an income tax benefit of $136,000 related to the application of a loss carryback to recover taxes paid in prior years by ANADAC.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- COMMITMENTS

LEASES

        The Company currently occupies its headquarters and products business facility under a lease, which expires in April 2001 and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. The Company leases office space for its services business under operating leases expiring at various dates through 2001. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

        Future minimum lease payments for operating leases are as follows:

                        Year ending June 30,
                        1997.....................         $1,612,000
                        1998.....................          1,578,000
                        1999.....................          1,432,000
                        2000.....................          1,326,000
                        2001.....................            897,000
                        Thereafter...............                --
                                                          ----------
                        Total                             $6,845,000
                                                          ==========

        Total rental expense under operating leases was $1,308,000, $1,135,000 and $1,046,000 for the years ended June 30, 1996, 1995, and 1994, respectively.

NOTE 9 -- CONTINGENT LIABILITIES

        The Company is a defendant in a patent infringement lawsuit related to the Company's TouchPrint 600 and 900 products filed against the Company by a competitor. TouchPrint is a "live-scan" system used by law enforcement agencies to scan and capture high quality fingerprint images. The lawsuit has no implication for other Identix products. The Court has granted the Company's motion that the TouchPrint 600 does not infringe the patent. The remaining issue in the case is whether the Company's TouchPrint 900 product, which is the predecessor of the TouchPrint 600 and is no longer in production, infringes the patent. The Company is defending this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position and results of operations.

NOTE 10 -- INTERIM PERIOD RESTATEMENT (UNAUDITED)

        The Company has made changes in the application of its revenue recognition policy for certain Law Enforcement contracts and has amended its Forms 10-Q to restate revenues and earnings for its fiscal 1996 second and third quarters ended December 31, 1995 and March 31, 1996, respectively. While there was no impact on the results for the year ended June 30, 1996, there was a positive effect on fiscal 1996 fourth quarter results with offsetting reductions in fiscal 1996 second and third quarter results.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A summary of the effects of the restatement on quarterly amounts previously reported for fiscal 1996 is as follows:

                             Fourth               Third               Second               First
                             Quarter             Quarter              Quarter             Quarter
                             -------             -------              -------             -------
Total revenues
  As reported            $ 11,665,000         $  9,447,000         $  8,840,000         $  7,513,000
  As restated            $ 14,807,000         $  8,402,000         $  6,743,000         $  7,513,000
Net income (loss)
  As reported            $    158,000         $ (4,346,000)        $    389,000         $    124,000
  As restated            $  1,710,000         $ (4,867,000)        $   (642,000)        $    124,000
Net income (loss)
  per share
  As reported            $       0.01         $      (0.19)        $       0.02         $       0.01
  As restated            $       0.07         $      (0.21)        $      (0.03)        $       0.01


        The quarterly data for the three months ended September 30, 1995, December 31, 1995 and March 31, 1996 exclude the results of operations of IAS which was acquired in a transaction accounted for as a pooling of interests in June 1996. The quarterly data for the three months ended June 30, 1996 includes the results of operations of IAS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 1996 Annual Meeting of the Shareholders (the "Proxy Statement").

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

             (a)1. FINANCIAL STATEMENTS.

                   The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

                   Report of Independent Accountants ........................28
                   Consolidated Balance Sheets ..............................29
                   Consolidated Statements of Operations ....................30
                   Consolidated Statements of Shareholders' Equity ..........31
                   Consolidated Statements of Cash Flows ....................32
                   Notes to Consolidated Financial Statements ...............34

             (a)2. FINANCIAL STATEMENTS SCHEDULES.

                   Schedule   II Valuation and Qualifying Accounts and Reserves

             (a)3. EXHIBITS.

                   3.1(2) Registrant's Amended and Restated Articles of Incorporation, as amended

                   3.2(2)     Registrant's Bylaws, as amended

                   10.1(1) Identix's 1983 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement

                   10.2(2) Stock Option Agreement dated March 13, 1989 between Identix and Ascom Hasler AG, as amended by Amendment Number 1 thereto dated April 20, 1989 and Amendment Number 2 thereto dated August 8, 1989

                   10.3(3) Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom Hasler AG

                   10.4(4) Stock Purchase Agreement and Amendment Number 3 to Stock Option Agreement dated December 14, 1990 between Identix and Ascom Hasler AG

                   10.5(5) Loan Agreement and Amendment Number 4 to Stock Option Agreement dated December 12, 1991 between Identix and Ascom Hasler AG

                   10.6(5) Convertible Promissory Note and Warrant Purchase Agreement dated March 18, 1992, and amended July 29, 1992 between Identix and Sundance Venture Partners, L.P.

                   10.7(5) Amended and Restated Agreement and Plan of Reorganization and Merger Among Identix Incorporated, ANADAC, Inc. and Identix Acquisition Corporation, dated August 27, 1992

                   10.8(2) Registrant's 1992 Employee Stock Option Plan and forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement

                   10.9(2) Loan Agreement dated October 30, 1992 between Identix and Ascom Hasler AG

                   10.10(2) Loan and Security Agreement dated January 9, 1991 among Crestar Bank, Defense Systems Concepts, Inc. and ANADAC, as amended August 5, 1992 and October 23, 1992

                   10.11(2) ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement

                   10.12(6) Voting Trust Agreement with Respect to Capital Stock of Identix Incorporated among Identix Incorporated, William E. Colby, and Ascom Holding Inc. dated as of September 2, 1994

                   10.13(6) Amendment No. 5 to Stock Option Agreement among Identix Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2, 1994

                   10.14(6) Amendment to Registration Rights Agreement among Identix Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2, 1994

                   10.15(7) Office Building Lease dated May 18, 1995, between ANADAC, Inc. and Charles Smith Management, Inc.

                   10.16(8) Office Building Lease dated April 1, 1995 between ANADAC, Inc., and U.S. AIR, Inc.

                   10.17(8) Office Building Lease dated July 27, 1995 between ANADAC, Inc., and Third Gould Limited Liability Company

                   10.18(8)   Registrant's 1995 Equity Incentive Plan

                   10.19(8) Registrant's 1995 Nonemployee Directors Stock Option Plan

                   10.20(8) Letter Agreement dated July 28, 1995 between Identix and Ascom Holding Inc.

                   10.21(9)   AEGIS Combat Ship Building Contract Program

                   23.1       Consent of Price Waterhouse LLP, Independent
                              Accountants

                   24.1       Power of Attorney

                   27.1       Financial Data Schedule

                           ----------

                   (1) Incorporated by reference to registrant's registration statement no. 29-95551.
                   (2) Incorporated by reference to registrant's registration statement no. 33-55074.
                   (3)        Incorporated by reference to the July 24, 1990
                              Form 8-K.
                   (4) Incorporated by reference to the December 14, 1990 Form 8-K.
                   (5)        Incorporated by reference to the June 30, 1992
                              Form 10-K.
                   (6) Incorporated by reference to the September 30, 1994 Form 10-Q.
                   (7)        Incorporated by reference to the March 31, 1995
                              Form 10-Q.
                   (8)        Incorporated by reference to the June 30, 1995
                              Form 10-K.
                   (9) Incorporated by reference to the September 30, 1995 Form 10-Q.

                   (b)        REPORTS ON FORM 8-K:

         On April 10, 1996, the Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with acquisition of Fingerscan Pty Ltd. and amended such filing with Amendment No. 1, Amendment No. 2 and Amendment No. 3 on Form 8-K/A on June 10, 1996, July 12, 1996 and August 2, 1996, respectively.

                              IDENTIX INCORPORATED

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                           Balance at              Additions
                                            Beginning             Charged to                                      Balance at
            Description                     of Period               Expense               Deductions             End of Period
            -----------                    ----------             ----------              ----------             -------------

Inventory Reserve:
Year ended June 30, 1994              $            122,000   $              25,000   $                   -   $            147,000
                                      ====================   =====================   =====================   ====================
Year ended June 30, 1995              $            147,000   $              95,000   $                   -   $            242,000
                                      ====================   =====================   =====================   ====================
Year ended June 30, 1996              $            242,000   $             177,000   $              75,000   $            344,000
                                      ====================   =====================   =====================   ====================

Allowance for Doubtful Accounts:
Year ended June 30, 1994              $            692,000   $              93,000   $             266,000   $            519,000
                                      ====================   =====================   =====================   ====================
Year ended June 30, 1995              $            519,000   $               5,000   $             177,000   $            347,000
                                      ====================   =====================   =====================   ====================
Year ended June 30, 1996              $            347,000   $             238,000   $              97,000   $            488,000
                                      ====================   =====================   =====================   ====================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 27th day of September 1996.

                                       IDENTIX INCORPORATED



                                       By:  /s/ RANDALL C. FOWLER
                                            ------------------------------------
                                            Randall C. Fowler, President,
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randall C. Fowler and James P. Scullion, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ RANDALL C. FOWLER                           President, Chief Executive Officer       September 27, 1996
- --------------------------------------------      and Director (Principal Execuitve
              Randall C. Fowler                   Officer)


  /s/ JAMES P. SCULLION                           Vice President, Finance, Chief           September 27, 1996
- --------------------------------------------      Financial Officer and Secretary
              James P. Scullion                   (Principal Financial and Accounting
                                                  Officer)


  /s/ RANDALL HAWKS, JR.                          Director                                 September 27, 1996
- --------------------------------------------
             Randall Hawks, Jr.

  /s/ PATRICK H. MORTON
- --------------------------------------------      Director                                 September 27, 1996
              Patrick H. Morton


  /s/ FRED U. SUTTER                              Director                                 September 27, 1996
- --------------------------------------------
               Fred U. Sutter


  /s/ HARRISON N. WALTHER                         Director                                 September 27, 1996
- --------------------------------------------
             Harrison N. Walther


  /s/ LARRY J. WELLS                              Director                                 September 27, 1996
- --------------------------------------------
               Larry J. Wells


  /s/ ED ZSCHAU                                   Director                                 September 27, 1996
- --------------------------------------------
                  Ed Zschau

                              IDENTIX INCORPORATED
                              1996 FORM 10-K REPORT


                                                                                                          SEQUENTIALLY
   EXHIBIT                                                                                                  NUMBERED
     NO.                                             DESCRIPTION                                             PAGES
   -------                                           -----------                                          ------------

3.1(2)           Registrant's Amended and Restated Articles of Incorporation, as amended                       --
3.2(2)           Registrant's Bylaws, as amended                                                               --
10.1(1)          Identix's 1983 Incentive Stock Option Plan and forms of Incentive Stock Option                --
                 Agreement and Non-Statutory Stock Option Agreement
10.2(2)          Stock Option Agreement dated March 13, 1989 between Identix and Ascom                         --
                 Hasler AG, as amended by Amendment Number 1 thereto dated April 20, 1989 and Amendment Number 2 thereto dated August 8, 1989
10.3(3)          Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom                        --
                 Hasler AG
10.4(4)          Stock Purchase Agreement and Amendment Number 3 to Stock Option                               --
                 Agreement dated December 14, 1990 between Identix and Ascom Hasler AG
10.5(5)          Loan Agreement and Amendment Number 4 to Stock Option Agreement dated                         --
                 December 12, 1991 between Identix and Ascom Hasler AG
10.6(5)          Convertible Promissory Note and Warrant Purchase Agreement dated                              --
                 March 18, 1992, and amended July 29, 1992 between Identix and Sundance
                 Venture Partners, L.P.
10.7(5)          Amended and Restated Agreement and Plan of Reorganization and Merger                          --
                 Among Identix Incorporated, ANADAC, Inc. and Identix Acquisition
                 Corporation, dated August 27, 1992
10.8(2)          Registrant's 1992 Employee Stock Option Plan and forms of Incentive Stock                     --
                 Option Agreement and Nonqualified Stock Option Agreement
10.9(2)          Loan Agreement dated October 30, 1992 between Identix and Ascom Hasler                        --
                 AG
10.10(2)         Loan and Security Agreement dated January 9, 1991 among Crestar Bank,                         --
                 Defense Systems Concepts, Inc. and ANADAC, as amended August 5, 1992 and October 23, 1992
10.11(2)         ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock                          --
                 Option Agreement and Nonstatutory Stock Option Agreement
10.12(6)         Voting Trust Agreement with Respect to Capital Stock of Identix Incorporated                  --
                 among Identix Incorporated, William E. Colby, and Ascom Holding Inc. dated as of September 2, 1994
10.13(6)         Amendment No. 5 to Stock Option Agreement among Identix Incorporated,                         --
                 Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2, 1994
10.14(6)         Amendment to Registration Rights Agreement among Identix Incorporated,                        --
                 Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2, 1994
10.15(7)         Office Building Lease dated May 18, 1995, between ANADAC, Inc. and                            --
                 Charles Smith Management, Inc.
10.16(8)         Office Building Lease dated April 1, 1995 between ANADAC, Inc., and U.S.                      --
                 AIR, Inc.
10.17(8)         Office Building Lease dated July 27, 1995 between ANADAC, Inc., and Third                     --
                 Gould Limited Liability Company
10.18(8)         Registrant's 1995 Equity Incentive Plan                                                       --
10.19(8)         Registrant's 1995 Nonemployee Directors Stock Option Plan                                     --


10.20(8)         Letter Agreement dated July 28, 1995 between Identix and Ascom Holding Inc.                   --
10.21(9)         AEGIS Combat Ship Building Contract Program
23.1             Consent of Price Waterhouse LLP, Independent Accountants
24.1             Power of Attorney
27.1             Financial Data Schedule


- ----------

(1)     Incorporated by reference to registrant's registration statement no.
        29-95551.
(2)     Incorporated by reference to registrant's registration statement no.
        33-55074.
(3)     Incorporated by reference to the July 24, 1990 Form 8-K.
(4)     Incorporated by reference to the December 14, 1990 Form 8-K.
(5)     Incorporated by reference to the June 30, 1992 Form 10-K.
(6)     Incorporated by reference to the September 30, 1994 Form 10-Q.
(7)     Incorporated by reference to the March 31, 1995 Form 10-Q.
(8)     Incorporated by reference to the June 30, 1995 Form 10-K.
(9)     Incorporated by reference to the September 30, 1995 Form 10-Q.