Form 10-Q
period 1996-09-30
IDENTIX INC
filed 1996-11-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1996 or

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

Registrant's telephone number, including area code (408) 731-2000

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

                        24,323,937 shares of Common Stock
                             as of October 31, 1996

                              IDENTIX INCORPORATED

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I            FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - September 30, 1996 and June 30, 1996 ..............1

                  Consolidated Statements of Operations - three months ended
                    September 30, 1996 and 1995....................................................2

                  Consolidated Statements of Cash Flows - three months ended
                    September 30, 1996 and 1995....................................................3

                  Notes to Consolidated Financial Statements.......................................4

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................6


PART II           OTHER INFORMATION...............................................................18


       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K

       Signatures.................................................................................19

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,          JUNE 30,
                                                                           1996                 1996
                                                                     -----------------       -----------
                                                                        (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents ................................       $    205,000        $    981,000
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $621,000 and $488,000 .............         19,389,000          16,331,000
      Inventories ..............................................          3,672,000           4,464,000
      Prepaid expenses and other assets ........................            554,000             266,000
                                                                       ------------        ------------
         Total current assets ..................................         23,820,000          22,042,000

    Property and equipment, net ................................          2,581,000           2,218,000
    Intangibles and other assets ...............................          2,902,000           2,847,000
                                                                       ------------        ------------
                                                                       $ 29,303,000        $ 27,107,000
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks ...................................       $  4,298,000        $  1,846,000
      Accounts payable .........................................          2,740,000           3,309,000
      Accrued compensation .....................................          1,102,000           1,185,000
      Other accrued liabilities ................................            680,000             426,000
      Current portion of long-term debt ........................            106,000             106,000
      Deferred maintenance revenue .............................            272,000             256,000
                                                                       ------------        ------------
         Total current liabilities .............................          9,198,000           7,128,000

    Deferred maintenance revenue ...............................            253,000             293,000
    Long-term debt .............................................            100,000             127,000
    Other liabilities ..........................................             89,000              87,000
                                                                       ------------        ------------
         Total liabilities .....................................          9,640,000           7,635,000
                                                                       ------------        ------------

    Commitments and contingencies (Note 4)

    Shareholders' equity:
      Common stock, no par; 30,000,000 shares authorized;
         24,323,937 and 24,320,464 shares issued and outstanding         50,031,000          50,024,000
      Accumulated deficit ......................................        (30,374,000)        (30,534,000)
      Cumulative translation adjustment ........................              6,000             (18,000)
                                                                       ------------        ------------
         Total shareholders' equity ............................         19,663,000          19,472,000
                                                                       ------------        ------------
                                                                       $ 29,303,000        $ 27,107,000
                                                                       ============        ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                    1996                1995
                                                ------------        ------------
Revenues:
    Net product revenues                        $  6,376,000        $  3,165,000
    Services revenues                              5,700,000           4,427,000
                                                ------------        ------------
      Total revenues                              12,076,000           7,592,000
                                                ------------        ------------


Costs and expenses:
    Cost of product revenues                       3,372,000           1,689,000
    Cost of services revenues                      4,650,000           3,682,000
    Research, development and engineering            452,000             336,000
    Marketing and selling                          1,625,000             883,000
    General and administrative                     1,737,000             905,000
                                                ------------        ------------
      Total costs and expenses                    11,836,000           7,495,000
                                                ------------        ------------

Income from operations                               240,000              97,000
Interest income (expense), net                       (51,000)             40,000
Other income (expense), net                           (9,000)            (10,000)
                                                ------------        ------------

Income before income taxes                           180,000             127,000
Provision for income taxes                           (20,000)               --
                                                ------------        ------------

Net income                                      $    160,000        $    127,000
                                                ============        ============


Net income per common and
  common equivalent share                       $       0.01        $       0.01
                                                ============        ============

Weighted average common
  and common equivalent shares                    25,122,000          24,171,000
                                                ============        ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                  1996               1995
                                                              -----------        -----------
Cash flows from operating activities:
   Net income                                                 $   160,000        $   127,000
Adjustments to reconcile net income to net cash used
   for operating activities:
   Depreciation and amortization                                  456,000            307,000
   Amortization of deferred maintenance revenue                  (147,000)           (69,000)
   Changes in assets and liabilities:
      Accounts receivable                                      (3,058,000)        (1,307,000)
      Inventories                                                 792,000           (329,000)
      Prepaid expenses and other assets                          (288,000)            98,000
      Accounts payable                                           (569,000)           252,000
      Accrued compensation                                        (83,000)           (16,000)
      Other accrued liabilities                                   254,000            (53,000)
      Deferred maintenance revenue                                123,000             72,000
                                                              -----------        -----------

Net cash used for operating activities                         (2,360,000)          (918,000)
                                                              -----------        -----------

Cash flows used for investing activities:
   Capital expenditures                                          (629,000)          (334,000)
   Additions to intangibles and other assets                     (245,000)           (96,000)
   Cash received from acquisition                                    --               24,000
                                                              -----------        -----------

Net cash used for investing activities                           (874,000)          (406,000)
                                                              -----------        -----------

Cash flows from financing activities:
   Borrowings under bank lines of credit                        6,178,000          4,031,000
   Payments under bank lines of credit                         (3,726,000)        (3,994,000)
   Borrowings under long-term note                                   --              206,000
   Principal payments on long-term note                           (27,000)           (12,000)
   Proceeds from sale of common stock and warrants, net             7,000          4,076,000
   Other, net                                                       2,000               --
                                                              -----------        -----------

Net cash provided by financing activities                       2,434,000          4,307,000
                                                              -----------        -----------

Effects of exchange rate changes on cash
  and cash equivalents                                             24,000               --
                                                              -----------        -----------

Net increase (decrease) in cash and cash equivalents             (776,000)         2,983,000

Cash and cash equivalents at beginning of period                  981,000          3,842,000
                                                              -----------        -----------

Cash and cash equivalents at end of period                    $   205,000        $ 6,825,000
                                                              ===========        ===========




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         These accompanying consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1997.

         The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Fingerscan Pty Limited ("Fingerscan") which was acquired on March 26, 1996, and Innovative Archival Solutions, Inc. ("IAS") which was acquired on June 30, 1996. Identix accounted for the acquisition of Fingerscan as a purchase. Identix accounted for the acquisition of IAS as a pooling of interests. Accordingly, the consolidated balance sheet at September 30, 1995 and the consolidated statement of operations and consolidated statement of cash flows for the three month period from July 1, 1995 to September 30, 1995 have been restated to include the accounts and operations of IAS. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EFFECT OF THE IAS ACQUISITION ON THE CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         A summary of the effects of the acquisition of IAS, which was accounted for as a pooling of interests, on the consolidated statement of operations for the Company for the three months ended September 30, 1995 is as follows:

                                           SEPTEMBER 30, 1995
                                           ------------------
                                                        AS PREVIOUSLY
                                        COMBINED          REPORTED
                                        --------        --------------
Total revenues                        $ 7,592,000       $ 7,513,000
Net income                            $   127,000       $   124,000
Net income per common and
  common equivalent share             $      0.01       $      0.01
Weighted average common and
  common equivalent shares             24,171,000        24,016,000




3.       INVENTORIES

         Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:

                                   SEPTEMBER 30,      JUNE 30,
                                       1996             1996
                                   ------------     ------------
Purchased parts and materials       $1,923,000       $2,869,000
Work-in-process                        977,000          429,000
Finished goods                         772,000        1,166,000
                                    ----------       ----------
                                    $3,672,000       $4,464,000
                                    ==========       ==========

4.       CONTINGENT LIABILITIES

         The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company and its officers deny the allegations and will vigorously defend against this action.

         The Company is a defendant in a patent infringement lawsuit related to the Company's TouchPrint 600 and 900 products filed against the Company by a competitor. TouchPrint is a "live-scan" system used by law enforcement agencies to scan and capture high quality fingerprint images. The lawsuit has no implication for any other Identix products. The Court has granted the Company's motion that the TouchPrint 600 does not infringe the patent. The remaining issue in the case is whether the Company's TouchPrint 900 product, which is the predecessor of the TouchPrint 600 and is no longer in production, infringes the patent. The Company is defending this matter vigorously and believes that it is unlikely that the outcome of this lawsuit will have a material adverse effect on the Company's financial position and results of operations.

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Identix Incorporated ("Identix" or "the Company") designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II*, TouchSafe II*, TouchLock II*, TouchClock II* and TouchBlock*. The Company's principal biometric imaging products are TouchPrint 600*, TouchView II*, I3 Workstation* and DocuColor*. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration, and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

On March 26, 1996, the Company acquired Fingerscan Pty Limited ("Fingerscan"), a privately-held Australian-based company that designs and markets Bio-ID products. Fingerscan had been a long-standing Identix OEM partner integrating Identix fingerprint identification technology into Fingerscan's fingerprint identity and verification products and systems. The acquisition was accounted for as a purchase. Accordingly, the Company's financial statements include the results of Fingerscan from the date of acquisition.

On June 30, 1996, the Company acquired Innovative Archival Solutions, Inc. ("IAS"), a privately-held company which provides fingerprinting services using the Company's biometric imaging products. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For the periods prior to fiscal 1996, the effects of the combination with IAS were not significant, and the Company has not restated those years to include the accounts and operations of IAS. On October 1, 1996, IAS was merged into Identix. The business of IAS is now being conducted as the Company's Fingerprint Services Division.

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

RESULTS OF OPERATIONS

Revenues for the three month period ended September 30, 1996 were $12,076,000 compared to $7,592,000 for the same period in the prior fiscal year. The increase in revenues of 59% for the three month period ended September 30, 1996 was due to increases in both the Company's products business revenues and services business revenues.



-----------------------------
(*) The Company's has adopted TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock(TM), TouchPrint 600(TM), TouchView II(TM), I3 Workstation(TM) and DocuColor(TM) as trademarks.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

The Company's net product revenues were $6,376,000 for the three month period ended September 30, 1996 compared to $3,165,000 for the same period in the prior fiscal year. The increase in net product revenues of 101% was due to
(i) increased shipments of the Company's TouchPrint products, (ii) the inclusion of Fingerscan revenues which were generated from the sale of Bio-ID products, and (iii) an increase in revenues generated by the Company's Fingerprint Services Division. International sales accounted for $1,265,000 or 20% of the Company's net product revenues for the three month period ended September 30, 1996 compared to $218,000 or 7% for the same period in the prior fiscal year. The Company expects international sales to continue to represent a significant portion of net product revenues, although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Fingerscan which are denominated in Australian dollars. To date, transactions conducted in currencies other than U.S. dollars have not presented significant exchange exposure. Accordingly, the Company has not entered into any hedging transactions. The Company monitors its foreign currency exchange exposure and will take appropriate action to reduce foreign exchange risk, if significant. One non-U.S. Government customer accounted for 16% of the Company's total revenues for the three month period ended September 30, 1996 and a different non-U.S. Government customer accounted for 15% of the Company's total revenues for the three month period ended September 30, 1995.

The Company's services revenues were $5,700,000 for the three month period ended September 30, 1996 compared to $4,427,000 for the same period in the prior fiscal year. The increase in services revenues of 29% for the three month period ended September 30, 1996 was due to increased contract revenues from both U.S. Government and commercial clients. The majority of the Company's services revenues are generated from contracts with the U.S. Government, principally the Department of Defense ("DOD"). Revenues from the DOD and from other U. S. Government agencies for the three month period ended September 30, 1996 accounted for 76% of the Company's total services revenues compared to 77% of the Company's total services revenues for the same period in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 45% of its services revenues for both the three month period ended September 30, 1996 and the comparable period in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three month periods ended September 30, 1996 and September 30, 1995, the Company derived approximately 34% and 43% of its services revenues from T&M and FFP contracts, respectively. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

Gross margin on net product revenues was 47% for the three month period ended September 30, 1996 as compared to 47% for the same period in the prior fiscal year.

Gross margin on services revenues was 18% for the three month period ended September 30, 1996 as compared to 17% for same period in the prior fiscal year.

IDENTIX INCORPORATED MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Research, development and engineering expenses were $452,000 or 7% of net product revenues for the three month period ended September 30, 1996, compared to $336,000 or 11% for the same period in the prior fiscal year. In addition, for the three month periods ended September 30, 1996 and September 30, 1995, research, development and engineering expenditures funded by customers were $125,000 and $29,000, respectively. The increase in research, development and engineering expenses in absolute dollars was primarily due to the inclusion of research, development and engineering expenses incurred by Fingerscan to develop and maintain certain Bio-ID products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in the future fiscal 1997 quarters.

Marketing and selling expenses were $1,625,000 or 13% of total revenues for the three month period ended September 30, 1996, compared to $883,000 or 12% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses was primarily due to the inclusion of Fingerscan's marketing and selling expenses and increased staffing and expenses (i) to promote the Company's products and services, (ii) to expand its customer service organization and (iii) to expand international sales and distribution.

General and administrative expenses were $1,737,000 or 14% of total revenues for the three month period ended September 30, 1996, compared to $905,000 or 12% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to (i) litigation reserves and expenses of $328,000 related to a patent infringement lawsuit filed by a competitor and a class action lawsuit filed against the Company (see Note 4 of Notes to Consolidated Financial Statements), (ii) the additional administrative expenses related to the operations of Fingerscan and
(iii) an increase in staffing and other related administrative expenses.

Net interest expense was $51,000 for the three month period ended September 30, 1996 compared to net interest income of $40,000 for the same period in the prior fiscal year. The difference was due to increased borrowing under the Company's lines of credit and lower cash balances for temporary investment during the three month period ended September 30, 1996 compared to the same period in the prior fiscal year.

Other expense was $9,000 for the three month period ended September 30, 1996 compared to $10,000 for the same period in the prior fiscal year.

During the three month period ended September 30, 1996, the weighted average interest rate paid by the Company on its line of credit (the "Identix Line of Credit") was 8.75%. The weighted average interest rate paid by ANADAC on its bank line of credit (the "ANADAC Line of Credit") during the three month period ended September 30, 1996 was 8.25%.

The provision for income taxes consists primarily of federal alternative minimum tax and state taxes. The rate is substantially below the federal statutory rate due to the utilization of federal net operating loss carryforwards for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the three months ended September 30, 1996 primarily from its existing working capital at June 30, 1996 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of September 30, 1996, the Company's principal sources of liquidity consisted of $14.6 million of working capital including $205,000 in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

At September 30, 1996, the Identix Line of Credit which expired on October 4, 1996, allowed for borrowing up to $3.0 million and bore interest at the bank's prime rate of interest (8.25% at September 30, 1996) plus 0.5% per annum. Under this line of credit, the Company could borrow up to 80% of eligible accounts receivable. At September 30, 1996, $1,700,000 was outstanding and $401,000 was available under the Identix Line of Credit. On October 4, 1996, the Company entered into a new line of credit agreement (the "New Identix Line of Credit") with the same bank which expires October 3, 1997. The New Identix Line of Credit allows for borrowings up to $5.0 million against qualified accounts receivable and bears interest at the bank's prime rate of interest. The New Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $4,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest. The line of credit expired on October 31, 1996. At September 30, 1996, $2,453,000 was outstanding and $1,534,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants. ANADAC has negotiated a new line of credit with the same bank with substantially the same terms described above. This line of credit expires on October 31, 1997.

Net cash used for operating activities during the three months ended September 30, 1996 was $2,360,000, due primarily to finance increases in accounts receivable of $3,058,000 and decreases in accounts payable of $569,000. These uses of cash for operating activities were offset, in part, by a decrease in inventories of $792,000. The increase in accounts receivable was due primarily to (i) the Company extending payment terms on a contract with a prime contractor similar to those that the prime contractor has with its customer, and (ii) delays in payment on accounts receivable from certain government agencies. The decrease in inventories was due primarily to sales of certain inventory during the three month period ended September 30, 1996 that was purchased and/or produced prior to June 30, 1996 for sales that were expected to occur prior to June 30, 1996.

Net cash used in investing activities during the three months ended September 30, 1996 was $874,000 comprised of purchases of property and equipment and additions to intangibles and other assets of $629,000 and $245,000, respectively.

Net cash provided by financing activities during the three months ended September 30, 1996 was $2,434,000 related primarily to net borrowings against the Company's lines of credit.

Identix did not have any material capital expenditure commitments as of September 30, 1996.

The Company believes that cash flow from operations, together with existing working capital and two bank lines of credit maintained by the Company, will be adequate for the Company's cash requirements for fiscal 1997. However, the Company may need to obtain additional financing prior to June 30, 1997. There can be no assurance that the Company would be able to obtain such financing or that the terms of such financing would be favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS, EVENTS OR PERFORMANCE

The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Report on Form 10-Q for the three months ended September 30, 1996, or in other reports, press releases or other statements issued from time to time.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

FLUCTUATIONS IN QUARTERLY RESULTS; HISTORY OF LOSSES

The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers, which in most cases are government agencies or resellers who sell the Company's products to government agencies. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and T&M contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or write-downs of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Common Stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

At September 30, 1996, the Company had an accumulated deficit of approximately $30.4 million. The Company experienced net losses in each year since inception, including a net loss of approximately $3.4 million for the fiscal year ended June 30, 1996 which included a $4.7 million write-off of in-process research and development acquired when the Company purchased Fingerscan on March 26, 1996. There can be no assurance that the Company will be able to achieve profitability in any future periods.

CURRENTLY PENDING LITIGATION

The Company is currently a defendant in a securities class action lawsuit and in a patent infringement lawsuit (see Note 4 of Notes to Consolidated Financial Statements). The Company is defending these matters vigorously. However, there can be no assurance that the Company will be successful in defending such actions. Adverse results from such litigation would have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company is successful in its defense of both of these actions, the costs of such defense have been, and may continue to be, substantial and the lawsuits have diverted the attention of the Company's management and technical personnel.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are currently developing other methods of biometric identification such as hand geometry, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. Some of these products have been brought to market. The Company believes that to remain competitive in the future it will need to invest increasing financial resources in research and development. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs, passwords and similar traditional verification methods.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

The Company's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards (including FBI accreditation standards), respond to evolving customer requirements and achieve market acceptance. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or a decline in revenue. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, because a number of the Company's biometric imaging products and Bio-ID products are incorporated into systems marketed by other companies, or are co-marketed together with other products or services sold by other companies, the failure to introduce products in a timely manner may cause such companies to seek alternative suppliers or marketing partners. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, new product introductions may contribute to fluctuations in quarterly operating results or result in the early obsolescence of the Company's products, because customers may forego ordering the Company's existing products. If the Company's new products have reliability or quality problems, the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense.

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

During the fiscal year ended June 30, 1996 and the three month period ended September 30, 1996, the Company's services business derived approximately 75% and 76%, respectively, of its revenue from contracts relating to the DOD and other U.S. Government agencies. Because of downsizing in certain government programs, the Company has been expanding its services business to other targeted government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any decline in revenue from government programs that have been downsizing. There can be no assurance that the Company's services business will not be adversely affected by further downsizing in the government agencies to which the Company currently provides services.

During the fiscal year ended June 30, 1996 and the three month period ended September 30, 1996, the Company derived approximately 41% and 34%, respectively, of services revenues from T&M and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. If such revenues are audited, there can be no assurance that no adjustments would be made and that such adjustments would not have a material adverse effect on the Company's business, financial condition and results of operations.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

DEPENDENCE ON COLLABORATIVE PARTNERS FOR PRODUCT DISTRIBUTION

The Company's strategy for the distribution of certain of its products requires entering into various arrangements with corporate collaborators. These agreements often are of short duration, terminable with little or no notice, and subject to periodic amendment. Although the Company believes that its collaborative partners and the systems integrators with which it works have an economic motivation to promote or use the Company's products, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such parties will actively promote the Company's products or pursue installations which use the Company's equipment, that any distribution or other arrangements with the Company will not be terminated or renegotiated or that the Company will derive any revenues from such arrangements. The Company intends to continue to seek collaborative arrangements to commercialize certain of its products. There can be no assurance that the Company will be able to negotiate acceptable collaborative arrangements in the future or that current or future collaborative arrangements will be successful.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

Approximately 20% and 13% of the Company's net product revenues were for foreign installations for the three month period ended September 30, 1996 and the fiscal year ended June 30, 1996, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S.
Dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

RISK OF PRODUCT DEFECTS AND FAILURE TO MEET PERFORMANCE CRITERIA

Complex products such as those offered by the Company may contain undetected or unresolved defects or may fail initially to meet customers' performance criteria when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects or performance flaws will not be found in new products or new versions of products following commercial release or that performance failures will not result, causing loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. In addition, the failure of products to meet performance criteria could result in delays in recognition of revenue and higher operating expenses during the period required to correct such defects. There is a risk, that for unforeseen reasons, the Company may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail to work or meet strict performance criteria. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does carry product liability insurance, but there can be no assurance that existing coverage is adequate for current operations or will be adequate for future operations. The Company's business could be adversely affected by the assertion of product liability claims.

PROTECTION OF PROPRIETARY TECHNOLOGY

The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of such technology. The Company holds United States and foreign patents covering certain of its products and technologies and has other patent applications pending. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged,

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. For example, the Company is engaged in litigation with Digital Biometrics Incorporated ("DBI") regarding an alleged infringement by the Company of a DBI patent (see Note 4 of Notes to Consolidated Financial Statements). If the outcome of any such litigation is adverse to the Company, its business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on the scope or validity of the Company's patents. The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

VOLATILITY OF STOCK PRICE

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many technology companies, has been, and may continue to be, highly volatile. Variations in quarterly operating results, the timing and volume of procurements for the Company's products and services, announcements of technological innovations or new products or services by the Company or by the Company's competitors, announcements regarding product pricing by the Company or its competitors, failure of the Company to meet earnings or revenue projections of market analysts, the commencement of litigation, the developments in or outcome of any litigation, developments in patent or other proprietary rights, and economic and other external factors, among other factors, may have a material adverse effect on the market price of the Company's common stock.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

SHARE HOLDINGS OF ASCOM HOLDING

As of September 30, 1996, Ascom USA Inc. ("Ascom"), beneficially owned approximately 22% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom has deposited all of its 5,418,224 shares of the Company's common stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IDENTIX INCORPORATED

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

               The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company and its officers deny the allegations and will vigorously defend against this action.

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


      Item 6.     Exhibits and Reports on Form 8-K.

                  (a)     Exhibits

                          Exhibit
                          Number       Description

                           10.22 The Fourth Amendment to Lease Agreement Dated June 15, 1988 for the Company's corporate offices and manufacturing facility

                           10.23 Security and Loan Agreement between the Company and Imperial Bank dated October 4, 1996

                           11.1     Statement of Computation of Earnings Per
                                    Share

                           27.1     Financial Data Schedule

                  (b) On August 27, 1996, the Company filed a report on Form 8-K related to a press release issued on August 26, 1996. The press release stated that the Company has made changes in the application of its revenue recognition policy for certain Law Enforcement contracts and has restated its revenues and earnings for its fiscal quarters ended December 31, 1995, March 31, 1996 and June 30, 1996.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDENTIX INCORPORATED
                                     November 14, 1996




                                     BY:  /s/James P. Scullion
                                        ----------------------------
                                          James P. Scullion
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

        Exhibit
         Number                    Description

         10.22          The Fourth Amendment to Lease Agreement
                        Dated June 15, 1988 for the Company's
                        corporate offices and manufacturing facility

         10.23          Security and Loan Agreement between the
                        Company and Imperial Bank dated October 4,
                        1996

         11.1           Statement of Computation of Earnings Per
                        Share

         27.1           Financial Data Schedule