Form 10-Q
period 1996-12-31
IDENTIX INC
filed 1997-02-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)
  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----   Exchange Act of 1934.


For the quarterly period ended December 31, 1996 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

              California                                  94-2842496
              ----------                                  ----------
     (State or other jurisdiction              (IRS Employer Identification No.)
    of incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California              94086
---------------------------------------------              -----
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (408) 731-2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES X   NO
                                            --- ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        24,372,103 shares of Common Stock
                             as of January 31, 1997

                              IDENTIX INCORPORATED

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I FINANCIAL INFORMATION

       Item 1     Financial Statements

                  Consolidated Balance Sheets - December 31, 1996 and June 30, 1996................1

                  Consolidated Statements of Operations - three months ended
                    December 31, 1996 and 1995; and six months ended
                    December 31, 1996 and 1995.....................................................2

                  Consolidated Statements of Cash Flows - six months ended
                    December 31, 1996 and 1995.....................................................3

                  Notes to Consolidated Financial Statements.......................................4

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations............................................6


PART II           OTHER INFORMATION...............................................................19

       Item 1     Legal Proceedings

       Item 4     Submission of Matters to a Vote of Security Holders

       Item 6     Exhibits and Reports on Form 8-K

       Signatures ................................................................................21

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS



                                                                        DECEMBER 31,         JUNE 30,
                                                                           1996                1996
                                                                       ------------        ------------
                                                                        (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents                                        $  1,338,000        $    981,000
      Restricted cash                                                     1,715,000                 -
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $572,000 and $488,000                       16,219,000          16,331,000
      Inventories                                                         5,246,000           4,464,000
      Prepaid expenses and other assets                                     602,000             266,000
                                                                       ------------        ------------
         Total current assets                                            25,120,000          22,042,000

    Property and equipment, net                                           2,653,000           2,218,000
    Intangibles and other assets                                          2,922,000           2,847,000
                                                                       ------------        ------------
                                                                       $ 30,695,000        $ 27,107,000
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks                                           $  3,570,000        $  1,846,000
      Accounts payable                                                    4,268,000           3,309,000
      Accrued compensation                                                1,228,000           1,185,000
      Other accrued liabilities                                             776,000             426,000
      Current portion of long-term debt                                     106,000             106,000
      Deferred revenue                                                      435,000             256,000
                                                                       ------------        ------------
         Total current liabilities                                       10,383,000           7,128,000

    Deferred revenue                                                        323,000             293,000
    Long-term debt                                                           74,000             127,000
    Other liabilities                                                        89,000              87,000
                                                                       ------------        ------------
         Total liabilities                                               10,869,000           7,635,000
                                                                       ------------        ------------

    Commitments and contingencies (Note 4)

    Shareholders' equity:
      Common stock, no par; 50,000,000 shares authorized;
         24,371,170 and 24,320,464 shares issued and outstanding         50,164,000          50,024,000
      Accumulated deficit                                               (30,332,000)        (30,534,000)
      Cumulative translation adjustment                                      (6,000)            (18,000)
                                                                       ------------        ------------
         Total shareholders' equity                                      19,826,000          19,472,000
                                                                       ------------        ------------
                                                                       $ 30,695,000        $ 27,107,000
                                                                       ============        ============




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          DECEMBER 31,                              DECEMBER 31,
                                                --------------------------------        --------------------------------
                                                   1996                 1995                1996                1995
                                                ------------        ------------        ------------        ------------
Revenues:
    Net product revenues                        $  6,286,000        $  2,155,000        $ 12,662,000        $  5,320,000
    Services revenues                              5,291,000           5,200,000          10,991,000           9,627,000
                                                ------------        ------------        ------------        ------------
      Total revenues                              11,577,000           7,355,000          23,653,000          14,947,000
                                                ------------        ------------        ------------        ------------
Costs and expenses:
    Cost of product revenues                       3,172,000           1,149,000           6,544,000           2,838,000
    Cost of services revenues                      3,861,000           4,256,000           8,511,000           7,938,000
    Research, development and engineering            576,000             353,000           1,028,000             689,000
    Marketing and selling                          1,962,000           1,046,000           3,587,000           1,929,000
    General and administrative                     1,905,000           1,021,000           3,642,000           1,926,000
                                                ------------        ------------        ------------        ------------
       Total costs and expenses                   11,476,000           7,825,000          23,312,000          15,320,000
                                                ------------        ------------        ------------        ------------
Income (loss) from operations                        101,000            (470,000)            341,000            (373,000)
Interest income (expense), net                       (63,000)             20,000            (114,000)             60,000
Other income (expense), net                            8,000              (7,000)             (1,000)            (17,000)
                                                ------------        ------------        ------------        ------------
Income (loss) before income taxes                     46,000            (457,000)            226,000            (330,000)
Provision for income taxes                            (4,000)                -               (24,000)                -
                                                ------------        ------------        ------------        ------------
Net income (loss)                               $     42,000        $   (457,000)       $    202,000        $   (330,000)
                                                ============        ============        ============        ============

Net income (loss) per common and
  common equivalent share                       $       0.00        $      (0.02)       $       0.01        $      (0.01)
                                                ============        ============        ============        ============

Weighted average common
  and common equivalent shares                    25,032,000          23,352,000          25,077,000          23,084,000
                                                ============        ============        ============        ============




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR  THE SIX MONTH PERIOD
                                                                     ENDED DECEMBER 31,
                                                                   1996               1995
                                                              ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                          $    202,000        $   (330,000)
Adjustments to reconcile net income (loss) to net
   cash provided (used) for operating activities:
   Depreciation and amortization                                   939,000             701,000
   Amortization of deferred revenue                               (341,000)           (169,000)
   Changes in assets and liabilities:
      Accounts receivable                                          112,000          (1,315,000)
      Inventories                                                 (782,000)         (1,823,000)
      Prepaid expenses and other assets                           (336,000)            234,000
      Accounts payable                                             959,000           1,046,000
      Accrued compensation                                          43,000             (31,000)
      Other accrued liabilities                                    350,000              34,000
      Deferred revenue                                             550,000             171,000
                                                              ------------        ------------

  Net cash provided (used) for operating activities              1,696,000          (1,482,000)
                                                              ------------        ------------

Cash flows used for investing activities:
   Capital expenditures                                           (964,000)           (983,000)
   Additions to intangibles and other assets                      (485,000)           (395,000)
   Cash received from combination                                      -                24,000
                                                              ------------        ------------

Net cash used for investing activities                          (1,449,000)         (1,354,000)
                                                              ------------        ------------

Cash flows from financing activities:
   Borrowings under bank lines of credit                        11,026,000           7,212,000
   Payments under bank lines of credit                          (9,302,000)         (6,556,000)
   Borrowings under long-term note                                     -               318,000
   Principal payments on long-term note                            (53,000)            (32,000)
   Proceeds from sale of common stock and warrants, net            140,000           4,549,000
   Other, net                                                        2,000              (3,000)
                                                              ------------        ------------

Net cash provided by financing activities                        1,813,000           5,488,000
                                                              ------------        ------------

Effects of exchange rate changes on cash
  and cash equivalents                                              12,000                 -
                                                              ------------        ------------

Net increase in cash and cash equivalents                        2,072,000           2,652,000

Cash and cash equivalents at beginning of period                   981,000           3,842,000
                                                              ------------        ------------

Cash and cash equivalents and restricted cash
  at end of period                                            $  3,053,000        $  6,494,000
                                                              ============        ============



       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Form 10-K. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1997.

     The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC") and Fingerscan Pty Limited ("Fingerscan") which was acquired on March 26, 1996. The Company accounted for the acquisition of Fingerscan as a purchase. In addition, the Company acquired Innovative Archival Solutions, Inc. ("IAS") on June 30, 1996. On October 1, 1996, IAS was merged into Identix. The Company accounted for the acquisition of IAS as a pooling of interests. Accordingly, the consolidated statement of operations for the three month and six month periods ended December 31, 1995 and the consolidated statement of cash flows for the six month period ended December 31, 1995 have been restated to include the accounts and operations of IAS. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   RESTRICTED CASH

     On December 31, 1996, the Company had $1,715,000 held in an escrow account by a bank. The bank, as requested by the Company, is acting as an escrow agent to ensure payments from certain sales are distributed among multiple parties, including the Company, in a timely manner. On January 6, 1997, the $1,715,000 held in the escrow account was released to the Company.

3.   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:

                                    DECEMBER 31,      JUNE 30,
                                       1996             1996
                                    ----------       ----------

Purchased parts and materials       $2,001,000       $2,869,000
Work-in-process                      1,912,000          429,000
Finished goods                       1,333,000        1,166,000
                                    ----------       ----------
                                    $5,246,000       $4,464,000
                                    ==========       ==========

4.   CONTINGENT LIABILITIES

     The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimate of the legal expenses to seek dismissal of the lawsuit. The Company and its officers deny the allegations and will defend itself vigorously against this action.

     On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal and the matter is now pending before the Federal Circuit Court of Appeals.

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Identix Incorporated ("Identix" or "the Company") designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II*, TouchSafe II*, TouchLock II*, TouchClock II*, TouchBlock*. The Company's principal biometric imaging products are TouchPrint 600*, TouchView II*, I3Workstation* and DocuColor*. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration, and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

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

On June 30, 1996, the Company acquired Innovative Archival Solutions, Inc. ("IAS"), a privately-held company which provides fingerprinting services using the Company's biometric imaging products. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For the periods prior to fiscal 1996, the effects of the combination with IAS were not significant, and the Company has not restated those years to include the accounts and operations of IAS. On October 1, 1996, IAS was merged into Identix. The business of IAS is now being conducted as the Company's Identification Services Division.

The statements in this report that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Risk Factors" below. Readers are cautioned not to place undo reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues

Revenues for the three month and six month periods ended December 31, 1996 were $11,577,000 and $23,653,000, respectively, compared to $7,355,000 and
$14,947,000 for the same periods in the prior fiscal year. For the three month period ended December 31, 1996, the increase in revenues of 57% is primarily due to increases in the Company's net product revenues. For the six month period ended December 31, 1996, the increase in revenues of 58% was due to increases in both the Company's net product revenues and services revenues.





----------

(*) The Company's has adopted TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock(TM), TouchPrint 600(TM), TouchView II(TM), I3 Workstation(TM) and DocuColor(TM) as trademarks.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


The Company's net product revenues were $6,286,000 and $12,662,000 for the three and six month periods ended December 31, 1996, respectively, compared to $2,155,000 and $5,320,000 for the same periods in the prior fiscal year. For the three and six month periods ended December 31, 1996, the increase in net product revenues of 192% and 138%, respectively, was due to (i) the inclusion of Fingerscan revenues which revenues were generated primarily from the sale of the Company's Bio-ID products, (ii) increased shipments of the Company's TouchPrint products, and (iii) an increase in revenues generated by the Company's Identification Services Division. International sales accounted for $2,645,000 or 42% and $3,910,000 or 31% of the Company's net product revenues for the three and six month periods ended December 31, 1996, respectively, compared to $234,000 or 11% and $452,000 or 8% for the same periods in the prior fiscal year. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Fingerscan which are denominated in Australian dollars. To date, transactions conducted in currencies other than U.S. dollars have not presented significant exchange exposure. Accordingly, the Company has not entered into any hedging transactions. The Company monitors its foreign currency exchange exposure and may take action to reduce foreign exchange risk, if the Company deems it appropriate. During the three month period ended December 31, 1996, the Company had one non-U.S. government customer that accounted for 14% of total revenues, and during the six month period ended December 31, 1996, the Company had a different non-U.S. Government customer that accounted for 12% of total revenues. The Company had no non-U.S. government customers that accounted for more than 10% of total revenues for the three and six month periods ended December 31, 1995.

The Company's services revenues were $5,291,000 and $10,991,000 for the three and six month periods ended December 31, 1996, respectively, compared to $5,200,000 and $9,627,000 for the same periods in the prior fiscal year. The increase in services revenues of 2% and 14% for the three and six month periods ended December 31, 1996, respectively, was due to increased U.S. government and commercial contracts. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). Revenues directly from the DOD and from other U.S. government agencies for the three and six month periods ended December 31, 1996 accounted for 73% and 71%, respectively, of the Company's total services revenues compared to 70% and 68% of the Company's total services revenues for the same periods in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 51% and 48% of its services revenues for the three and six month periods ended December 31, 1996, respectively, compared to 44% for each of the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and six month periods ended December 31, 1996, the Company derived approximately 37% and 35%, respectively, of its services revenues from T&M and FFP contracts compared to 42% and 43% for the same periods in the prior fiscal year. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Gross Margin

Gross margin on net product revenues was 50% and 48% for the three and six month periods ended December 31, 1996, respectively, as compared to 47% for each of the same periods in the prior fiscal year. The increase in gross margin was primarily due to (i) the inclusion of higher gross margin product sales by Fingerscan and (ii) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels.

Gross margin on services revenues was 27% and 23% for the three and six month periods ended December 31, 1996, respectively, as compared to 18% for each of the same periods in the prior fiscal year. The increase in gross margin was primarily due to increased gross margins on revenues generated by ANADAC's information technology group. The Company anticipates that in future quarters, gross margin as a percentage of services revenue will approximate the percentage level obtained in the prior year periods.

Research, Development and Engineering

Research, development and engineering expenses were $576,000 and 1,028,000 or 9% and 8% of net product revenues for the three and six month periods ended December 31, 1996, respectively, compared to $353,000 and 689,000 or 16% and 13% of net product revenues for the same periods in the prior fiscal year. In addition, for the three and six month periods ended December 31, 1996, research, development and engineering expenditures funded by customers were $61,000 and $186,000, respectively, compared to $45,000 and $74,000 for the same periods in the prior fiscal year. The increase in research, development and engineering expenses in absolute dollars is primarily due to the inclusion of research, development and engineering expenses incurred by Fingerscan to develop and maintain certain Bio-ID products and, in general, the addition of engineering staff and related expenses to further develop and enhance the Company's products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in the future fiscal 1997 quarters.

Marketing and Selling

Marketing and selling expenses were $1,962,000 and 3,587,000 or 17% and 15% of total revenues for the three and six month periods ended December 31, 1996, respectively, compared to $1,046,000 and 1,929,000 or 14% and 13% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to the inclusion of Fingerscan's marketing and selling expenses and increased staffing and expenses to
(i) promote the Company's products and services, (ii) expand its customer service organization and (iii) expand international sales and distribution.

General and Administrative

General and administrative expenses were $1,905,000 and $3,642,000 or 16% and 15% of total revenues for the three and six month periods ended December 31, 1996, respectively, compared to $1,021,000 and 1,926,000 or 14% and 13% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to (i) litigation expenses of $308,000 and $636,000 for the three and six month periods ended December 31, 1996, respectively, related to a patent infringement lawsuit filed by a competitor and a class action suit filed against the Company compared to $30,000 in each of the same periods in the prior fiscal year (see Note 4 of Notes To Consolidated Financial Statements), (ii) the additional administrative expenses related to the operations of Fingerscan and (iii) an increase in staffing and other related administrative expenses.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Net Interest Expense

Net interest expense was $63,000 and $114,000 for the three and six month periods ended December 31, 1996, respectively, compared to net interest income of $20,000 and $60,000 for the same periods in the prior fiscal year. The difference was due to increased borrowings under the Company's lines of credit and lower cash balances for temporary investments during the three and six month periods ended December 31, 1996 compared to the same periods in the prior fiscal year.

During the three and six month periods ended December 31, 1996, the weighted average interest rate paid by the Company on its line of credit (the "Identix Line of Credit") was 8.27% and 8.41%, respectively. The weighted average interest rate paid by ANADAC on its bank line of credit (the "ANADAC Line of Credit") during the three and six month periods ended December 31, 1996 was 8.25%.

Other Income and Expense

For the three month period ended December 31, 1996, other income was $8,000 compared to other expense of $7,000 for the same period in the prior fiscal year. For the six month period ended December 31, 1996 other expense was $1,000 compared to $17,000 for the same period in the prior fiscal year.

Provision for Income Taxes

The provision for income taxes consists primarily of federal alternative minimum tax and state taxes. The rate is substantially below the federal statutory rate due to the utilization of federal net operating loss carryforwards for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the six months ended December 31, 1996 primarily from its existing working capital at June 30, 1996 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of December 31, 1996, the Company's principal sources of liquidity consisted of $14.7 million of working capital including $1,338,000 in cash and cash equivalents, restricted cash of $1,715,000, the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $5,000,000 bank line of credit secured by all of the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at December 31, 1996). The line of credit expires on October 3, 1997. At December 31, 1996, $2,300,000 was outstanding and $1,609,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at December 31, 1996). The line of credit expires on October 31, 1997. At December 31, 1996, $1,125,000 was outstanding and $3,433,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Net cash provided by operating activities during the six months ended December 31, 1996 was $1,696,000 due primarily to increases in accounts payable of $959,000 and deferred revenue of $550,000 and adjustments for non-cash depreciation and amortization of $598,000. The increase in accounts payable is primarily due to financing the increase in inventories and timing of vendor payments and the increase in deferred revenue is primarily due to (i) an increase in the number of live-scan systems under maintenance contracts and (ii) an increase in advance payments for fingerprint services under contract. These sources of cash for operating activities were offset, in part, by increases in inventory of $782,000. The increase in inventories was due primarily to the stocking of certain inventory for the Company's Fingerscan subsidiary.

Net cash used in investing activities during the six months ended December 31, 1996 was $1,449,000 due primarily to purchases of property and equipment of $964,000 and additions to intangibles and other assets of $485,000 primarily related to capitalized software development costs.

Net cash provided by financing activities during the six months ended December 31, 1996 was $1,813,000 due primarily to increased net borrowings against the Company's lines of credit.

Identix did not have any material capital expenditure commitments as of December 31, 1996.

The Company believes that cash flow from operations together with existing working capital and two bank lines of credit maintained by the Company will be adequate for the Company's cash requirements for fiscal 1997. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISK FACTORS

The Company's future operation, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Report on Form 10-Q for the three and six month periods ended December 31, 1996, or in other reports, press releases or other statements issued from time to time.

FLUCTUATIONS IN QUARTERLY RESULTS; HISTORY OF LOSSES

The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers, which in most cases are government agencies or resellers who sell the Company's products to government agencies. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and T&M contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or write-downs of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

At December 31, 1996, the Company had an accumulated deficit of approximately $30.3 million. The Company experienced net losses in each year since inception, including a net loss of approximately $3.4 million for fiscal 1996 which included a $4.7 million write-off of in-process research and development acquired when the Company purchased Fingerscan on March 26, 1996. There can be no assurance that the Company will be able to achieve profitability in any future periods.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-ID products and biometric imaging products. These products represent new technologies which have not gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification which has only been used in very limited applications to date. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products, and publicity regarding these products. Public objections have been raised to the use of biometric imaging products for some applications on civil liberties grounds. The Company's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric fingerprinting products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that the Company's products will gain wide market acceptance. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's products fail to gain wide market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are currently developing or have brought to market other methods of biometric identification such as hand geometry, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully commercialized. The Company believes that to remain competitive in the future it will need to invest increasing financial resources in research and development. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

In its services business, the Company faces substantial competition from professional services providers of all sizes in the government professional services market. ANADAC is increasingly being required to bid on FFP and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its trained technical personnel or align with technology leaders, its ability to compete successfully will be materially and adversely affected.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

The Company's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards (including FBI accreditation standards), respond to evolving customer requirements and achieve market acceptance. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, because a number of the Company's biometric imaging products and Bio-ID products are incorporated into systems marketed by other companies, or are co-marketed together with other products or services sold by other companies, the failure to introduce products in a timely manner may cause such companies to seek alternative suppliers or marketing partners. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, new product introductions may contribute to fluctuations in quarterly operating results or result in the early obsolescence of the Company's products, because customers may forego ordering the Company's existing products. If the Company's new products have reliability or quality problems, the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense.

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

During the fiscal year ended June 30, 1996 and the six month period ended December 31, 1996, the Company's services business derived approximately 65% and 71%, respectively, of its revenue directly from contracts relating to the DOD and other U.S. Government agencies. Because of downsizing in certain government programs, the Company has been expanding its services to other targeted government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any decline in revenue from government programs that have been downsizing. There can be no assurance that the Company's services business will not be adversely affected by further downsizing in the government agencies to which the Company provides services.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

During fiscal year ended June 30, 1996 and the six month period ended December 31, 1996, the Company derived approximately 41% and 35%, respectively, of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. If such revenues are audited, there can be no assurance that no adjustments would be made and that such adjustments would not have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER PUBLIC AGENCY CONTRACT CONSIDERATIONS

A majority of the Company's revenues are derived from the sale of products and services to governmental agencies or OEMs who sell products to government agencies. Government agencies frequently require provisions in contracts that are not standard in private commercial transactions, such as bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty if funding for the contract is no longer available or is not obtained. As public agencies, the Company's customers and prospective customers are also subject to public agency contract requirements which vary from jurisdiction to jurisdiction. Future sales to public agencies will depend on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

Approximately 31% and 13% of the Company's net product revenues were for foreign installations in the six month period ended December 31, 1996 and the fiscal year ended June 30, 1996, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. Dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISKS ASSOCIATED WITH MANAGING EXPANSION OF OPERATIONS

The Company has experienced significant growth in recent years and believes that in order to be successful it must continue to seek rapid growth. In order to support growth, the Company will be required to expand, train and manage its employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require the Company to implement and improve operational, financial and management information procedures and controls. The Company competes with some of the major technology, consulting and software companies in seeking to attract qualified personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage any significant growth it experiences effectively and to hire or assimilate new personnel necessary to pursue its growth strategy. Any failure to adequately manage growth could materially and adversely affect the Company's business, financial condition and results of operations.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

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

SHARE HOLDINGS OF ASCOM HOLDING

As of December 31, 1996, Ascom USA Inc. ("Ascom"), beneficially owned approximately 22% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom has deposited all of its 5,418,224 shares of the Company's common stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IDENTIX INCORPORATED

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimate of the legal expenses to seek dismissal of the lawsuit. The Company and its officers deny the allegations and will defend itself vigorously against this action.

                  On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal and the matter is now pending before the Federal Circuit Court of Appeals.


      Item 4.     Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders was held on October 30, 1996

                  (b) All Board of Directors nominees referenced in Item 4(c) below were elected at the Annual Meeting of Shareholders on October 30, 1996.

                  (c) The matters voted upon and the results of the voting were as follows:

                           (1) The following seven persons were elected to the Board of Directors:

                               Name                   Votes For   Votes Withheld
                               ----                   ---------   --------------
                           Randall C. Fowler         22,440,004       150,519
                           Patrick H. Morton         22,337,809       252,714
                           Randall Hawks, Jr.        22,336,278       254,245
                           Fred U. Sutter            22,121,748       468,775
                           Larry J. Wells            22,439,948       150,575
                           Harrison N. Walther       22,336,747       253,776
                           Ed Zschau                 22,425,769       164,754

                           (2) Two amendments to the Identix Incorporated Equity
                               Incentive Plan (the "Incentive Plan) were approved. The approved amendments (i) increased the number of shares available for issuance under the Incentive Plan by 250,000 shares to a total of 1,250,000 and (ii) provided that nonemployee directors of the Company may participate under the Incentive Plan. The number of shares voted in favor of the amendments was 21,279,045, the number of shares voted against was 1,032,925, the number of shares that abstained was 227,253, and there were 51,300 broker non-votes.

                           (3) An amendment to the Company's Articles of
                               Incorporation to increase the number of
                               authorized shares of common stock from 30,000,000 to 50,000,000 was approved. The number of shares voted in favor of the amendment was 21,526,726, the number of shares voted against was 871,560, the number of shares that abstained was 132,402, and there were 59,835 broker non-votes.

                           (4) The appointment of Price Waterhouse LLP as
                               independent accountants of the Company for the fiscal year ending June 30, 1997 was ratified. The number of shares voted in favor of the appointment was 22,429,588, the number of shares voted against was 46,084, the number of shares that abstained was 114,851, and there were no broker non-votes.


      Item 6.     Exhibits and Reports on Form 8-K.

                           (a) Exhibits

                               Exhibit
                               Number    Description
                               ------    -----------
                               10.24     December 1996 Amendment to Loan and
                                         Security Agreement between Anadac, a
                                         wholly owned subsidiary of the Company,
                                         and Crestar Bank dated December 2, 1996

                               10.25     Amended and Restated Revolving Note
                                         Agreement between Anadac, a
                                         wholly owned subsidiary of the Company,
                                         and Crestar Bank dated December 2, 1996

                               11.1      Statement of Computation of Earnings
                                         Per Share

                               27.1      Financial Data Schedule

                           (b) No reports on Form 8-K were filed by the Company
                               during the three month period ended December 31, 1996.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       IDENTIX INCORPORATED
                                       February 14, 1997




                                       BY: /s/James P. Scullion
                                          ----------------------------------
                                          James P. Scullion
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

          Exhibit
          Number              Description
          ------              -----------
          10.24     December 1996 Amendment to Loan and
                    Security Agreement between Anadac, a
                    wholly owned subsidiary of the Company,
                    and Crestar Bank dated December 2, 1996

          10.25     Amended and Restated Revolving Note
                    Agreement between Anadac, a wholly
                    owned subsidiary of the Company, and
                    Crestar Bank dated December 2, 1996


          11.1      Statement of Computation of Earnings
                    Per Share

          27.1      Financial Data Schedule