Form 10-Q
period 1997-03-31
IDENTIX INC
filed 1997-05-15
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934.


For the quarterly period ended March 31, 1997 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
____   Exchange Act of 1934

For the transition period from                to
                               --------------    -----------------

Commission File Number:  1-9641
                         ------

                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)


         California                                      94-2842496
----------------------------------           -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation of  organization)

510 N. Pastoria Avenue, Sunnyvale, California               94086
------------------------------------------------     --------------------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (408) 731-2000
                                                   --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES X   NO
                                            ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        24,381,603 shares of Common Stock
                              as of April 30, 1997

                              IDENTIX INCORPORATED

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----

PART I FINANCIAL INFORMATION
       Item 1     Financial Statements
                  Consolidated Balance Sheets - March 31, 1997 and June 30, 1996..................  1

                  Consolidated Statements of Operations - three months ended
                    March 31, 1997 and 1996; and nine months ended
                    March 31, 1997 and 1996.......................................................  2

                  Consolidated Statements of Cash Flows - nine months ended
                    March 31, 1997 and 1996.......................................................  3

                  Notes to Consolidated Financial Statements......................................  5

       Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................  7


PART II           OTHER INFORMATION............................................................... 20


       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K

       Signatures ................................................................................ 21

                                                                       DRAFT # 2
                                                                5/8/97  11:22 AM


                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                                   MARCH 31,         JUNE 30,
                                                                                     1997              1996
                                                                                -----------------   ----------
                                                                                (UNAUDITED)

ASSETS
    Current assets:
      Cash and cash equivalents                                                $   1,394,000        $   981,000
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $623,000 and $488,000                                16,526,000         16,331,000
      Inventories                                                                  6,171,000          4,464,000
      Prepaid expenses and other assets                                              527,000            266,000
                                                                                ------------       ------------
         Total current assets                                                     24,618,000         22,042,000

    Property and equipment, net                                                    2,494,000          2,218,000
    Intangibles and other assets                                                   2,924,000          2,847,000
                                                                                ------------       ------------
                                                                                $ 30,036,000       $ 27,107,000
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks                                                    $  2,795,000       $  1,846,000
      Accounts payable                                                             4,253,000          3,309,000
      Accrued compensation                                                         1,162,000          1,185,000
      Other accrued liabilities                                                      895,000            426,000
      Current portion of long-term debt                                                    -            106,000
      Deferred revenue                                                               625,000            256,000
                                                                                 -----------        -----------
         Total current liabilities                                                 9,730,000          7,128,000

    Deferred revenue                                                                 217,000            293,000
    Long-term debt                                                                         -            127,000
    Other liabilities                                                                 89,000             87,000
                                                                                 -----------        -----------
         Total liabilities                                                        10,036,000          7,635,000
                                                                                 -----------        -----------

    Commitments and contingencies (Note 5)

    Shareholders' equity:
      Common stock, no par; 50,000,000 shares authorized;
         24,381,603 and 24,320,464 shares issued and outstanding                  50,201,000         50,024,000
      Accumulated deficit                                                        (30,187,000)       (30,534,000)
      Cumulative translation adjustment                                              (14,000)           (18,000)
                                                                                ------------       ------------
         Total shareholders' equity                                               20,000,000         19,472,000
                                                                                ------------       ------------
                                                                                $ 30,036,000       $ 27,107,000
                                                                                ============       ============





       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                            ------------------------------  ----------------------------
                                                 1997             1996          1997            1996
                                                 ----             ----          ----            ----

Revenues:
    Net product revenues                    $  5,690,000    $  2,343,000    $ 18,352,000    $  7,663,000
    Services revenues                          6,567,000       6,444,000      17,558,000      16,071,000
                                            ------------    ------------    ------------    ------------
      Total revenues                          12,257,000       8,787,000      35,910,000      23,734,000
                                            ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of product revenues                   2,657,000       1,206,000       9,201,000       4,044,000
    Cost of services revenues                  5,096,000       5,215,000      13,607,000      13,153,000
    Research, development and engineering        635,000         359,000       1,663,000       1,048,000
    Marketing and selling                      2,022,000       1,198,000       5,609,000       3,127,000
    General and administrative                 1,734,000       1,124,000       5,376,000       3,050,000
    Write-off of acquired in-process
      research and development                        --       4,723,000              --       4,723,000
                                            ------------    ------------    ------------    ------------

      Total costs and expenses                12,144,000      13,825,000      35,456,000      29,145,000
                                            ------------    ------------    ------------    ------------

Income (loss) from operations                    113,000      (5,038,000)        454,000      (5,411,000)
Interest income (expense), net                   (56,000)         15,000        (170,000)         75,000
Other income, net                                 94,000         202,000          93,000         185,000
                                            ------------    ------------    ------------    ------------
Income (loss) before income taxes                151,000      (4,821,000)        377,000      (5,151,000)
Provision for income taxes                        (6,000)             --         (30,000)             --
                                            ------------    ------------    ------------    ------------
Net income (loss)                           $    145,000    $ (4,821,000)   $    347,000    $ (5,151,000)
                                            ============    ============    ============    ============

Net income (loss) per common and
  common equivalent share                   $       0.01    $      (0.21)   $       0.01    $      (0.22)
                                            ============    ============    ============    ============

Weighted average common
  and common equivalent shares                25,214,000      23,513,000      25,123,000      23,227,000
                                            ============    ============    ============    ============












       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTH PERIOD
                                                                        ENDED MARCH 31,
                                                               ------------------------------
                                                                    1997            1996
                                                               --------------  -------------
Cash flows from operating activities:
   Net income (loss)                                           $    347,000    $ (5,151,000)
Adjustments to reconcile net income (loss) to net
   cash provided (used) for operating activities:
   Depreciation and amortization                                  1,436,000       1,079,000
   Amortization of deferred revenue                                (636,000)       (286,000)
   Write-off of acquired in-process research and development                      4,723,000
   Changes in assets and liabilities:
      Accounts receivable                                          (195,000)     (2,278,000)
      Inventories                                                (1,707,000)     (3,775,000)
      Prepaid expenses and other assets                            (261,000)        302,000
      Accounts payable                                              944,000       2,461,000
      Accrued compensation                                          (23,000)        (32,000)
      Other accrued liabilities                                     469,000        (207,000)
      Deferred revenue                                              929,000         234,000
                                                               ------------    ------------

Net cash provided (used) for operating activities                 1,303,000      (2,930,000)
                                                               ------------    ------------

Cash flows used for investing activities:
   Capital expenditures                                          (1,092,000)     (1,477,000)
   Additions to intangibles and other assets                       (697,000)       (506,000)
   Cash received in acquisitions                                         --         180,000
                                                               ------------    ------------

Net cash used for investing activities                           (1,789,000)     (1,803,000)
                                                               ------------    ------------

Cash flows from financing activities:
   Borrowings under bank lines of credit                         14,149,000      10,446,000
   Payments under bank lines of credit                          (13,200,000)    (10,460,000)
   Borrowings under long-term note                                       --         318,000
   Principal payments on long-term note                            (233,000)        (58,000)
   Proceeds from sale of common stock and warrants, net             177,000       4,905,000
   Other, net                                                         2,000          (3,000)
                                                               ------------    ------------

Net cash provided by financing activities                           895,000       5,148,000
                                                               ------------    ------------

Effects of exchange rate changes on cash
  and cash equivalents                                                4,000          (1,000)
                                                               ------------    ------------

Net increase in cash and cash equivalents                           413,000         414,000

Cash and cash equivalents at beginning of period                    981,000       3,842,000
                                                               ------------    ------------

Cash and cash equivalents at end of period                     $  1,394,000    $  4,256,000
                                                               ============    ============


See accompanying notes to these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED...

Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:

On March 26, 1996, the Company acquired Fingerscan Pty Ltd ("Fingerscan") pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase as follows:

Cash...........................................        $  156,000
Accounts receivable............................           152,000
Inventory......................................           234,000
Property and equipment, net....................            23,000
Intangibles and other assets...................           581,000
In-process research and development............         4,723,000
                                                       ----------
                                                       $5,869,000
                                                       ==========
Accounts payable and other accruals............        $  393,000
Accrued compensation...........................            17,000
Common stock...................................         5,459,000
                                                       ----------
                                                       $5,869,000
                                                       ==========

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC") and Fingerscan Pty Limited ("Fingerscan") which was acquired on March 26, 1996. The Company accounted for the acquisition of Fingerscan as a purchase. In addition, the Company acquired Innovative Archival Solutions, Inc. ("IAS") on June 30, 1996. On October 1, 1996, IAS was merged into Identix. The Company accounted for the acquisition of IAS as a pooling of interests. Accordingly, the consolidated statement of operations for the three month and nine month periods ended March 31, 1996 and the consolidated statement of cash flows for the nine month period ended March 31, 1996 have been restated to include the accounts and operations of IAS. All significant intercompany balances and transactions have been eliminated in consolidation.

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Form 10-K. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1997.

2.   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:

                                                         MARCH 31,              JUNE 30,
                                                           1997                   1996
                                                       -----------            -----------

     Purchased parts and materials                      $2,772,000             $2,869,000
     Work-in-process                                     2,009,000                429,000
     Finished goods                                      1,390,000              1,166,000
                                                       -----------            -----------
                                                        $6,171,000             $4,464,000
                                                        ==========             ==========

3.   NET INCOME PER SHARE

     Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the period after considering the effect of common stock options and warrants under the treasury method. Common stock options and warrants have been excluded from the computation when their effect is anti-dilutive.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement is effective for the Company's fiscal year ending June 30, 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS
    128 would not have a material impact on the Company's earnings per share for three and nine month periods ended March 31, 1997.

5.   CONTINGENT LIABILITIES

     The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimate of the legal expenses to seek dismissal of the lawsuit. The Company and its officers deny the allegations and will vigorously defend this action.

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

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Identix Incorporated ("Identix" or "the Company") designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II*, TouchSafe II*, TouchLock II*, TouchClock II*, and TouchBlock*. The Company's principal biometric imaging products are TouchPrint 600*, TouchView II*, I(3)Workstation* and DocuColor*. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration, and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three month and nine month periods ended March 31, 1997 were $12,257,000 and $35,910,000, respectively, compared to $8,787,000 and
$23,734,000 for the same periods in the prior fiscal year. For the three month period ended March 31, 1997, the increase in revenues of 39% was primarily due to increases in the Company's net product revenues. For the nine month period ended March 31, 1997, the increase in revenues of 51% was primarily due to increases in both the Company's net product revenues and services revenues.




-----------------------------
(*) The Company's has adopted TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock(TM), TouchPrint 600(TM), TouchView II(TM), I(3) Workstation(TM) and DocuColor(TM) as trademarks.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


The Company's net product revenues were $5,690,000 and $18,352,000 for the three and nine month periods ended March 31, 1997, respectively, compared to $2,343,000 and $7,663,000 for the same periods in the prior fiscal year. For the three and nine month periods ended March 31, 1997, the increase in net product revenues of 143% and 139%, respectively, was primarily due to (i) the inclusion of Fingerscan revenues, for the entire three and nine month periods, which revenues were generated primarily from the sale of the Company's Bio-ID products
(ii) increased shipments of the Company's TouchPrint products, and (iii) an increase in revenues generated by the Company's Identification Services Division. International sales accounted for $1,909,000 or 34% and $5,819,000 or 32% of the Company's net product revenues for the three and nine month periods, respectively, compared to $400,000 or 17% and $852,000 or 11% for the same periods in the prior fiscal year. The increase was primarily due to the increase of Bio-ID product sales. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Fingerscan which are denominated in Australian dollars. To date, transactions conducted in currencies other than U.S. dollars have not presented significant exchange exposure. Accordingly, the Company has not entered into any hedging transactions. The Company monitors its foreign currency exchange exposure and may take action to reduce foreign exchange risk, if the Company deems it appropriate.

The Company's services revenues were $6,567,000 and $17,558,000 for the three and nine month periods ended March 31, 1997, respectively, compared to $6,444,000 and $16,071,000 for the same periods in the prior fiscal year. The increase in services revenues of 2% and 9% for the three and nine month periods ended March 31, 1997, respectively, was due primarily to increased U.S. Government contracts (with both the Department of Defense and other U.S. Government agencies). The majority of the Company's services revenues are generated directly from contracts with the U.S. Government, principally the Department of Defense ("DOD"). Revenues directly from the DOD and from other U.S. Government agencies for the three and nine month periods ended March 31, 1997 accounted for 75% and 72%, respectively, of the Company's total services revenues compared to 60% and 64% of the Company's total services revenues for the same periods in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 39% and 45% of its services revenues for the three and nine month periods ended March 31, 1997, respectively, compared to 40% and 44% for each of the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and nine month periods ended March 31, 1997, the Company derived approximately 49% and 41%, respectively, of its services revenues from T&M and FFP contracts compared to 47% and 44% for the same periods in the prior fiscal year. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Gross Margin

Gross margin on net product revenues was 53% and 50% for the three and nine month periods ended March 31, 1997, respectively, as compared to 49% and 47% for the same periods in the prior fiscal year. The increase in gross margin was primarily due to (i) the favorable product mix of Bio-ID and bio-imaging product sales, (ii) cost reductions in certain components and (iii) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels.

Gross margin on services revenues was 22% and 23% for the three and nine month periods ended March 31, 1997, respectively, as compared to 19% and 18% for the same periods in the prior fiscal year. The increase in gross margin was primarily due to increased gross margins on revenues generated by ANADAC's information technology group.

Research, Development and Engineering

Research, development and engineering expenses were $635,000 and $1,663,000 or 11% and 9% of net product revenues for the three and nine month periods ended March 31, 1997, respectively, compared to $359,000 and $1,048,000 or 15% and 14% of net product revenues for the same periods in the prior fiscal year. In addition, for the three and nine month periods ended March 31, 1997, research, development and engineering expenditures funded by customers were $69,000 and $255,000, respectively, compared to $69,000 and $143,000 for the same periods in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the inclusion of research, development and engineering expenses incurred by Fingerscan to develop and maintain certain Bio-ID products and, in general, the addition of engineering staff and related expenses to further develop and enhance the Company's products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in future periods.

Marketing and Selling

Marketing and selling expenses were $2,022,000 and $5,609,000 or 16% of total revenues for each of the three and nine month periods ended March 31, 1997, respectively, compared to $1,198,000 and $3,127,000 or 14% and 13% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to the inclusion of Fingerscan's marketing and selling expenses and increased staffing and expenses to (i) promote the Company's products and services, (ii) expand its customer service organization and (iii) expand international sales and distribution.

General and Administrative

General and administrative expenses were $1,734,000 and $5,376,000 or 14% and 15% of total revenues for the three and nine month periods ended March 31, 1997, respectively, compared to $1,124,000 and $3,050,000 or 13% of total revenues for each of the same periods in the prior fiscal year. The increase in general and administrative expenses was primarily due to (i) litigation reserves and expenses of $71,000 and $707,000 for the three and nine month periods ended March 31, 1997, respectively, related to a patent infringement lawsuit filed by a competitor and a class action suit filed against the Company compared to $70,000 and $100,000 in the same periods in the prior fiscal year (see Note 5 of Notes To Consolidated Financial Statements), (ii) the additional administrative expenses related to the operations of Fingerscan and (iii) an increase in staffing and other related administrative expenses.

Write-off of Acquired In-Process Research and Development

On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets biometric identity and verification products. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development which was written-off in the quarter ended March 31, 1996.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Net Interest Expense

Net interest expense was $56,000 and $170,000 for the three and nine month periods ended March 31, 1997, respectively, compared to net interest income of $15,000 and $75,000 for the same periods in the prior fiscal year. The difference was due to increased borrowings under the Company's lines of credit and lower cash balances for temporary investments during the three and nine month periods ended March 31, 1997 compared to the same periods in the prior fiscal year.

During the three and nine month periods ended March 31, 1997, the weighted average interest rate paid by the Company on its line of credit (the "Identix Line of Credit") was 8.26% and 8.37%, respectively. The weighted average interest rate paid by ANADAC on its bank line of credit (the "ANADAC Line of Credit") during the three and nine month periods ended March 31, 1997 was 8.29% and 8.27% , respectively.

Other Income

For the three and nine month periods ended March 31, 1997, other income was $94,000 and $93,000, respectively, compared to other income of $202,000 and $185,000 for the same period in the prior fiscal year. The decrease in other income is primarily due to the completion of a licensing arrangement in March 1996 related to one of the Company's trademarks.

Provision for Income Taxes

The provision for income taxes consists primarily of federal alternative minimum tax and state taxes. The rate is substantially below the federal statutory rate due to the utilization of federal net operating loss carryforwards for which no benefit has previously been taken.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the nine months ended March 31, 1997 primarily from its existing working capital at June 30, 1996 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of March 31, 1997, the Company's principal sources of liquidity consisted of $14.9 million of working capital including $1,394,000 in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $5,000,000 bank line of credit secured by all of the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at March 31, 1997). The Identix Line of Credit expires on October 3, 1997. At March 31, 1997, $900,000 was outstanding and $3,233,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at March 31, 1997). The line of credit expires on October 31, 1997. At March 31, 1997, $1,895,000 was outstanding and $1,548,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Net cash provided by operating activities during the nine months ended March 31, 1997 was $1,303,000 due primarily to increases in deferred revenue of $929,000 and accounts payable of $944,000 and adjustments for non-cash depreciation and amortization of $800,000. The increase in accounts payable was primarily due to financing the increase in inventories and the timing of vendor payments and the increase in deferred revenue is primarily due to (i) an increase in the number of live-scan systems under maintenance contracts and (ii) an increase in advance payments for fingerprint services under contract. These sources of cash for operating activities were offset, in part, by increases in inventory of $1,707,000. The increase in inventories was due primarily to the stocking of certain inventory for the Company's Bio-ID and bio-imaging product lines.

Net cash used in investing activities during the nine months ended March 31, 1997 was $1,789,000 due primarily to purchases of property and equipment of $1,092,000 and additions to intangibles and other assets of $697,000 primarily related to capitalized software development costs.

Net cash provided by financing activities during the nine months ended March 31, 1997 was $895,000 due primarily to increased net borrowings against the Company's lines of credit.

Identix did not have any material capital expenditure commitments as of March 31, 1997.

The Company believes that cash flow from operations together with existing working capital and two bank lines of credit maintained by the Company will be adequate for the Company's cash requirements through December 1997. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISK FACTORS

The Company's future operation, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Report on Form 10-Q for the three and nine month periods ended March 31, 1997, or in other reports, press releases or other statements issued from time to time.

FLUCTUATIONS IN QUARTERLY RESULTS; HISTORY OF LOSSES

The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers, which in most cases are government agencies or resellers who sell the Company's products to government agencies. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and T&M contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or write-downs of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

At March 31, 1997, the Company had an accumulated deficit of approximately $30.2 million. The Company experienced net losses in each year since inception, including a net loss of approximately $3.4 million for fiscal 1996 which included a $4.7 million write-off of in-process research and development acquired when the Company purchased Fingerscan on March 26, 1996. There can be no assurance that the Company will be able to achieve profitability in any future periods.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-ID products and biometric imaging products. These products represent new technologies which have not gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification which has only been used in limited applications to date. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products, and publicity regarding these products. Public objections have been raised to the use of biometric imaging products for some applications on civil liberties grounds. The Company's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric fingerprinting products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that the Company's products will gain wide market acceptance. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's products fail to gain wide market acceptance, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies have developed and are currently developing or have brought to market other methods of biometric identification such as hand geometry, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. The Company believes that to remain competitive in the future it will need to invest increasing financial resources in research and development. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

Because of downsizing in certain government programs, the Company has been expanding its marketing efforts to other targeted government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any decline in revenue from government programs that have been downsizing. There can be no assurance that the Company's services business will not be adversely affected by further downsizing in the government agencies to which the Company provides services.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

During both the fiscal year ended June 30, 1996 and the nine month period ended March 31, 1997, the Company derived approximately 41% of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. If such revenues are audited, there can be no assurance that no adjustments would be made and that such adjustments would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

Approximately 32% and 13% of the Company's net product revenues were for foreign installations in the nine month period ended March 31, 1997 and the fiscal year ended June 30, 1996, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. Dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

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

Orders for the Company's biometric imaging products are often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures by government agencies. The Company's total revenues depend in significant part upon the decision of a government agency to adopt and integrate the Company's systems, which often involves a significant capital commitment as well as significant future support costs. Similar delays may also be experienced from government agencies procuring the Company's services. The Company often has a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products or services. Any significant failure by the Company to receive an order after expending significant funds and effort could have a material adverse effect on its business, financial condition and results of operations. It may be difficult to accurately predict the sales cycle of any large order. In the event one or more large orders fails to be shipped as forecasted for a fiscal quarter, the Company's total revenues and operating results for such quarter could be materially and adversely affected. In addition, even if the Company receives such an order, the order may be contingent upon availability of matching funds from state or federal entities or may be canceled or receipt of revenues may be substantially delayed due to political and budgetary processes.

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

Historically, the volume of the Company's production requirements for the law enforcement and public sectors has not placed significant capacity constraints on the Company's manufacturing and assembling products. However, as the Company begins to market its capabilities for potentially larger volume commercial applications such as information security and time-and-attendance, the Company may be required to fulfill larger orders in a short period of time and to implement measures to decrease product costs. There can be no assurance that the Company will be able to scale-up its manufacturing and assembling capacities to fulfill such orders and to decrease manufacturing costs. Any failure by the Company to implement higher volume manufacturing or reduce product costs for commercial applications could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired Fingerscan in March 1996 and IAS in June 1996. These and other acquisitions by the Company, if any, will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of stock. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

SHARE HOLDINGS OF ASCOM HOLDING

As of March 31, 1997, Ascom USA Inc. ("Ascom"), beneficially owned approximately 21% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,177,824 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IDENTIX INCORPORATED

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers make false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimate of the legal expenses to seek dismissal of the lawsuit. The Company and its officers deny the allegations and will vigorously defend this action.

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


      Item 6.     Exhibits and Reports on Form 8-K.

                           (a) Exhibits

                               Exhibit
                               Number                Description
                               ------                -----------

                               11.1                  Statement of Computation of Earnings Per Share

                               27.1                  Financial Data Schedule

                           (b) No reports on Form 8-K were filed by the Company
                               during the three month period ended March 31, 1997.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IDENTIX INCORPORATED
                                  May 14, 1997




                                  BY:       /s/James P. Scullion
                                      ------------------------------------------
                                           James P. Scullion
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary

                                 EXHIBIT INDEX

             EXHIBIT
               NO.                      DESCRIPTION
            ---------                   -----------

               11.1                Statement of Computation of Earnings per
                                   Share

               27                  Financial Data Schedule