Form 10-K
period 1997-06-30
IDENTIX INC
filed 1997-09-25
CIK 735780

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                       --------------- TO ---------------

                         COMMISSION FILE NUMBER: 1-9641

                              IDENTIX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      CALIFORNIA                                                     94-2842496
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)           (IRS EMPLOYER IDENTIFICATION NO.)
510 NORTH PASTORIA AVENUE, SUNNYVALE, CALIFORNIA                                       94086
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                        (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                               (408) 731-2000

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON STOCK, NO PAR VALUE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

      NAME OF EACH EXCHANGE ON WHICH REGISTERED:             AMERICAN STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     The aggregate market value of the voting stock held by non-affiliates of the registrant on August 29, 1997, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $188,463,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's common stock on August 29, 1997 was 24,986,861.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement expected to be filed with the Securities and Exchange Commission on or about September 24, 1997 and to be used in connection with the Annual Meeting of Shareholders expected to be held October 30, 1997 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Item 1.     BUSINESS....................................................................    1
Item 2.     PROPERTIES..................................................................   20
Item 3.     LEGAL PROCEEDINGS...........................................................   20
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........................   20
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   21
Item 6.     SELECTED FINANCIAL DATA.....................................................   21
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..................................................................   22
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   28
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE..................................................................   48
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................   48
Item 11.    EXECUTIVE COMPENSATION......................................................   48
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............   48
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   48
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............   49

                                     PART I

ITEM 1. BUSINESS

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under "Risk Factors" and the other risks described in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing products for the capture or comparison of fingerprints for security, anti-fraud, law enforcement and other applications. Identix's products are classified into two groups: (i) biometric identity verification ("Bio-ID") products that verify the identity of an individual through the unique biological characteristics of a fingerprint and
(ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. At the core of Identix's Bio-ID and biometric imaging products are proprietary fingerprint capture technologies developed through the application of Identix's expertise in optics and image processing. The Company's products also employ proprietary algorithms, application software and high resolution printing technology. Identix's technologies and know-how enable it to produce biometric solutions for a broad range of commercial and governmental applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. The Company's other subsidiaries and division include:
Fingerscan Pty Ltd. ("Fingerscan"), a manufacturer and integrator of Bio-ID products, Biometric Applications and Technology, Inc. ("BA&T"), acquired on July 23, 1997, a developer of biometric and "smart" card applications and solutions and Identification Services Division, a provider of fingerprinting services for employee and applicant screening to commercial and government entities.

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

BIO-ID

     The costs of fraud are estimated to be in the billions of dollars each year in the United States alone. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as serious. Accordingly, the ability to verify the identity of a specific individual is of critical importance for security and anti-fraud purposes. Numerous times each day a person is required to identify himself with something the individual has in his possession or with the knowledge of certain information, such as: automated teller machine ("ATM") cards and personal identification numbers ("PINs") to transact business at an ATM; passwords to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to make a commercial transaction online; credit cards to make a credit purchase; time card to begin work; and a driver's license to write a check or transact business at a bank.

---------
     The Company has adopted ONE DIGIT PIN(TM), TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock(TM), TouchPrint(TM), TouchPrint 600(TM), TouchView(TM), I(3)(TM), DocuColor(TM), Fingerscan(TM), Fingerlan I(TM), Fingerlan II(TM) and Fingerlan III(TM) as trademarks. The Fingerscan name and logo are registered in Australia.

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

BIOMETRIC IMAGING

     Fingerprinting has gained widespread acceptance and has become increasingly more useful for law enforcement purposes because of the advances made in the process of capturing, storing, retrieving, and comparing fingerprint data. The Henry System, developed approximately 100 years ago, made the process of manually comparing fingerprints manageable by developing a system of characterizing fingerprints by different ridge patterns. The ability to characterize fingerprints by ridge patterns enabled the development of computer systems capable of comparing one fingerprint against large databases of fingerprints. Developed in the 1970s, these systems, known as Automated Fingerprint Identification Systems ("AFIS"), use minutia based recognition algorithms that detect fingerprint characteristics to accomplish fingerprint matching.

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

     In the late 1980s, live-scan technology, also known as biometric imaging, was made commercially available to permit the inkless electronic capture of fingerprint images. Identix was one of the first companies to develop and commercialize live-scan systems. Live-scan systems electronically capture and create a digitized image of the fingerprint directly from a person's finger. The digitized fingerprint image captured by the live-scan unit can be compared to a database of fingerprint images at the local agency if it has an AFIS and/or the image can be electronically relayed to a state agency where it can be compared against a larger database. In addition, because the fingerprint images are captured electronically, any number of cards can be printed from one set, eliminating the need to roll the fingerprint image numerous times. If the fingerprint is misaligned or is entered in the wrong area of the card, the live-scan system detects this error during the process allowing the operator to reroll the appropriate fingerprint.

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

     The design of the fingerprint capture device for the Company's Bio-ID systems is different than that of the capture devices for the Company's biometric imaging systems. Fingerprint capture devices for biometric imaging systems must meet forensic quality standards required for identifying individuals from within large AFIS systems. To meet these stringent standards, the Company has applied its optics and image processing expertise to develop a system that captures very high resolution images. The result is a fingerprint capture unit that produces rolled finger and "slap" (four fingers at once) images at 600 dots per inch and 500 dots per inch, respectively.

     The requirements for Bio-ID units are very different. Bio-ID applications demand low prices and small size, but do not require image resolution as high as biometric imaging products. To address this market, the Company has applied its optics and image processing expertise to produce a fingerprint capture device that is a fraction of the cost and size of a fingerprint capture device for an imaging system, but with high enough resolution to provide reliable identity verification.

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

     The Company has developed an advanced networking software system for configuring and controlling a network of local and remote TouchLock IIs which is designed to run on a single personal computer. This software creates and maintains databases of user fingerprint templates and transaction data for detailed analysis of the network activity. In addition, the Company has developed software application programs employing the Company's Bio-ID products or third party smart card products for use in applications such as computer network access, Internet browser security, time and attendance, medical records access, banking transaction authorization and access control.

     The Company's live-scan products contain a number of proprietary software features, including data management software and software for digitizing and processing fingerprint data in accordance with stringent FBI standards. The Company's expertise in networking and systems integration has allowed it to implement large-scale systems in some of the largest law enforcement agencies in the United States to automate and improve the efficiency of the criminal identification process. In addition, the Company has developed proprietary quality assurance software that can tell the operator if a smudged or otherwise unreadable fingerprint image was captured, allowing the operator to recapture the image and has developed capture sequence control software that detects sequence errors resulting from the accidental rolling of the wrong finger for placement on the fingerprint card.

BIO-ID PRODUCTS

     The Company's Bio-ID products operate by comparing an individual's fingerprint with the mathematical characterization ("template") of that individual fingerprint entered at the time of enrollment into the system's memory or on a smart card (a card similar to a credit card with an embedded computer chip and memory that stores a mathematical characterization of a fingerprint) or magnetic strip card. The user enters a personal identification number and then places his finger on the platen of the Bio-ID system. The system compares the finger placed on the platen with the stored fingerprint data associated with the identification number to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied. See "Identix Technology."

     TouchSafe II and TouchNet II. TouchSafe II is used for controlling access to computer data, for authorizing business transactions such as electronic funds transfers and for other applications. TouchSafe II is configured to be connected to a personal computer to provide user authentication. TouchSafe II provides the necessary electronics to interface with personal computers. In addition, TouchSafe II can be integrated with Identix or custom developed software for identifying individuals using smart card applications. Pursuant to an agreement with Oracle Corporation ("Oracle"), Identix developed TouchNet II, an enhanced version of TouchSafe II, for securing access to computers and networks. The Company believes TouchNet II can also be modified to provide identity authentication on computer networks for electronic commerce. TouchNet II is a combination verification and encryption Bio-ID product which can be used as a peripheral with intranet computer appliances and other networked personal computers. TouchNet II features encryption security which encodes and decodes communications and fingerprint data for heightened security. TouchNet II is designed to interface with security software developed by Oracle and other companies for customers' protection.

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

     FingerLan III. FingerLan III is system management software designed to allow the authorized system manager the ability to limit access of specific individuals to certain times or to certain locations, as well as to create an audit trail of all entries, alarms, enrollments, system changes and impostor attempts. FingerLan III is compatible with Microsoft Windows. FingerLan III is also marketed under the name TouchLan III.

     Application Software. The Company's Bio-ID software products comprise two major categories: applications developed internally and software interfaces to third party products. Applications developed internally include FingerLan III, Windows system secure sign-on and hard disk security. Software interfaces include interfaces to smart card readers for the storage of data and fingerprint templates and to Oracle databases.

BIOMETRIC IMAGING PRODUCTS

     TouchPrint 600. The Company's TouchPrint products are computer-based, inkless live-scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint information than the conventional "ink-and-roll" method. The TouchPrint 600 workstation and printer system was the first system accredited under the FBI's new Image Quality Specifications ("IQS") standard. Accreditation to this specification is required for direct electronic submission of fingerprint images to the FBI's integrated AFIS currently under development. In addition to law enforcement applications, there are other applications for the TouchPrint systems, including background checks of prospective employees by public and private sector employers. A standard configuration of a TouchPrint 600 system consists of a high resolution scanner with digital signal and video processing boards, multi processing application software, a multi-tasking computer, monitors and a laser printer.

     TouchPrint 600 Card Scan System. The TouchPrint 600 Card Scan System provides digitization of inked fingerprint images that were originally recorded on 10-print card stock. The TouchPrint 600 Card Scan System is used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. The TouchPrint Card Scan System has a flat-bed scanner on which the user places the inked fingerprint card. The System checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded electronically for identification processing by a local or state AFIS or for archive at a central records repository.

     TouchPrint 600 PalmScanner. The TouchPrint 600 PalmScanner is an inkless live-scan system that electronically scans and captures forensic quality palm images directly from an individual's palm. The TouchPrint 600 PalmScanner can be integrated with existing TouchPrint 600 live-scan networks. The palm images can be transmitted to identification bureaus for examination using existing TouchPrint 600 software.

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

     I(3) Workstation. The Identix I(3) workstation is a point-of-booking system that integrates mugshot capture capability with Identix's TouchPrint live-scan fingerprinting system. The I(3) workstation is designed to be integrated with the Company's DocuColor mugshot and image file management system. The I(3) workstation links the key elements of the criminal identification process, including fingerprints, mugshots, biographical data, documents, arrest data and criminal investigation files, to provide law enforcement agencies with a system for consolidating criminal justice information. The I(3) workstation is a modular booking workstation equipped with a live-scan system and photo capture camera, file server, investigative workstation, document scanner and color printer.

     DocuColor. The DocuColor mugshot and image file management system is an image management system that provides the capability to create an "electronic file folder" containing color video images, document images, fingerprints, forms and digitized data. The system provides compact storage and easy retrieval of a large volume of criminal justice information such that a user can, by querying the system and utilizing certain physical characteristics of a suspect, produce from a search of thousands of suspect records a photo line-up for comparison. The system operates on a personal computer workstation. A digital video camera is used for capturing color photographs and a high resolution scanner is used to digitize documents to store in an electronic file folder. A high-capacity relational database is used to index and store information and images. Images and data from the electronic file folders can be displayed on high resolution monitors or printed on black and white or color printers. The DocuColor system provides full networking capabilities to allow multiple users access to a central database and image storage system.

FINGERPRINT SERVICES

     The Company believes that there is significant demand for fingerprint services and in June 1996 acquired Innovative Archival Solutions, Inc. ("IAS"), which provides fingerprint services in two states using the Company's biometric imaging systems. The business of IAS is now being conducted as the Company's Identification Services Division. Certain employers require a background check, including a fingerprint check, as a condition of employment. Persons who apply to be postal workers, stock brokers, bus drivers, security guards, health care workers, foster parents, school teachers, daycare providers and insurance brokers must be fingerprinted. Usually, an applicant is required to go to a police station for ink fingerprinting and then submit the fingerprint card to the employer for submission to the state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete and often the inked cards are rejected as unreadable. If the fingerprint card is rejected, an applicant then must go through the process again, which can delay an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record.

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

     Currently, fingerprint services are provided by the Company in two states through mobile units which are dispatched from a central location and make periodic visits to different locales. The fingerprint services business maintains an "800" number which people can call to find out the most convenient location for them to have fingerprints taken and, if the location is serviced by a mobile unit, when the mobile unit will be at that location. The applicant then makes an appointment and provides all the necessary background information over the phone. On August 8, 1997, Identix signed a letter of intent with Baltimore-based Sylvan Learning Systems to form a joint venture that will provide fingerprint services at Sylvan Learning Systems locations for a variety of potential users.

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

     The IT Group has used internally developed technology to develop the Identix General Services Administration ("GSA") computerized catalog that enables federal and state agencies to call up specifications and pricing, then order GSA sanctioned equipment and services. Through the GSA computerized catalog, Identix eliminates the need for federal and state agencies to compete each contract by negotiating and receiving price approval under US Government guidelines. Originally the IT Group implemented the GSA computerized catalog for internal use; now however, the IT Group allows third parties for a fee to sell through its GSA computerized catalog.

     Systems Engineering Group. ANADAC's System Engineering Group is a leader in providing consulting, scheduling, project monitoring, financial and contract management planning and implementing system acquisition programs in both the public and private sectors. The Systems Engineering Group, with its extensive expertise in planning and executing system procurements, also assists clients in developing requests for proposals ("RFPs"), evaluating proposals and providing the detailed analytical and comparative data required to make a selection. In September 1995, ANADAC's System Engineering Group was awarded a contract for program management engineering services by the Naval Sea Systems Command in support of the AEGIS Combat Shipbuilding Program. The contract generated approximately $7 million in revenue in the base year, and is estimated to have a total contract value of approximately $38 million over a five-year period if all contract options are exercised. There can be no assurance that any contract extensions will be exercised or that funding will be provided beyond the base year.

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

     A substantial portion of ANADAC's business comes from government agencies, which subjects the business to certain additional risks. See "Risk
Factors -- Fluctuations in Quarterly Results" "Risk Factors -- Uncertainty Related to Contracts for Services with Government Agencies," and "Risk
Factors -- Other Public Agency Contract Considerations."

PRODUCT DEVELOPMENT

     The Company considers research, development and engineering to be a vital part of its operating discipline and continues to make substantial investments in research, development and engineering to enhance the performance and functionality, and in certain cases reduce the costs, of its existing products and to increase its product offerings. The Company's expenditures for research, development and engineering totaled $2,335,000, $1,486,000, and $1,582,000, in the fiscal years ended June 30, 1997, 1996 and 1995, respectively. In addition, research, development and engineering expenditures funded by customers were $269,000, $255,000, and $381,000 in the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

     The Company's development programs have focused primarily on: the next generation Bio-ID device which is being developed to be faster, more reliable and cost effective than currently available devices; development of the next generation live-scan system and; development of a palm scanner using a patented curved platen design to be marketed to law enforcement agencies that maintain or wish to maintain palm print data as an additional means of verifying identity.

CUSTOMERS

     The Company markets its Bio-ID and biometric imaging products directly and through distributors, VARs, system integrators, OEMs and other business partners ("Resellers"). A partial list of the Company's Resellers include: (i) for Bio-ID products, Accu-Time Systems, Fujitsu Australia Limited and ADI, Inc.; (ii) for biometric imaging products, North American Morpho Systems, Inc. ("Morpho") and NEC Technologies, Inc. The following is a partial list of the Company's end users: (i) for Bio-ID products, Bank Central Asia, Armaguard, and Canovi Bank;
(ii) for biometric imaging products, New York City Police Department, California Department of Justice, U.S. Immigration and Naturalization Service and the States of Texas, Arizona and Ohio.

SALES, MARKETING AND SUPPORT

     The Company markets its Bio-ID and biometric imaging product lines directly to end users through its internal sales force, and indirectly through authorized agents, distributors, value added resellers ("VARs"), system integrators and OEMs.

     Bio-ID Products. The Company's Bio-ID products are sold through a worldwide network of direct sales personnel, distributors, system integrators, VARs and OEMs. This sales organization is divided into five regions: Australia, Asia, the Americas, Europe and Middle East and Africa. Sales activity is concentrated in the markets of database and network access security, banking (financial transactions), time-and-attendance, access control and government (personal verification). The Company has or plans to have sales, service, product marketing and application engineering expertise in each regional sales office to provide the customers with complete sales and maintenance support.

     In addition to marketing Bio-ID products directly through its own sales force, the Company's strategy is to establish relationships with other companies that are experts in specific market areas. The Company is working with strategic collaborators to replace or supplement PINs and passwords with fingerprint identity verification for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company wishes to participate. In such cases, the Company has and will pursue relationships with companies that have strong positions in these markets. For example, the Company developed a biometric database access security product in cooperation with Oracle as part of Oracle's strategy to enhance the security of its flagship database product. See "Risk Factors -- Dependence on Collaborative Partners for Product Distribution."

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

     Biometric Imaging Products. The Company's biometric imaging products are marketed primarily through a direct sales force in North America located in four regional offices. For international sales, the Company uses both a direct sales force and international sales representatives. Identix also teams with two major AFIS vendors, NEC and Morpho, to provide TouchPrint 600 systems or OEM versions thereof for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its biometric imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

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

     Product Support. Installation and maintenance support comes from the Company's 24 hour/7 days per week Help Desk, regional technical staffs as well as the Company's engineering staff. This support generally includes travel to the customer site to explain the technical operation of the system, clarify the configurations, detail any necessary software customization and define the integration issues. The systems are then installed and supported by the Company's Help Desk, regional staffs and the Identix trained system integrators, VARs or partners.

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

     ANADAC Services. Historically, a significant portion of ANADAC's revenues have been generated from contracts with the Department of Defense ("DOD"). To diversify the reliance on one customer, ANADAC has increased its marketing efforts to other government agencies and commercial entities. The marketing efforts for each group within ANADAC are led by one business development person and the head of the group.

BACKLOG

     Product sales are generally made pursuant to purchase orders, which are subject to cancellation upon payment of a 25% restocking payment. The Company typically ships its products within sixty days of receipt of an order. For its services business, amounts in backlog are often not funded and, even if they are funded, are subject to cancellation by the contracting agency. Accordingly, the Company believes that backlog at any given time cannot be considered a meaningful indicator of future financial performance.

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

     Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of other parties' proprietary rights. For example, the Company is engaged in litigation with a competitor regarding an alleged infringement by the Company of the competitor's patent. If the outcome of any such litigation is adverse to the Company, its business could be adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on scope or validity of the Company's patents. See Item 3 "Legal Proceedings."

     The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. See "Risk Factors -- Protection of Proprietary Technology" and Item 3 "Legal Proceedings."

COMPETITION

     The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement and Bio-ID market. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market such products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources vastly greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are currently developing or have developed other methods of biometric identification such as hand geometry, face structure, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PIN numbers and similar traditional verification methods.

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

     The Company believes that the most important competitive factors for the biometric imaging products are the quality of fingerprint images, ease of use, price and reliability. The Company is aware of other companies that are currently marketing live-scan products competing with Identix's TouchPrint products.

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

MANUFACTURING

     The Company limits its manufacturing activities to the assembly and testing of proprietary subassemblies, final system assembly and functional testing. Printed circuit board assemblies are fabricated by highly automated outside suppliers for assembly and testing. The Company believes this would permit rapid expansion of production capacity to meet any significant increase in product demand. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volume increases. Quality control tests are performed at all stages of the manufacturing process.

     The Company currently uses certain components which are sole sourced, the most important of which are the charge couple devices and ASICs for the Bio-ID products and the charge couple devices for the biometric imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months worth of inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Dependence on Sole and Limited Sources of Supply; Risks Associated with Implementation of Larger Scale Manufacturing Capabilities."

EMPLOYEES

     On June 30, 1997, Identix had 143 employees working in its products business, of whom 26 were engaged in research, development and engineering, 45 in production, production support and fingerprint capture services, 52 in sales, marketing and field service and 20 in general administration and finance. On June 30, 1997, Identix had 218 employees working in its services business, of whom 192 were service providers, 10 were engaged in sales and marketing and 16 were engaged in general administration and finance. None of Identix's employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

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

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers, which in most cases are government agencies or resellers who sell the Company's products to government agencies. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with firm fixed price ("FFP") contracts and time-and-materials ("T&M") contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in writeoffs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters, which would likely result in a decline in the trading price of the common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

     Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-ID products and biometric imaging products. These products represent new technologies which have not gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification which has only been used in limited applications to date. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products, and publicity regarding these products. Public objections have been raised to the use of biometric products for some applications on civil liberties grounds. The Company's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric imaging products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that the Company's products will gain wide market acceptance in these markets. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's Bio-ID products fail to gain wide market acceptance, or biometric imaging products lose market share, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

     The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. In addition, the Company is experiencing intense price competition in the law enforcement market and, to a lesser extent, price competition in the markets where the Company sells its Bio-ID products. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are developing currently or have developed other methods of biometric identification such as hand geometry, face structure, voice recognition, signature recognition or retina scanning, which could significantly reduce the potential market for the Company's products if successfully developed and commercialized. The Company believes that to remain competitive in the future it will need to invest increasing financial resources in research and development. The Company's Bio-ID products also face competition from nonbiometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

     During fiscal 1997, the Company's services business derived approximately 77% of its revenue directly from contracts relating to the DOD and other U.S. Government agencies. Because of budget cuts affecting the DOD, services revenues from the DOD have been declining. The Company has been expanding its services business to other government agencies and commercial organizations, but there can be no assurance that the results of these efforts will be substantial enough to offset any further decline in revenue from the DOD. There can be no assurance that the Company's services business will not be adversely affected by further cuts in the DOD budget.

     During fiscal 1997, the Company derived approximately 46% of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns.

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

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     Approximately 31% and 13% of the Company's net product revenues were for foreign installations in fiscal 1997 and 1996, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. Dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practice relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

     The Company's international sales are denominated in U.S. dollars, except sales by Fingerscan which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take appropriate action to reduce foreign exchange risk. To date, the Company has not entered into hedging transactions.

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

     Orders for the Company's biometric imaging products are often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures by government agencies. The Company's total revenues depend in significant part upon the decision of a government agency to adopt and integrate the Company's systems, which often involves a significant capital commitment as well as significant future support costs. Similar delays may also be experienced from government agencies procuring the Company's services. The Company often has a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products or services. Any significant failure by the Company to receive an order after expending significant funds and effort could have a material adverse effect on its business, financial condition and results of operations. It may be difficult to predict accurately the sales cycle of any large order. In the event one or more large orders fail to be shipped as forecasted for a fiscal quarter, the Company's total revenues and operating results for such quarter could be materially and adversely affected. In addition, even if the Company receives such an order, the order may be contingent upon availability of matching funds from state or federal entities or may be canceled or receipt of revenues may be substantially delayed due to political and budgetary processes.

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

RISKS ASSOCIATED WITH MANAGING EXPANSION OF OPERATIONS

     The Company has experienced significant growth in recent years and believes that in order to be successful it must continue to grow rapidly. In order to grow rapidly, the Company will be required to expand, train and manage its employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require the Company to implement and improve operational, financial and management information procedures and controls. The Company competes with some of the major technology, consulting and software companies in seeking to attract qualified personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage effectively any significant growth it experiences and to hire or assimilate new personnel necessary to pursue its growth strategy. Any failure to adequately manage growth could materially and adversely affect the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired Fingerscan in March 1996, IAS in June 1996 and BA&T in July 1997. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of stock. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

SECURITIES CLASS ACTION

     The Company has been named as a defendant in a class action lawsuit which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimate of the legal expenses to seek dismissal of the lawsuit. The Company and its officers deny the allegations and will vigorously defend this action. There can be no assurance that the Company will prevail in its defense of the lawsuit and that judgments against the Company will not be material.

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

SHARE HOLDINGS OF ASCOM HOLDING

     As of June 30, 1997, Ascom USA Inc. ("Ascom"), beneficially owned approximately 21% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,177,824 shares of the Company's common stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Trustee is a member of the Board of Directors of the Company. The Voting Trust
Agreement expires in 2004. Ascom has preemptive rights with respect to issuance's of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

ITEM 2. PROPERTIES

     Identix leases approximately 40,000 square feet of space in Sunnyvale, California for manufacturing, research and administration. The monthly lease payments are $33,000 a month plus taxes, insurance and maintenance costs and the lease expires in 2001. Fingerscan leases office space in Australia, London and Singapore with an aggregate net monthly lease payment of $14,000. Identix also services customers from sales offices in California, Washington, New Jersey, Georgia, Virginia, Illinois and Michigan. The Company operates its fingerprinting services business from an office in Illinois. ANADAC leases approximately 42,000 square feet in four locations in Virginia with aggregate monthly lease payments of $83,000, which leases expire in 2000. ANADAC also services customers from offices leased in Mississippi, Maryland, and Virginia. The Company believes that its facilities are adequate for its operations for the foreseeable future.

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

     On May 31, 1995, Digital Biometric, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and are seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the Touchprint 600, the Touchprint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its cost of suit. On January 7, 1997, DBI filed a Notice of Appeal and the matter is now pending before the Federal Circuit Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1997.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Identix, and their ages as of June 30, 1997, are as follows:

         NAME           AGE                                 POSITION
----------------------  ----    ----------------------------------------------------------------
Randall C. Fowler.....   58     President, Chief Executive Officer and Director
Harrison N. Walther...   60     President and Chief Executive Officer of ANADAC and Director
James P. Scullion.....   41     Executive Vice President, Chief Financial Officer and Secretary
Daniel F. Maase.......   53     Vice President, Engineering
Gary Cauble...........   46     Vice President, Manufacturing

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

     James P. Scullion has been Executive Vice President and Chief Financial Officer of the Company since July 1996 and, from 1990 to 1996, he was Vice President, Finance and Chief Financial Officer of the Company. From 1986 to 1990, he was Vice President, Finance and Chief Financial Officer at DataTrak, Inc., a manufacturer of security access systems.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

     The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                                   HIGH       LOW
                                                                   ----       ---
            YEAR ENDED JUNE 30, 1997
            Fourth Quarter.......................................  11  1/4      7  7/16
            Third Quarter........................................  12  3/4      8  3/8
            Second Quarter.......................................  10  3/4      7  1/4
            First Quarter........................................  13  7/8      8  3/16
            YEAR ENDED JUNE 30, 1996
            Fourth Quarter.......................................  19           9  5/8
            Third Quarter........................................  14  3/8     10  1/2
            Second Quarter.......................................  14  3/4      9  13/16
            First Quarter........................................  16  3/8      6  7/16

     The last reported sale price of the common stock on the AMEX on July 31, 1997 was $9.94. As of July 31, 1997, there were 1,177 shareholders of record.

     The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three fiscal years in the period ended June 30, 1997 and with respect to the balance sheets at June 30, 1997 and 1996 are derived from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Price Waterhouse LLP, independent accountants. Consolidated statement of operations data for the year ended June 30, 1994 and 1993, and consolidated balance sheet data at June 30, 1995, 1994 and 1993 have been derived from audited financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on form 10-K and "Management's

Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                                        FISCAL YEAR ENDED JUNE 30,
                                         ---------------------------------------------------------
                                          1997        1996          1995        1994        1993
                                         -------     -------       -------     -------     -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $52,390     $38,541       $27,014     $20,135     $11,926
Net income(loss).......................    1,250      (3,441)(1)      (715)     (2,596)     (3,094)
Net income(loss) per share.............     0.05       (0.15)        (0.04)      (0.14)      (0.20)
Number of shares used in per share
  calculation..........................   25,136      23,485        19,371      18,304      15,264
BALANCE SHEET DATA:
Cash and cash equivalents..............  $ 2,505     $   981       $ 3,842     $   799     $ 2,303
Working capital........................   15,755      14,914         9,571       3,588       4,011
Total assets...........................   32,279      27,107        18,104      10,593      11,515
Long-term debt and convertible debt....       --         127            --         500         605
Shareholders' equity...................   21,081      19,472        12,274       5,751       6,430

---------------

(1) Includes a $4.7 million write-off of acquired in-process research and development related to the acquisition of Fingerscan Pty Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Identix Incorporated designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and
(ii) biometric imaging products that capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM) and TouchBlock(TM), and the Company's principal biometric imaging products are TouchPrint 600(TM), TouchView II(TM), I(3) Workstation(TM) and DocuColor(TM). The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. The Company acquired ANADAC in October 1992. The acquisition was accounted for as a purchase.

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

     On June 30, 1996, the Company acquired IAS, a privately-held company which provides fingerprinting services using the Company's biometric imaging systems. The acquisition was accounted for as a pooling of interests. The Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For fiscal 1995, the effects of the combination with IAS were not significant and the Company has not restated fiscal year 1995 to include the accounts and operations of IAS. IAS has been merged into Identix, and the business of IAS is now being conducted as the Company's Identification Services Division. See Item 8 Note 2 of Notes to Consolidated Financial Statements.

     On July 23, 1997, the Company acquired BA&T, a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software into Identix's Bio-ID products. The acquisition was accounted for as a pooling of interests. See Item 8 Note 11 of Notes to Consolidated Financial Statements.

     YEARS ENDED JUNE 30, 1997 AND 1996

     Revenues. Revenues for fiscal 1997 were $52,390,000 compared to $38,541,000 for fiscal 1996. The increase in revenues of 36% for fiscal 1997 was due to increases in both net product revenues and services revenues.

     The Company's net product revenues were $26,499,000 for fiscal 1997 compared to $16,565,000 for fiscal 1996. The increase of 60% in net product revenues for fiscal 1997 was due primarily to increased shipments of the Company's Bio-ID products, primarily in international markets, and TouchPrint 600 product line and increased fingerprint services. International sales represented $8,178,000 or 31% of the Company's net product revenues for fiscal 1997 compared to $2,198,000 or 13% for fiscal 1996. The Company expects international sales to continue to represent a significant portion of net product revenues, although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars, except sales by Fingerscan which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take appropriate action to reduce foreign exchange risk. To date, the Company has not entered into hedging transactions. The overall impact of currency fluctuations on operating results was not significant in fiscal 1997 or fiscal 1996. In fiscal 1997, the Company's products business had no customers which represented more than 10% of total revenues. In fiscal 1996, the Company's products business had one customer which represented 14% of total revenues. This customer is a prime contractor on certain contracts for which the Company supplied products as a subcontractor.

     The Company's services revenues were $25,891,000 for fiscal 1997 compared to $21,976,000 for fiscal 1996. The increase of 18% in services revenues for fiscal 1997 was due to increased contract revenues from both U.S. Government and commercial clients. The majority of the Company's services revenues are generated from contracts with the U.S. Government, principally the DOD. For fiscal 1997, revenues directly from the DOD and from other U.S. Government agencies accounted for 77% of the Company's total services revenues compared to 78% for fiscal 1996.

     The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for 39% of its services revenues for fiscal 1997 compared to 43% for fiscal 1996. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from T&M and FFP contracts. During fiscal 1997, the Company derived approximately 46% of services revenues from T&M contracts and FFP contracts compared to 41% for fiscal 1996. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company anticipates that revenues from FFP and T&M contracts will increase as a percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

     Gross Margin. Gross margin on net product revenues was 50% for fiscal 1997 compared to 47% for fiscal 1996. The increase in gross margin for fiscal 1997 compared to fiscal 1996 was primarily due to (i) the favorable mix of Bio-ID and bio-imaging product sales, (ii) cost reductions in certain components and (iii) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels.

     Gross margin on services revenues was 20% for fiscal 1997 compared to 18% for fiscal 1996. The increase in the gross margin on services revenues was primarily due to increased gross margins on revenues generated by ANADAC's information technology group.

     Gross margin on total revenues was 35% for fiscal 1997 compared to 31% for fiscal 1996. In the future, the Company expects its gross margins to be affected by several factors, including the mix of products sold and services provided, competition, introduction of new products, access to distribution channels and fluctuations in labor and material costs.

     Research, Development and Engineering. Research, development and engineering expenses were $2,335,000 or 9% of net product revenues for fiscal 1997 compared to $1,486,000 or 9% of net product revenues for fiscal 1996. In addition, for fiscal 1997 and 1996, research, development and engineering expenditures funded by customers were $269,000 and $255,000, respectively. The increase in research, development and engineering expenses, in absolute dollars, is primarily due to the inclusion of research, development and engineering expenses incurred by Fingerscan to develop and maintain certain Bio-ID products, and in general, the addition of engineering staff and related expenses to further develop and enhance the Company's products, including the Company's introduction of the Touchprint 600 Card Scan System and the new TouchPrint printer line. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in fiscal 1998.

     Marketing and Selling. Marketing and selling expenses were $7,824,000 or 15% of total revenues for fiscal 1997 compared to $4,958,000 or 13% of total revenues for fiscal 1996. The increase in marketing and selling expenses was due to the inclusion of Fingerscan's marketing and selling expenses for the entire year in fiscal 1997 and increased staffing and expenses to (i) promote the Company's products and services, (ii) expand international sales and distribution and (iii) expand its customer service organization. The Company expects marketing and selling expenses to increase in absolute dollars in fiscal 1998 as the Company continues to expand sales, marketing and customer service activities.

     General and Administrative. General and administrative expenses were $7,129,000 or 14% of total revenues for fiscal 1997 compared to $4,431,000 or 11% of total revenues for fiscal 1996. The increase in general and administrative expenses was primarily due to (i) the additional administrative expenses related to the operations of Fingerscan, (ii) litigation reserves and expenses of $736,000 related to a patent infringement lawsuit filed by a competitor and a class action suit filed against the Company compared to litigation reserves and expenses of $390,000 for fiscal 1996 (See Note 10 of Notes to Consolidated Financial Statements) and (iii) an increase in staffing and related administrative expenses. The Company expects spending for general and administrative expenses to increase in absolute dollars in fiscal 1998.

     Write-off of Acquired In-Process Research and Development. On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets Bio-ID products. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development, based on an independent appraisal, and was written-off in the quarter ended March 31, 1996. See Note 2 of Notes to Consolidated Financial Statements.

     Other Income and Expense. Net other income was $210,000 during fiscal 1997 compared to $211,000 during fiscal 1996. In fiscal 1997, other income was primarily related to an export market development grant related to a subsidiary's export sales. In fiscal 1996, net other income was primarily related to the proceeds from a licensing agreement related to one of the Company's trademarks.

     Interest Income and Expense. Net interest expense of $211,000 was incurred by the Company during fiscal 1997 compared to net interest income of $85,000 for fiscal 1996. The difference was due to increased borrowings against the Company's line of credit (the "Identix Line of Credit") and lower cash balances for temporary investments during fiscal 1997 compared to fiscal 1996.

     The weighted average interest rate paid by the Company on the Identix Line of Credit for fiscal 1997 was approximately 8.5%. During fiscal 1996, Identix did not borrow against the Identix Line of Credit. The weighted average interest rate paid on ANADAC's line of credit (the "ANADAC Line of Credit") for fiscal 1997 and fiscal 1996 was approximately 8.3% and 8.5%, respectively.

     Income Taxes. No federal income taxes were paid or accrued in fiscal 1997 and fiscal 1996 due to the use of net operating loss ("NOL") carryforwards in fiscal 1997 and operating losses incurred in fiscal 1996. The Company had federal NOL carryforwards of approximately $25.7 million as of June 30, 1997 that may be applied to reduce future taxable income. However, under the Tax Reform Act of 1986, a corporation's ability to use its NOLs may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three year period (an "ownership change"). Management believes that the Company's public offering of units in January 1993 caused the Company to experience an ownership change under these provisions. As a result, there is an annual limitation on the utilization of the Company's NOL carryforwards incurred prior to the ownership change of $2.5 million. The NOL carryforwards expire on various dates through fiscal 2011.

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

     The Company's services revenues were $21,976,000 for fiscal 1996 compared to $17,989,000 for fiscal 1995. The increase of 22% in services revenues for fiscal 1996 was due to increased contract revenues from U.S. Government. Revenues directly from the DOD and from other U.S. Government agencies for fiscal 1996 accounted for 78% of the Company's total services revenues compared to 62% for fiscal 1995. Revenues from CPFF contracts accounted for 43% of its services revenues for fiscal 1996 compared to 47% for fiscal 1995. Revenues from FFP and T&M contracts accounted for 41% of services revenues for fiscal 1996 and fiscal 1995.

     Gross Margin. Gross margin on net product revenues was 47% for fiscal 1996 compared to 40% for fiscal 1995. The increase in gross margin for fiscal 1996 compared to fiscal 1995 was primarily due to (i) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels, (ii) sales of new higher gross margin products introduced in mid and late fiscal 1995, (iii) higher gross margin on net product revenues generated by Fingerscan and IAS and
(iv) inclusion in cost of product revenues for fiscal 1995 of a write down of inventories related to certain mature products. Gross margin on services revenues was 18% for fiscal 1996 compared to 14% for fiscal 1995. The increase in the gross margin on services revenues was mainly due to applying semi-fixed overhead costs across a larger labor base. Gross margin on total revenues was 31% for fiscal 1996 compared to 22% for fiscal 1995.

     Research, Development and Engineering. Research, development and engineering expenses were $1,486,000 or 9% of net product revenues for fiscal 1996 compared to $1,582,000 or 18% of net product revenues for fiscal 1995. In addition, for fiscal 1996 and 1995, research, development and engineering expenditures funded by customers were $255,000 and $381,000, respectively.

     Marketing and Selling. Marketing and selling expenses were $4,958,000 or 13% of total revenues for fiscal 1996 compared to $2,465,000 or 9% of total revenues for fiscal 1995. The increase in marketing and selling expenses was due to increased staffing and expenses to promote the Company's products and services and to expand its customer service organization. In addition, marketing and selling expenses for fiscal 1996 reflected the inclusion of marketing and selling activity related to the operations of Fingerscan from March 26, 1996 and IAS for all of fiscal 1996.

     General and Administrative. General and administrative expenses were $4,431,000 or 11% of total revenues for fiscal 1996 compared to $2,650,000 or 10% of total revenues for fiscal 1995. The increase in general and administrative expenses was primarily due to the additional administrative expenses related to the operations of Fingerscan and IAS, expenses of $390,000 related to a lawsuit filed by a competitor (See Note 10 of Notes to Consolidated Financial Statements), the increase in lease expense as the Company's services business moved into larger facilities in August 1995 and the Company's products business leased additional space for its manufacturing operations in April 1996, and an increase in staffing.

     Write-off of Acquired In-Process Research and Development. On March 26, 1996, the Company acquired Fingerscan. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development, based on an independent appraisal, which was written-off in the quarter ended March 31, 1996. See Note 2 of Notes to Consolidated Financial Statements.

     Other Income and Expense. Net other income was $211,000 during fiscal 1996 compared to net other expense of $27,000 in fiscal 1995. In fiscal 1996, net other income is primarily related to the proceeds from a licensing agreement related to one of the Company's trademarks.

     Interest Income and Expense. Net interest income of $85,000 was generated during fiscal 1996 compared to net interest expense of $203,000 generated during fiscal 1995. The increase in interest income during fiscal 1996 was due primarily to the investment of proceeds received from the exercise of outstanding warrants in June and July 1995.

     During fiscal 1996, Identix did not borrow against the Identix Line of Credit. The weighted average interest rate paid on the Identix Line of Credit for fiscal 1995 was approximately 9.9%. The weighted average interest rate paid on the ANADAC Line of Credit for fiscal 1996 and 1995 was approximately 8.5% and 8.4%, respectively.

     Income Taxes. No federal income taxes were paid or accrued in fiscal 1996 and 1995 due to operating losses. The Company realized an income tax benefit of $136,000 during fiscal 1995 related to the application of a loss carryback to taxes paid in prior years by ANADAC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations during fiscal 1997 primarily from income from operations, its existing working capital at June 30, 1996 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of June 30, 1997, the Company's principal sources of liquidity consisted of $15.8 million in working capital as well as $6,861,000 available under the Identix Line of Credit and the ANADAC Line of Credit.

     The Identix Line of Credit is a $5,000,000 bank line of credit secured by all of the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at June 30, 1997). The Identix Line of Credit expires on October 3, 1997. At June 30, 1997, the Company had no borrowings and $2,993,000 was available under this line of credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at

June 30, 1997). The line of credit expires on October 31, 1997. At June 30, 1997, $1,919,000 was outstanding and $3,868,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement includes, among other things, certain financial and operating covenants.

     On August 29, 1997, the Company renegotiated the Identix Line of Credit. The new Identix Line of Credit is a $6,000,000 bank line of credit. Under the new Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable and up to 50% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest. The new Identix Line of Credit expires on August 28, 1998. The new Identix Line of Credit contains financial and operating covenants including restrictions on the Company's ability to pay dividends on the Company's common stock.

     The Company's operating activities provided net cash of $3.6 million due primarily to net income of $1,250,000 plus adjustments for non-cash depreciation and amortization of $973,000, an increase in accounts payable of $2,929,000 and an increase in deferred revenue of $1,014,000. The increase in accounts payable was primarily due to financing the increase in inventories and the timing of vendor payments. The increase in deferred revenue is primarily due to (i) an increase in the number of live-scan systems under maintenance contracts and (ii) an increase in advance payments for fingerprint services under contract. These sources of cash from operating activities were offset, in part, by increases in accounts receivable of $2,347,000 primarily due to the growth in overall revenues and in inventory of $831,000 primarily due to the stocking of certain inventory for the Company's Bio-ID and bio-imaging product lines.

     The Company's investing activities used net cash of $2.3 million primarily due to (i) the purchase of property and equipment of $1,350,000 to support the growth of research, development and engineering and the expansion of sales, marketing and distribution and (ii) the addition to intangibles and other assets of $975,000 primarily related to capitalized software development costs.

     The Company's financing activities provided net cash of $364,000 primarily due to the net proceeds from the exercise of stock options and warrants.

     Identix did not have any material capital expenditure commitments as of June 30, 1997.

     The Company believes that cash flow from operations together with existing working capital and available bank credit will be adequate for the Company's cash requirements through fiscal 1998. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

FORWARD-LOOKING STATEMENTS

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including risks that the markets for Bio-ID and biometric imaging products and fingerprint services fail to develop or develop more slowly than anticipated, that competitors develop products with superior price or performance features, that the Company is unable to develop and market new or enhanced products in response to technological developments or end user requirements on a timely basis or at all, that the Company's collaborative partners do not actively promote the Company's products or pursue installations which use the Company's equipment, that the Company incurs cost overruns for fixed price contracts, that the Company experiences declining demand for its products or services, that the Company becomes subject to additional litigation, that the Company is unable to protect its intellectual property rights, that orders from government agencies are canceled or substantially delayed or the receipt of revenues substantially delayed, that the Company fails to hire or retain key personnel, that the Company experiences disruptions of supplies from sole or limited source suppliers, that the Company is not profitable in future periods or that the Company requires additional capital to fund its operations. Actual results, events and performance may differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF IDENTIX INCORPORATED

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 49 present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP

San Jose, California
August 5, 1997

                              IDENTIX INCORPORATED

                          CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents.......................................  $  2,505,000     $    981,000
Accounts receivable, less allowance for doubtful accounts and
  sales returns of $625,000 and $488,000........................    18,678,000       16,331,000
Inventories.....................................................     5,295,000        4,464,000
Prepaid expenses and other assets...............................       321,000          266,000
                                                                  ------------     ------------
          Total current assets..................................    26,799,000       22,042,000
Property and equipment, net.....................................     2,472,000        2,218,000
Intangibles and other assets....................................     3,008,000        2,847,000
                                                                  ------------     ------------
          Total assets..........................................  $ 32,279,000     $ 27,107,000
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks..........................................  $  1,919,000     $  1,846,000
Accounts payable................................................     6,238,000        3,309,000
Accrued compensation............................................     1,446,000        1,185,000
Other accrued liabilities.......................................       880,000          426,000
Current portion of long-term debt...............................            --          106,000
Deferred revenue................................................       561,000          256,000
                                                                  ------------     ------------
          Total current liabilities.............................    11,044,000        7,128,000
Deferred revenue................................................        65,000          293,000
Long-term debt..................................................            --          127,000
Other liabilities...............................................        89,000           87,000
                                                                  ------------     ------------
          Total liabilities.....................................    11,198,000        7,635,000
                                                                  ------------     ------------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
  Common stock no par; 50,000,000 shares authorized; 24,492,778
     and 24,320,464 shares issued and outstanding...............    50,546,000       50,024,000
  Accumulated deficit...........................................   (29,284,000)     (30,534,000)
  Cumulative translation adjustment.............................      (181,000)         (18,000)
                                                                  ------------     ------------
          Total shareholders' equity............................    21,081,000       19,472,000
                                                                  ------------     ------------
          Total liabilities and shareholders' equity............  $ 32,279,000     $ 27,107,000
                                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FISCAL YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Revenues:
  Net product revenues..............................  $26,499,000     $16,565,000     $ 9,025,000
  Services revenues.................................   25,891,000      21,976,000      17,989,000
                                                      -----------     -----------     -----------
          Total revenues............................   52,390,000      38,541,000      27,014,000
                                                      -----------     -----------     -----------
Costs and expenses:
  Cost of product revenues..........................   13,218,000       8,722,000       5,445,000
  Cost of services revenues.........................   20,633,000      17,958,000      15,493,000
  Research, development and engineering.............    2,335,000       1,486,000       1,582,000
  Marketing and selling.............................    7,824,000       4,958,000       2,465,000
  General and administrative........................    7,129,000       4,431,000       2,650,000
  Write-off of acquired in-process research and
     development....................................           --       4,723,000              --
                                                      -----------     -----------     -----------
          Total costs and expenses..................   51,139,000      42,278,000      27,635,000
                                                      -----------     -----------     -----------
Income (loss) from operations.......................    1,251,000      (3,737,000)       (621,000)
Other income (expense), net.........................      210,000         211,000         (27,000)
Interest income (expense), net......................     (211,000)         85,000        (203,000)
                                                      -----------     -----------     -----------
Income (loss) before income tax benefit.............    1,250,000      (3,441,000)       (851,000)
Income tax benefit..................................           --              --         136,000
                                                      -----------     -----------     -----------
Net Income (loss)...................................  $ 1,250,000     $(3,441,000)    $  (715,000)
                                                      ===========     ===========     ===========
Net Income (loss) per common and common equivalent
  share.............................................  $      0.05     $     (0.15)    $     (0.04)
                                                      ===========     ===========     ===========
Weighted average common and common equivalent
  shares............................................   25,136,000      23,485,000      19,371,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IDENTIX INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK                        AMOUNT
                                  ---------------------                EQUIVALENT TO   CUMULATIVE
                                   NUMBER OF             ACCUMULATED    GUARANTEED     TRANSLATION
                                    SHARES      AMOUNT     DEFICIT       ESOP DEBT     ADJUSTMENT    TOTAL
                                  -----------  --------  -----------   -------------   ----------   -------
BALANCE JUNE 30, 1994............  18,785,112  $ 32,304   $ (26,448)       $(105)        $   --     $ 5,751
  Sale of common stock under
     stock option plans..........     367,703       579                                                 579
  Sale of common stock in private
     placement...................     500,000     1,351                                               1,351
  Sale of common stock related to
     warrant exercise............   1,701,398     4,703                                               4,703
  Conversion of Sundance note to
     common stock................     166,666       500                                                 500
  Amount equivalent to guaranteed
     ESOP debt...................                                            105                        105
  Net loss for the year..........                              (715)                                   (715)
                                   ----------   -------    --------        -----          -----     -------
BALANCE JUNE 30, 1995............  21,520,879    39,437     (27,163)          --             --      12,274
  Sale of common stock under
     stock option plans..........     679,724     1,569                                               1,569
  Sale of common stock related to
     warrant exercise............   1,295,885     3,559                                               3,559
  Issuance of common stock
     related to acquisition of
     Fingerscan Pty Ltd..........     668,976     5,459                                               5,459
  Issuance of common stock
     related to acquisition
     of Innovative Archival
     Solutions...................     155,000                    70                                      70
  Cumulative translation
     adjustment..................                                                           (18)        (18)
  Net loss for the year..........                            (3,441)                                 (3,441)
                                   ----------   -------    --------        -----          -----     -------
BALANCE JUNE 30, 1996............  24,320,464    50,024     (30,534)          --            (18)     19,472
  Sale of common stock under
     stock option plans..........      66,739       190                                                 190
  Sale of common stock related to
     warrant exercise............     105,575       332                                                 332
  Cumulative translation
     adjustment..................                                                          (163)       (163)
  Net income for the year........                             1,250                                   1,250
                                   ----------   -------    --------        -----          -----     -------
BALANCE JUNE 30, 1997............  24,492,778  $ 50,546   $ (29,284)          --         $ (181)    $21,081
                                   ==========   =======    ========        =====          =====     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents:
  Net income (loss)..................................  $  1,250,000   $ (3,441,000)  $   (715,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by or used for operating
     activities:
     Depreciation....................................     1,096,000      1,045,000        707,000
     Amortization of intangibles.....................       814,000        492,000        523,000
     Amortization of deferred revenue................      (937,000)      (408,000)      (204,000)
     Write-off of acquired in-process research and
       development...................................            --      4,723,000             --
  Changes in assets and liabilities, net of effects
     of acquisitions:
     Accounts receivable.............................    (2,347,000)    (7,966,000)    (4,089,000)
     Accounts receivable from Ascom Hasler...........            --             --        177,000
     Inventories.....................................      (831,000)    (1,719,000)      (283,000)
     Prepaid expenses and other assets...............       (55,000)       253,000       (318,000)
     Accounts payable................................     2,929,000      1,484,000         58,000
     Accrued compensation............................       261,000        169,000         98,000
     Other accrued liabilities.......................       454,000       (299,000)        15,000
     Deferred revenue................................     1,014,000        437,000        172,000
                                                       ------------   ------------   ------------
  Net cash provided by or used for operating
     activities......................................     3,648,000     (5,230,000)    (3,859,000)
                                                       ------------   ------------   ------------
Cash flows used in investing activities:
  Capital expenditures...............................    (1,350,000)    (1,951,000)      (989,000)
  Additions to intangibles and other assets..........      (975,000)      (898,000)      (210,000)
  Cash received in acquisitions......................            --        180,000             --
  Proceeds from sale of property and equipment.......            --             --         14,000
                                                       ------------   ------------   ------------
  Net cash used in investing activities..............    (2,325,000)    (2,669,000)    (1,185,000)
                                                       ------------   ------------   ------------
Cash flow provided by financing activities:
  Borrowings under bank lines of credit..............    16,530,000     14,361,000     14,708,000
  Payments under bank lines of credit................   (16,457,000)   (14,666,000)   (13,254,000)
  Borrowings under long-term note....................            --        318,000             --
  Principal payments on long-term note...............      (233,000)       (85,000)            --
  Proceeds from sale of common stock and warrants,
     net ............................................       522,000      5,128,000      6,633,000
  Other, net.........................................         2,000             --             --
                                                       ------------   ------------   ------------
  Net cash provided by financing activities..........       364,000      5,056,000      8,087,000
                                                       ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents........................................      (163,000)       (18,000)            --
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................     1,524,000     (2,861,000)     3,043,000
Cash and cash equivalents at beginning of year.......       981,000      3,842,000        799,000
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of year.............  $  2,505,000   $    981,000   $  3,842,000
                                                       ============   ============   ============

Supplemental disclosures of cash flow information:

                                                               FISCAL YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Cash paid during the year for interest...............      $206,000       $172,000       $233,000

Non-cash investing and financing activities:

     On June 30, 1995, the Company, at its option, converted a $500,000 note to Sundance Venture Partners, L.P. ("Sundance") into 166,666 shares of the Company's common stock (Note 6).

     On March 26, 1996, the Company acquired Fingerscan Pty Ltd. ("Fingerscan") pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company (Note 2). The acquisition was accounted for as a purchase as follows:

                Cash.............................................  $  156,000
                Accounts receivable..............................     152,000
                Inventory........................................     234,000
                Property and equipment, net......................      23,000
                Intangibles and other assets.....................     581,000
                In-process research and development..............   4,723,000
                                                                   ----------
                                                                   $5,869,000
                                                                   ==========
                Accounts payable and other accruals..............  $  393,000
                Accrued compensation.............................      17,000
                Common stock.....................................   5,459,000
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

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Identix Incorporated (the "Company") designs, manufactures, develops and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) biometric identity verification ("Bio-ID") products that identify an individual through the unique biological characteristics of a fingerprint and (ii) biometric imaging products that capture forensic quality fingerprint images from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC, Inc. ("ANADAC"). To date, the principal geographical markets for the Company's products are the Americas, Asia, Europe and Australia.

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

     Ascom USA Inc., a sister subsidiary of Ascom Hasler AG, a Swiss Company, owned approximately 21.1% of the Company's common stock at June 30, 1997 (Note
6).

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Identix Incorporated and its wholly owned subsidiaries ANADAC and Fingerscan; all significant intercompany balances and transactions have been eliminated in consolidation. In the consolidated statements of operations, the Company has reclassified certain other income and expense accounts for fiscal 1996 and fiscal 1995 to be consistent with fiscal 1997.

REVENUE RECOGNITION

     Revenue from product sales is recognized in accordance with the terms of sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable. Extended service and maintenance contract revenue is deferred and recognized ratably over the life of the service period of the related agreement.

     The majority of the Company's services are performed for the U.S. Government under various cost-reimbursable, time and material and fixed-price contracts. Revenues for cost-plus fixed fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues on fixed-price contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Unbilled accounts receivable at June 30, 1997 represent revenue accrued which becomes billable upon attainment of contract milestones. Provisions for estimated contract losses are recorded in the period such losses are determined.

     Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense, were approximately 77% of total services revenues for fiscal 1997, 78% for fiscal 1996 and 62% for fiscal 1995. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Audits of ANADAC's costs have been completed by the Defense Contract Audit Agency through December 31, 1992. No material adjustments have been made, and ANADAC does not anticipate adjustments for any open years that would have a material effect on the consolidated financial statements.

                              IDENTIX INCORPORATED

MAJOR CUSTOMER AND INTERNATIONAL REVENUES

     In fiscal 1997, the Company had no non-U.S. Government customers that accounted for more than 10% of total revenues. In fiscal 1996 one non-U.S. Government customer in the Company's products business accounted for 14% of total revenues. In fiscal 1995, there were no non-U.S. Government customers that accounted for more than 10% of total revenues.

     Net product revenues included international revenues of $8,178,000 in fiscal 1997, $2,198,000 in fiscal 1996 and $2,904,000 in fiscal 1995.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of the Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and liabilities approximate fair value due to their short maturity.

CONCENTRATION OF CREDIT RISK

     The Company performs on-going credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses which is based upon the expected collectibility of all accounts receivable. Management believes that any risk of loss is significantly reduced due to the Company's substantial number of government customers. The write-off of uncollectible amounts in current and prior years has been insignificant.

     Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash in deposits with major banks in money market securities. The Company, by policy, limits the amount of exposure to any one financial institution.

INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of annual demand is first identified.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Amortization of equipment held under capital leases and leasehold improvements is computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred.

INTANGIBLES AND OTHER ASSETS

     Intangible assets include goodwill, purchased technology, capitalized contract rights and capitalized software development costs. Goodwill and purchased technology are amortized over five to seven years. Capitalized contract rights are amortized over the terms of the related contracts, usually one to five years.

                              IDENTIX INCORPORATED

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts are amortized on a product-byproduct basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Amortization of capitalized software costs is charged to cost of product revenues and cost of services revenues. Research and development expenditures are charged to research and development in the period incurred.

     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology and capitalized software development costs, the Company periodically reviews the recoverability of the assets value by evaluating its products with respect to technological advances, competitive products and the needs of its customers. During fiscal 1997, the Company did not incur any long-lived asset impairment losses.

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

STOCK BASED COMPENSATION

     The Company accounts for its employee and director stock option and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). During 1995, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, effective for fiscal years beginning after December 31, 1995, provides an alternative to APB 25, but allows companies to account for employee and director stock-based compensation under the current intrinsic value method as prescribed by APB 25. The Company has continued to account for its employee and director stock option plans in accordance with APB
25. Additional pro forma disclosures as required under SFAS 123 are presented in
Note 5.

COMPREHENSIVE INCOME

     In June 1997, FAS issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30,

                              IDENTIX INCORPORATED

1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In June 1997, FAS issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method FAS chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's management has not yet completed its assessment of how the "management approach" will impact segment disclosures.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiary uses the local currency as the functional currency. Accordingly, assets and liabilities are translated using exchange rates in effect at the end of the period, and for the operation in the local currency environment, revenue and expense items are translated at average rates of exchange for the period. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of shareholders' equity.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period.

     In February 1997, FAS issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement is effective for the Company's interim period ended December 31, 1997. The statement redefines earnings per share under Generally Accepted Accounting Principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company adopted SFAS No. 128, the Company's basic earnings per share and diluted earnings per share would have been:

                                                                     JUNE 30,
                                                            ---------------------------
                                                            1997       1996       1995
                                                            -----     ------     ------
        Basic Earnings Per Share..........................  $0.05     $(0.15)    $(0.04)
        Diluted Earnings Per Share........................  $0.05     $(0.15)    $(0.04)

     The Company will adopt SFAS No. 128 in the reporting period ending after December 15, 1997.

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

                              IDENTIX INCORPORATED

NOTE 2 -- ACQUISITIONS

FINGERSCAN

     On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets Bio-ID products, pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company. In accordance with the share purchase agreement, the Company issued 668,976 shares of the Company's common stock to the shareholders of Fingerscan. The Company's results for fiscal 1996 include the operations of Fingerscan from the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares of the Company's common stock issued in the acquisition was determined to be $5,459,000 reflecting a 32% discount for certain restrictions related to the resale of the common stock issued to purchase Fingerscan. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to inprocess research and development and $557,000 was allocated to other intangibles including acquired technology. An independent appraisal was performed which used the income approach to determine the fair value of Fingerscan and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology and risks associated with achieving such cash flows. The developmental products acquired were evaluated in context of Interpretation 4 of SFAS No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance with these provisions as technological feasibility had not yet been reached. At the time of acquisition, the in-process research and development charges represented a multiple of approximately 19 times Fingerscan's trailing twelve month research and development expenditures. The Company amortizes the amount allocated to other intangibles including acquired technology over a five-year period.

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

                                                              FISCAL YEAR ENDED JUNE
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        Net revenues......................................  $39,883,000     $29,703,000
        Net income........................................  $   966,000     $   278,000
        Net income per share..............................  $      0.04     $      0.01

IAS

     On June 30, 1996, pursuant to a share purchase agreement, the Company issued 155,000 shares of the Company's common stock to acquire IAS, a privately held company. The acquisition has been accounted for as a pooling of interests. The Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For fiscal 1995, the effects of the combination with IAS were not significant and the Company has not restated the fiscal 1995 consolidated financial statements to include the accounts and operations of IAS.

                              IDENTIX INCORPORATED

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

     Separate net revenues, net income and related per share data amounts of the combined entities for the year ended June 30, 1996 are presented in the following table:

                                    IDENTIX           IAS        ADJUSTMENTS     COMBINED
                                  -----------     -----------    ----------     -----------
        Net revenues............. $37,208,000     $ 2,194,000    $ (861,000)    $38,541,000
        Net income (loss)........ $(3,557,000)        256,000    $ (140,000)    $(3,441,000)
        Net loss per share.......                                               $     (0.15)

NOTE 3 -- BALANCE SHEET DETAIL

                                                                     JUNE 30,
                                                            ---------------------------
                                                               1997            1996
                                                            -----------     -----------
        Accounts receivable:
          Commercial and other............................  $11,855,000     $12,677,000
          United States Government:
             Billed.......................................    5,277,000       2,573,000
             Unbilled.....................................    1,730,000       1,094,000
          Employee receivables............................      441,000         475,000
          Less: allowance for doubtful accounts and sales
             returns......................................     (625,000)       (488,000)
                                                            -----------     -----------
                                                            $18,678,000     $16,331,000
                                                            ===========     ===========
        Inventories:
          Purchased parts and materials...................  $ 3,027,000     $ 2,869,000
          Work-in-process.................................    1,076,000         429,000
          Finished goods, including spares................    1,192,000       1,166,000
                                                            -----------     -----------
                                                            $ 5,295,000     $ 4,464,000
                                                            ===========     ===========
        Property and equipment:
          Manufacturing, test and office equipment........  $ 5,231,000     $ 4,167,000
          Furniture and fixtures..........................    1,194,000       1,118,000
          Leasehold improvements..........................      127,000         244,000
                                                            -----------     -----------
                                                              6,552,000       5,529,000
          Less: accumulated depreciation and
             amortization.................................   (4,080,000)     (3,311,000)
                                                            -----------     -----------
                                                            $ 2,472,000     $ 2,218,000
                                                            ===========     ===========
        Intangibles and other assets:
          Goodwill and deferred acquisition costs.........  $ 1,370,000     $ 1,271,000
          Purchased technology............................    1,334,000       1,334,000
          Capitalized software costs......................    2,367,000       1,652,000
          Less: accumulated amortization..................   (2,516,000)     (1,703,000)
                                                            -----------     -----------
                                                              2,555,000       2,554,000
        Other assets......................................      453,000         293,000
                                                            -----------     -----------
                                                            $ 3,008,000     $ 2,847,000
                                                            ===========     ===========

                              IDENTIX INCORPORATED

NOTE 4 -- LINES OF CREDIT

     The Company has a $5,000,000 bank line of credit (the "Identix Line of Credit") secured by substantially all of the personal property of the Company. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at June 30, 1997). The line of credit expires on October 3, 1997. At June 30, 1997, there were no borrowings and $2,993,000 was available under the Identix Line of Credit. The line of credit agreement contains financial and operating covenants including restrictions on the Company's ability to pay dividends on the Company's common stock.

     ANADAC has a $6,000,000 bank line of credit and outstanding balances bear interest at the bank's prime lending rate (8.50% at June 30, 1997) and are payable upon demand. Available borrowings under the line are based upon eligible accounts receivable. The line of credit expires October 31, 1997. At June 30, 1997, $1,919,000 was outstanding and $3,868,000 was available under the ANADAC Line of Credit. The line of credit agreement includes, among other things, certain financial and operating covenants.

     On August 29, 1997, the Company renegotiated the Identix Line of Credit. The new Identix Line of Credit is a $6,000,000 bank line of credit. Under the new Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable and up to 50% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest. The new Identix Line of Credit expires on August 28, 1998. The new Identix Line of Credit contains financial and operating covenants including restrictions on the Company's ability to pay dividends on the Company's common stock.

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

     On March 26, 1996, the Company issued 668,976 shares to acquire Fingerscan (Note 2).

     On June 30, 1996, the Company issued 155,000 shares to acquire IAS (Note
2).

EMPLOYEE STOCK OPTIONS

     In May 1983, the Company adopted an incentive stock option plan which expired in 1993 ("1983 Plan"). Under the 1983 Plan, the Company reserved a total of 2,000,000 shares of the Company's common stock. In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company's common stock has been reserved for issuance under the 1992 Plan. In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. In October 1996, the Company amended the 1995 Plan so that a total of 1,250,000 shares of the Company's common stock is reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees, including executive officers and consultants. In August 1995, the Company adopted the Non-Employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. A total of 250,000 shares of the Company's common stock is reserved for issuance under the Directors Plan.

     Under the 1983, 1992, and 1995 Plans, options are granted for a period of 10 years, and all grants of incentive stock options must be made at a price at least equal to the then fair market value of the Company's common stock at the date of grant. All grants of nonstatutory stock options must be made at a price of at least

                              IDENTIX INCORPORATED

85% of the then fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of two to five years.

     Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Upon election or appointment, each director of the Company who is not an officer or employee of the Company, receives an option to purchase 10,000 shares of the Company's common stock; provided, however, that if a director was appointed to the Board of Directors after six months of the date of the annual meeting of shareholders at which directors are elected, that director receives an option to purchase 5,000 shares of the Company's common stock. Thereafter, each director receives an option to purchase 10,000 shares of the Company's common stock on the date of the first meeting of the Board of Directors of the Company following the annual meeting of the shareholders at which directors are elected. Options vest quarterly over a one year period from the date of grant.

     Upon the acquisition of ANADAC, the Company assumed the options outstanding under ANADAC's Incentive Stock Option Plan ("ANADAC Plan") obligating the Company to issue up to 544,613 shares of the Company's common stock. The options assumed under the ANADAC Plan are incentive stock options with expirations dates through 2001. All outstanding options were fully vested as of October 23, 1992, the acquisition date, and are subject to antidilution adjustments for stock splits or stock dividends.

     The following table summarizes the Company's stock option activity and related information for the past three years:

                                                            SHARES       OPTIONED      WEIGHTED
                                                           AVAILABLE      SHARES       AVERAGE
                                                           FOR GRANT    OUTSTANDING     PRICE
                                                           ---------    -----------    --------
    BALANCE AT JUNE 30, 1994.............................    241,958     1,679,280      $ 2.22
    Options granted......................................   (241,500)      241,500      $ 3.03
    Options exercised....................................         --      (367,703)     $ 1.47
    Options canceled.....................................     74,173       (74,173)     $ 3.34
    Options canceled and expired.........................    (27,625)      (24,000)     $ 2.32
                                                           ---------     ---------      ------
    BALANCE AT JUNE 30, 1995.............................     47,006     1,454,904      $ 2.48
    Options reserved upon adoption of the 1995 Plan......  1,000,000            --
    Options reserved upon adoption of the Directors
      Plan...............................................    250,000            --
    Options granted......................................   (730,000)      730,000      $ 9.28
    Options exercised....................................         --      (679,724)     $ 2.28
    Options canceled.....................................     29,291       (29,291)     $ 5.93
    Options canceled and expired.........................         --        (8,000)     $ 2.75
                                                           ---------     ---------      ------
    BALANCE AT JUNE 30, 1996.............................    596,297     1,467,889      $ 5.85
    Options authorized upon adoption of amendment
      to 1995 Plan.......................................    250,000            --
    Options granted......................................   (933,350)      933,350      $ 9.31
    Options exercised....................................         --       (66,739)     $ 2.73
    Options canceled.....................................    260,534      (260,534)     $10.55
    Options canceled and expired.........................         --          (150)     $ 4.00
                                                           ---------     ---------      ------
    BALANCE AT JUNE 30, 1997.............................    173,481     2,073,816      $ 6.90
                                                           =========     =========      ======

     As of June 30, 1997 options for approximately 1,211,897 common shares were exercisable under the 1983, 1992, 1995, Directors and ANADAC Plans.

                              IDENTIX INCORPORATED

     The following table summarizes significant option groups outstanding at June 30, 1997 and related weighted average prices and lives as follows:

                            OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
---------------------------------------------------------------------------     ------------------------------
    RANGE OF
    EXERCISE          NUMBER          WEIGHTED AVERAGE     WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
     PRICE            OUTSTANDING      REMAINING LIFE       EXERCISE PRICE      OF SHARES      EXERCISE PRICE
-----------------     -----------     ----------------     ----------------     ---------     ----------------
  $1.33-$3.00           515,360             5.60                $ 2.46           447,683           $ 2.42
  $3.19-$5.31           181,925             6.51                $ 3.26           169,958           $ 3.23
  $7.06-$9.25           725,383             9.06                $ 7.31           383,116           $ 7.22
 $10.06-$12.25          651,148             9.10                $10.96           211,140           $10.99

PRO FORMA DISCLOSURES

     The Company accounts for its stock option plans in conformity with APB 25 and has adopted the additional pro forma disclosure provisions of SFAS 123.

     All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during 1997 and 1996 were $4.85 and $4.83 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                FISCAL YEAR ENDED
                                                                     JUNE 30
                                                               -------------------
                                                               1997           1996
                                                               ----           ----
            STOCK OPTIONS:
            Expected life (years)............................     4              4
            Risk free interest rate..........................  6.32%          5.85%
            Volatility.......................................    60%            60%
            Dividend yield...................................    --             --

     Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been as follows:

                                                             FISCAL YEAR ENDED
                                                                  JUNE 30
                                                         --------------------------
                                                            1997           1996
                                                         ----------     -----------
            Net income (loss):
              As reported..............................  $1,250,000     $(3,441,000)
              Pro forma................................  $ (161,000)    $(3,813,000)
            Net income (loss) per common and common
              equivalent shares:
              As reported..............................  $     0.05     $     (0.15)
              Pro forma................................  $    (0.01)    $     (0.16)

     Because the SFAS 123 pro forma disclosure applies only to options granted subsequent to July 1, 1995, its pro forma effect will not be fully reflected until subsequent years. The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years.

EMPLOYEE STOCK OWNERSHIP PLAN

     The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the common stock allocated

                              IDENTIX INCORPORATED
to participants. The Company's expense for ESOP was $158,000 in fiscal 1997, $183,000 in fiscal 1996 and $148,000 in fiscal 1995.

WARRANTS

     Under certain private transactions authorized by the Board of Directors of the Company from 1992 through 1994, warrants to purchase 395,160 shares of the Company's common stock were issued at exercise prices ranging from $2.125 to $3.75 per share. At June 30, 1997, warrants from these transactions to purchase 65,000 shares of the Company's common stock were outstanding, of which 25,000 expire in September 1997 and 40,000 expire in January 1999.

     On March 18, 1992, the Company issued Sundance a warrant to purchase 25,575 shares of the Company's common stock at $3.00 per share. Sundance exercised the warrant in March 1997 (Note 6).

     In connection with closing the bank line of credit in December 1992, the Company issued to the bank a warrant to purchase 30,000 shares of the Company's common stock at $2.69 per share. The bank exercised the warrant in May 1996.

     Warrants to purchase 2,250,000 shares of the Company's common stock at $3.00 per share were issued as part of a public offering in 1993. Also, as part of the public offering, the Company issued the underwriter a warrant to purchase 45,000 units at an exercise price of $12.00 per unit, each unit consisting of five warrants to purchase common stock and one share of series A Preferred Stock convertible into five shares of common stock. On June 6, 1995, the Company announced that on July 6, 1995 it would redeem, for $0.05 per warrant, all warrants issued in the public offering not exercised by July 5, 1995. All warrants were exercised or redeemed. As part of the warrant redemption, the Company entered into a standby underwriting agreement whereby the underwriter would purchase for $3.00 per share all unexercised warrants related to the warrant redemption. Pursuant to the agreement, the underwriter purchased 3,210 of the unexercised warrants.

     On December 15, 1994, the Company issued warrants to purchase 250,000 shares of its common stock for $3.00 per share, expiring January 27, 1998, to an investment banking firm and certain of its officers and employees for providing services to the Company. The warrant holders exercised the warrants in August 1995.

     At June 30, 1997, warrants to purchase 65,000 shares of the Company's common stock were outstanding.

NOTE 6 -- RELATED PARTY TRANSACTIONS AND CONVERTIBLE DEBT

     On March 18, 1992, the Company entered into a convertible promissory note and warrant purchase agreement with Sundance. Larry J. Wells is a general partner of Anderson and Wells Company, the general partner of Sundance. Mr. Wells became a member of the Company's Board of Directors in May 1992. Under the agreement, the Company received $500,000 from Sundance in exchange for a promissory note. Interest on the note accrued at 10% and was payable quarterly. On June 30, 1995, the Company, at its option, converted the note into 166,666 shares of the Company's common stock. As additional consideration for the note, the Company issued Sundance a warrant to purchase 25,575 shares of the Company's common stock at $3.00 per share (Note 5). The closing price of the Company's common stock on March 18, 1992 was $3.50.

     As of June 30, 1997, Ascom USA Inc. ("Ascom") beneficially owned 5,177,824 or approximately 21.1% of the Company's outstanding common stock (the "Voting Stock"). The Company is a party to a Voting Trust Agreement with Ascom (the "Agreement") whereby Ascom deposited all of its shares of the Company's common stock held by Ascom into a voting trust. The trustee of the voting trust is on the Company's Board of Directors and has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. In consideration for Ascom entering into the Agreement, the Company granted Ascom certain additional registration rights with respect to the Voting Stock, modified certain contractual transfer

                              IDENTIX INCORPORATED
restrictions with respect to the Voting Stock and granted Ascom price protections regarding certain sales of Voting Stock.

     Patrick H. Morton is a member of the Company's Board of Directors and presently owns 38% of Integrated Manufacturing Solutions, Inc. ("IMS"), a manufacturer of integrated circuit boards, that provides manufacturing services to the Company. IMS billed the Company approximately $427,000 in fiscal 1997. Amounts outstanding to IMS at June 30, 1997 were approximately $81,000. The Company did not do business with IMS prior to fiscal 1997.

NOTE 7 -- INCOME TAXES

     The following is a reconciliation between statutory federal income taxes and the provision for income taxes:

                                                                        JUNE 30,
                                                         ---------------------------------------
                                                           1997           1996           1995
                                                         ---------     -----------     ---------
Tax expense (benefit) at statutory rate................  $ 438,000     $(1,204,000)    $(298,000)
State taxes net of federal benefit.....................     80,000              --            --
Release of valuation allowance.........................   (578,000)             --            --
Benefit of operating losses not recognized.............         --       1,174,000       132,000
Other..................................................     60,000          30,000        30,000
                                                         ---------     -----------     ---------
                                                         $      --     $        --     $(136,000)
                                                         ---------     -----------     ---------

     Deferred tax assets (liabilities) comprise the following:

                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       1997            1996
                                                                    -----------     -----------
Federal and state loss and credit carryforwards...................  $ 9,200,000     $ 9,600,000
Depreciation and amortization.....................................       80,000          93,000
Inventory reserves and basis differences..........................      222,000         324,000
Compensation accruals.............................................      244,000         150,000
Accounts receivable and sales reserves............................      237,000          47,000
Other.............................................................      280,000         281,000
                                                                    -----------     -----------
Gross deferred tax assets.........................................   10,263,000      10,495,000
                                                                    -----------     -----------
Unbilled accounts receivable......................................   (1,014,000)       (520,000)
Capitalized software..............................................     (535,000)       (165,000)
Other.............................................................     (283,000)       (187,000)
                                                                    -----------     -----------
Gross deferred tax liabilities....................................   (1,832,000)       (872,000)
                                                                    -----------     -----------
Net deferred tax asset before valuation allowance.................    8,431,000       9,623,000
Deferred tax assets valuation allowance...........................   (8,431,000)     (9,623,000)
                                                                    -----------     -----------
Total net deferred tax asset......................................  $        --     $        --
                                                                    ===========     ===========

     The deferred tax asset valuation allowance is attributed to U.S. Federal, State and foreign deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required.

     As of June 30, 1997, the Company has a federal net operating loss carryforwards of approximately $25.7 million for financial reporting and income tax purposes, which is available to offset future taxable income. The carryforwards expire on various dates through fiscal 2011. Under the Tax
Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or

                              IDENTIX INCORPORATED
limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. As a result of the public offering in January 1993, a change of ownership occurred, causing an annual limitation on the utilization of the net operating loss carryforwards, incurred prior to the ownership change, of approximately $2.5 million.

     During fiscal 1995, the Company realized an income tax benefit of $136,000 related to the application of a loss carryback to recover taxes paid in prior years by ANADAC.

NOTE 8 -- FOREIGN OPERATIONS DATA

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. International Bio-ID sales are distributed through Fingerscan. On March 26, 1996, the Company acquired Fingerscan, the Company's only foreign based sales and service organization. For fiscal 1996, Fingerscan's revenues from unaffiliated customers and identifiable assets were less than 10% of consolidated total revenues and total assets, respectively. In fiscal year 1995, the Company did not have any foreign based sales and service organizations that had more than 10% of consolidated total revenues or total assets, respectively.

                                                          FISCAL YEAR ENDED JUNE 30, 1997
                                                          -------------------------------
            Net revenues from unaffiliated customers:
              North America.............................            $43,152,000
              Asia-Pacific..............................              9,238,000
                                                                    -----------
                                                                    $52,390,000
                                                                    -----------
            Operating results:
              North America.............................            $ 2,994,000
              Asia-Pacific..............................                 30,000
              General corporate expenses................             (1,774,000)
                                                                    -----------
                                                                    $ 1,250,000
                                                                    -----------
            Identifiable assets:
              North America.............................            $26,918,000
              Asia-Pacific..............................              5,361,000
                                                                    -----------
                                                                    $32,279,000
                                                                    -----------

     Intercompany transfers are at prices sufficient to recover a reasonable profit. These transfers are eliminated in the consolidated financial statements. Intercompany transfers of products from North America to other regions were $3,814,000.

NOTE 9 -- COMMITMENTS

LEASES

     The Company currently occupies its headquarters and certain products business facilities under a lease, which expires in April 2001 and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. The Company leases office space for its services business under operating leases expiring at various dates through 2001. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

                              IDENTIX INCORPORATED

     Future minimum lease payments for operating leases are as follows:

                Year ending June 30,
                1998.............................................  $1,675,000
                1999.............................................   1,482,000
                2000.............................................   1,364,000
                2001.............................................     923,000
                Thereafter.......................................          --
                                                                   ----------
                Total............................................  $5,444,000
                                                                   ==========

     Total rental expense under operating leases was $1,788,000, $1,308,000 and $1,135,000 for fiscal 1997, 1996 and 1995, respectively.

NOTE 10 -- CONTINGENT LIABILITIES

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

     On May 31, 1995, Digital Biometric, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On
August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its cost of suit. On January 7, 1997, DBI filed a Notice of Appeal and the matter is now pending before the Federal Circuit Court of Appeals.

NOTE 11 -- SUBSEQUENT EVENT

     On July 23, 1997, pursuant to a share purchase agreement, the Company issued 450,000 shares of the Company's common stock to acquire BA&T, a privately held company located in Kansas City, MO. BA&T develops and markets biometric and "smart" card software applications and solutions and has been an Identix software development partner. The acquisition has been accounted for as a pooling of interests.

     In connection with the acquisition of BA&T, the Company incurred costs of approximately $45,000 primarily for transaction and professional fees, before tax.

                              IDENTIX INCORPORATED

     Pro forma condensed combined statements of operations for the fiscal year ended June 30, 1997 and balance sheets as of June 30, 1997 are presented below. For fiscal 1996 and 1995, the effects of the combination with BA&T were not significant.

CONDENSED COMBINED BALANCE SHEETS AS OF JUNE 30,1997

                                                                BIOMETRIC APPLICATIONS
                                                  IDENTIX           AND TECHNOLOGY           COMBINED
                                                -----------     ----------------------     -----------
Assets:
Current assets................................. $26,799,000           $   66,000           $26,865,000
Property and equipment, net....................   2,472,000               95,000             2,567,000
Other noncurrent assets........................   3,008,000                   --             3,008,000
                                                -----------            ---------           -----------
                                                $32,279,000           $  161,000           $32,440,000
                                                ===========            =========           ===========
Liabilities:
Current liabilities............................ $11,044,000           $  344,000           $11,388,000
Noncurrent liabilities.........................     154,000                   --               154,000
Shareholders' equity...........................  21,081,000             (183,000)           20,898,000
                                                -----------            ---------           -----------
                                                $32,279,000           $  161,000           $32,440,000
                                                ===========            =========           ===========

CONDENSED COMBINED STATEMENTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 1997

Total revenues................................. $52,390,000           $  153,000           $52,543,000
Total costs and expenses.......................  51,139,000              854,000            51,993,000
                                                -----------            ---------           -----------
Operating income (loss)........................   1,251,000             (701,000)              550,000
Other income (expense), net....................      (1,000)             (31,000)              (32,000)
                                                -----------            ---------           -----------
Net income (loss).............................. $ 1,250,000           $ (732,000)          $   518,000
Net income per share...........................                                            $      0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 1997 Annual Meeting of the Shareholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1  FINANCIAL STATEMENTS.
          The information required by this Item appears in Item 8 of this Annual Report on Form 10-K
          Report of Independent Accountants............................................      28
          Consolidated Balance Sheets..................................................      29
          Consolidated Statements of Operations........................................      30
          Consolidated Statements of Shareholders' Equity..............................      31
          Consolidated Statements of Cash Flows........................................      32
          Notes to Consolidated Financial Statements...................................      34

    (a)2  FINANCIAL STATEMENTS SCHEDULES.

          Schedule II     Valuation and Qualifying Accounts and Reserves

    (a)3  EXHIBITS.
           3.1 (2)      Registrant's Amended and Restated Articles of Incorporation, as
                        amended
           3.2 (2)      Registrant's Bylaws, as amended
          10.1 (1)      Identix's 1983 Incentive Stock Option Plan and forms of Incentive
                        Stock Option Agreement and Non-Statutory Stock Option Agreement
          10.2 (2)      Stock Option Agreement dated March 13, 1989 between Identix and Ascom
                        Hasler AG, as amended by Amendment Number 1 thereto dated April 20,
                        1989 and Amendment Number 2 thereto dated August 8, 1989
          10.3 (3)      Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom
                        Hasler AG
          10.4 (4)      Stock Purchase Agreement and Amendment Number 3 to Stock Option
                        Agreement dated December 14, 1990 between Identix and Ascom Hasler AG
          10.5 (5)      Loan Agreement and Amendment Number 4 to Stock Option Agreement dated
                        December 12, 1991 between Identix and Ascom Hasler AG
          10.6 (5)      Convertible Promissory Note and Warrant Purchase Agreement dated March
                        18, 1992, and amended July 29, 1992 between Identix and Sundance
                        Venture Partners, L.P.
          10.7 (5)      Amended and Restated Agreement and Plan of Reorganization and Merger
                        Among Identix Incorporated, ANADAC, Inc. and Identix Acquisition
                        Corporation, dated August 27, 1992
          10.8 (2)      Registrant's 1992 Employee Stock Option Plan and forms of Incentive
                        Stock Option Agreement and Nonqualified Stock Option Agreement
          10.9 (2)      Loan Agreement dated October 30, 1992 between Identix and Ascom Hasler
                        AG
          10.10(2)      Loan and Security Agreement dated January 9, 1991 among Crestar Bank,
                        Defense Systems Concepts, Inc. and ANADAC, as amended August 5, 1992 and October 23, 1992
          10.11(2)      ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock
                        Option Agreement and Nonstatutory Stock Option Agreement
          10.12(6)      Voting Trust Agreement with Respect to Capital Stock of Identix
                        Incorporated among Identix Incorporated, William E. Colby, and Ascom
                        Holding Inc. dated as of September 2, 1994

          10.13 (6)     Amendment No. 5 to Stock Option Agreement among Identix Incorporated,
                        Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2,
                        1994
          10.14 (6)     Amendment to Registration Rights Agreement among Identix Incorporated,
                        Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2,
                        1994
          10.15 (7)     Office Building Lease dated May 18, 1995, between ANADAC, Inc. and
                        Charles Smith Management, Inc.
          10.16 (8)     Office Building Lease dated April 1, 1995 between ANADAC, Inc., and
                        U.S. AIR, Inc.
          10.17 (8)     Office Building Lease dated July 27, 1995 between ANADAC, Inc., and
                        Third Gould Limited Liability Company
          10.18 (8)     Registrant's 1995 Equity Incentive Plan
          10.19 (8)     Registrant's 1995 Nonemployee Directors Stock Option Plan
          10.20 (8)     Letter Agreement dated July 28, 1995 between Identix and Ascom Holding
                        Inc.
          10.21 (9)     AEGIS Combat Ship Building Contract Program
          10.22(10)     The fourth Amendment to Lease Agreement Dated June 15, 1988 for the
                        Company's corporate offices and manufacturing facility.
          10.23(10)     Security and Loan Agreement between the Company and Imperial Bank dated October 4, 1996.
          10.24(11)     December 1996 Amendment to Loan and Security Agreement between ANADAC, a wholly owned subsidiary of the Company, and Crester Bank dated
                        December 2, 1996.
          10.25(11)     Amended and Restated Revolving Note Agreement between ANADAC, a wholly owned subsidiary of the Company, and Crestar Bank dated December 2,
                        1996.
          11.1          Statement of Computation of Earnings Per Share
          23.1          Consent of Price Waterhouse LLP, Independent Accountants
          24.1          Power of Attorney
          27.1          Financial Data Schedule

---------------

                   Incorporated by reference to registrant's registration statement no.
           (1)     29-95551.
                   Incorporated by reference to registrant's registration statement no.
           (2)     33-55074.
           (3)     Incorporated by reference to the July 24, 1990 Form 8-K.
           (4)     Incorporated by reference to the December 14, 1990 Form 8-K.
           (5)     Incorporated by reference to the June 30, 1992 Form 10-K.
           (6)     Incorporated by reference to the September 30, 1994 Form 10-Q.
           (7)     Incorporated by reference to the March 31, 1995 Form 10-Q.
           (8)     Incorporated by reference to the June 30, 1995 Form 10-K.
           (9)     Incorporated by reference to the September 30, 1995 Form 10-Q.
          (10)     Incorporated by reference to the September 30, 1996 Form 10-Q.
          (11)     Incorporated by reference to the December 31, 1996 Form 10-Q.
    (b)   REPORTS ON FORM 8-K:
          No reports on Form 8-K were filed by the Company during the three months ended June
          30, 1997.

                              IDENTIX INCORPORATED

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               BALANCE AT     ADDITIONS
                                               BEGINNING      CHARGED TO                     BALANCE AT
                 DESCRIPTION                   OF PERIOD       EXPENSE       DEDUCTIONS     END OF PERIOD
---------------------------------------------  ----------     ----------     ----------     -------------
Inventory Reserve:
Year ended June 30, 1995.....................   $ 147,000      $ 95,000       $     --        $ 242,000
                                                 ========      ========       ========         ========
Year ended June 30, 1996.....................   $ 242,000      $177,000       $ 75,000        $ 344,000
                                                 ========      ========       ========         ========
Year ended June 30, 1997.....................   $ 344,000      $284,000       $ 65,000        $ 563,000
                                                 ========      ========       ========         ========
Allowance for Doubtful Accounts:
Year ended June 30, 1995.....................   $ 519,000      $  5,000       $177,000        $ 347,000
                                                 ========      ========       ========         ========
Year ended June 30, 1996.....................   $ 347,000      $238,000       $ 97,000        $ 488,000
                                                 ========      ========       ========         ========
Year ended June 30, 1997.....................   $ 488,000      $500,000       $363,000        $ 625,000
                                                 ========      ========       ========         ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 22nd day of September 1997.

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

          /s/ RANDALL C. FOWLER               President, Chief Executive
------------------------------------------    Officer and Director
            Randall C. Fowler                 (Principal Executive
                                              Officer)                      September 22, 1997

          /s/ JAMES P. SCULLION               Executive Vice President,
------------------------------------------    Chief Financial Officer and
            James P. Scullion                 Secretary (Principal
                                              Financial and Accounting
                                              Officer)                      September 22, 1997

          /s/ RANDALL HAWKS, JR.              Director
------------------------------------------
            Randall Hawks, Jr.                                              September 22, 1997

          /s/ PATRICK H. MORTON               Director
------------------------------------------
            Patrick H. Morton                                               September 22, 1997

            /s/ FRED U. SUTTER                Director
------------------------------------------
              Fred U. Sutter                                                September 22, 1997

         /s/ HARRISON N. WALTHER              Director
------------------------------------------
           Harrison N. Walther                                              September 22, 1997

            /s/ LARRY J. WELLS                Director
------------------------------------------
              Larry J. Wells                                                September 22, 1997

              /s/ ED ZSCHAU                   Director
------------------------------------------
                Ed Zschau                                                   September 22, 1997

                              IDENTIX INCORPORATED

                             1996 FORM 10-K REPORT

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
   NO.                                    DESCRIPTION                                   PAGES
----------  -----------------------------------------------------------------------  ------------
 3.1 (2)    Registrant's Amended and Restated Articles of Incorporation, as
            amended................................................................       --
 3.2 (2)    Registrant's Bylaws, as amended........................................       --
10.1 (1)    Identix's 1983 Incentive Stock Option Plan and forms of Incentive Stock
            Option Agreement and Non-Statutory Stock Option Agreement..............       --
10.2 (2)    Stock Option Agreement dated March 13, 1989 between Identix and Ascom
            Hasler AG, as amended by Amendment Number 1 thereto dated April 20,
            1989 and Amendment Number 2 thereto dated August 8, 1989...............       --
10.3 (3)    Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom
            Hasler AG..............................................................       --
10.4 (4)    Stock Purchase Agreement and Amendment Number 3 to Stock Option
            Agreement dated December 14, 1990 between Identix and Ascom Hasler
            AG.....................................................................       --
10.5 (5)    Loan Agreement and Amendment Number 4 to Stock Option Agreement dated
            December 12, 1991 between Identix and Ascom Hasler AG..................       --
10.6 (5)    Convertible Promissory Note and Warrant Purchase Agreement dated March
            18, 1992, and amended July 29, 1992 between Identix and Sundance
            Venture Partners, L.P..................................................       --
10.7 (5)    Amended and Restated Agreement and Plan of Reorganization and Merger
            Among Identix Incorporated, ANADAC, Inc. and Identix Acquisition
            Corporation, dated August 27,1992......................................       --
10.8 (2)    Registrant's 1992 Employee Stock Option Plan and forms of Incentive
            Stock Option Agreement and Nonqualified Stock Option Agreement.........       --
10.9 (2)    Loan Agreement dated October 30, 1992 between Identix and Ascom Hasler
            AG.....................................................................       --
10.10(2)    Loan and Security Agreement dated January 9, 1991 among Crestar Bank,
            Defense Systems Concepts, Inc. and ANADAC, as amended August 5, 1992
            and October 23, 1992...................................................       --
10.11(2)    ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock
            Option Agreement and Nonstatutory Stock Option Agreement...............       --
10.12(6)    Voting Trust Agreement with Respect to Capital Stock of Identix
            Incorporated among Identix Incorporated, William E. Colby, and Ascom
            Holding Inc. dated as of September 2,1994..............................       --
10.13(6)    Amendment No. 5 to Stock Option Agreement among Identix Incorporated,
            Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2,
            1994...................................................................       --
10.14(6)    Amendment to Registration Rights Agreement among Identix Incorporated,
            Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2,
            1994...................................................................       --
10.15(7)    Office Building Lease dated May 18, 1995, between ANADAC, Inc. and
            Charles Smith Management,Inc...........................................       --
10.16(8)    Office Building Lease dated April 1, 1995 between ANADAC, Inc., and
            U.S. AIR, Inc..........................................................       --
10.17(8)    Office Building Lease dated July 27, 1995 between ANADAC, Inc., and
            Third Gould Limited Liability Company..................................       --
10.18(8)    Registrant's 1995 Equity Incentive Plan................................       --
10.19(8)    Registrant's 1995 Nonemployee Directors Stock Option Plan..............       --

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
   NO.                                    DESCRIPTION                                   PAGES
----------  -----------------------------------------------------------------------  ------------
10.20 (8)   Letter Agreement dated July 28, 1995 between Identix and Ascom Holding
            Inc....................................................................       --
10.21 (9)   AEGIS Combat Ship Building Contract Program............................       --
10.22(10)   The fourth Amendment to Lease Agreement Dated June 15, 1988 for the
            Company's corporate offices and manufacturing facility.................       --
10.23(10)   Security and Loan Agreement between the Company and Imperial Bank dated
            October 4, 1996........................................................       --
10.24(11)   December 1996 Amendment to Loan and Security Agreement between ANADAC, a wholly owned subsidiary of the Company, and Crester Bank dated
            December 2, 1996.......................................................       --
10.25(11)   Amended and Restated Revolving Note Agreement between ANADAC, a wholly owned subsidiary of the Company, and CrestarBank dated December 2,
            1996...................................................................       --
11.1        Statement of Computation of Earnings Per Share.........................       --
23.1        Consent of Price Waterhouse LLP, Independent Accountants...............       --
24.1        Power of Attorney......................................................       --
27.1        Financial Data Schedule................................................       --

---------------

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

 (6) Incorporated by reference to the September 30, 1994 Form 10-Q.

 (7) Incorporated by reference to the March 31, 1995 Form 10-Q.

 (8) Incorporated by reference to the June 30, 1995 Form 10-K.

 (9) Incorporated by reference to the September 30, 1995 Form 10-Q.

(10) Incorporated by reference to the September 30, 1996 Form 10-Q.

(11) Incorporated by reference to the December 31, 1996 Form 10-Q.