Form 10-Q
period 1997-09-30
IDENTIX INC
filed 1997-11-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)
  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange ---- Act of 1934.


For the quarterly period ended September 30, 1997 or

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

                       25,010,111 shares of Common Stock
                             as of October 31, 1997

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,        JUNE 30,
                                                                         1997               1997
                                                                     ------------       ------------
                                                                     (UNAUDITED)

ASSETS
   Current assets:
     Cash and cash equivalents                                       $  1,165,000       $  2,510,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $671,000 and $625,000                      21,886,000         18,737,000
     Inventories                                                        5,983,000          5,295,000
     Prepaid expenses and other assets                                    738,000            323,000
                                                                     ------------       ------------
        Total current assets                                           29,772,000         26,865,000

   Property and equipment, net                                          2,457,000          2,567,000
   Intangibles and other assets                                         3,057,000          3,008,000
                                                                     ------------       ------------
          Total assets                                               $ 35,286,000       $ 32,440,000
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to banks                                          $  2,692,000       $  1,919,000
     Accounts payable                                                   6,818,000          6,314,000
     Accrued compensation                                               1,760,000          1,515,000
     Other accrued liabilities                                          1,436,000          1,079,000
     Deferred revenue                                                   1,007,000            561,000
                                                                     ------------       ------------
        Total current liabilities                                      13,713,000         11,388,000

   Deferred revenue                                                        52,000             65,000
   Other liabilities                                                       89,000             89,000
                                                                     ------------       ------------
        Total liabilities                                              13,854,000         11,542,000
                                                                     ------------       ------------

   Commitments and contingencies (Note 5)

   Shareholders' equity:
     Common stock, no par; 50,000,000 shares authorized;
        24,988,861 and 24,942,778 shares issued and outstanding        51,388,000         51,283,000
     Accumulated deficit                                              (29,678,000)       (30,204,000)
     Cumulative translation adjustment                                   (278,000)          (181,000)
                                                                     ------------       ------------
        Total shareholders' equity                                     21,432,000         20,898,000
                                                                     ------------       ------------
          Total liabilities and shareholders' equity                 $ 35,286,000       $ 32,440,000
                                                                     ============       ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  1997               1996
                                              ------------       ------------

Revenues:
   Net product revenues                       $  8,907,000       $  6,379,000
   Services revenues                             9,943,000          5,700,000
                                              ------------       ------------
     Total revenues                             18,850,000         12,079,000
                                              ------------       ------------

Costs and expenses:
   Cost of product revenues                      4,136,000          3,372,000
   Cost of services revenues                     8,564,000          4,650,000
   Research, development and engineering         1,037,000            537,000
   Marketing and selling                         2,206,000          1,666,000
   General and administrative                    2,404,000          1,768,000
                                              ------------       ------------


     Total costs and expenses                   18,347,000         11,993,000
                                              ------------       ------------

Income from operations                             503,000             86,000
Other income (expense), net                         44,000             (9,000)
Interest income (expense), net                     (21,000)           (67,000)
                                              ------------       ------------

Net income                                    $    526,000       $     10,000
                                              ============       ============


Net income per common and
  common equivalent share                     $       0.02       $       0.00
                                              ============       ============

Weighted average common
  and common equivalent shares                  25,625,000         25,572,000
                                              ============       ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              FOR THE THREE MONTH PERIOD
                                                                  ENDED SEPTEMBER 30,
                                                            -----------------------------
                                                                1997              1996
                                                            -----------       -----------
Cash flows from operating activities:
  Net income                                                $   526,000       $    10,000
Adjustments to reconcile net income to net
  cash used for operating activities:
  Depreciation and amortization                                 557,000           461,000
  Amortization of deferred revenue                             (332,000)         (147,000)
  Changes in assets and liabilities:
     Accounts receivable                                     (3,149,000)       (3,058,000)
     Inventories                                               (688,000)          792,000
     Prepaid expenses and other assets                         (415,000)         (288,000)
     Accounts payable                                           504,000          (569,000)
     Accrued compensation                                       245,000           (73,000)
     Other accrued liabilities                                  357,000           399,000
     Deferred revenue                                           765,000           123,000
                                                            -----------       -----------

Net cash used for operating activities                       (1,630,000)       (2,350,000)
                                                            -----------       -----------

Cash flows used for investing activities:
  Capital expenditures                                         (205,000)         (639,000)
  Additions to intangibles and other assets                    (291,000)         (245,000)
  Cash received in acquisitions                                    --               6,000
                                                            -----------       -----------

Net cash used for investing activities                         (496,000)         (878,000)
                                                            -----------       -----------

Cash flows provided by financing activities:
  Borrowings under bank lines of credit                       3,688,000         6,178,000
  Payments under bank lines of credit                        (2,915,000)       (3,726,000)
  Principal payments on long-term note                             --             (27,000)
  Proceeds from sale of common stock and warrants, net          105,000             7,000
  Other, net                                                       --               2,000
                                                            -----------       -----------

Net cash provided by financing activities                       878,000         2,434,000
                                                            -----------       -----------

Effects of exchange rate changes on cash
  and cash equivalents                                          (97,000)           24,000
                                                            -----------       -----------

Net decrease in cash and cash equivalents                    (1,345,000)         (770,000)

Cash and cash equivalents at beginning of period              2,510,000           981,000
                                                            -----------       -----------

Cash and cash equivalents at end of period                  $ 1,165,000       $   211,000
                                                            ===========       ===========


       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1998.

        The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Fingerscan Pty Limited ("Fingerscan") and Biometric Applications and Technologies, Inc. ("BA&T"). The Company acquired Fingerscan on March 26, 1996. The Company accounted for the acquisition of Fingerscan as a purchase. The Company acquired BA&T on July 23, 1997. The Company accounted for the acquisition of BA&T as a pooling of interests. Accordingly, the consolidated statement of operations and consolidated statement of cash flows for the three month period ended September 30, 1996 have been restated to include the accounts and results of operations of BA&T and the consolidated balance sheet as of June 30, 1997 has been restated to include the accounts and results of operations of BA&T. In addition, the Company acquired Innovative Archival Solutions, Inc. ("IAS") on June 30, 1996. The Company accounted for the acquisition of IAS as a pooling of interests. On October 1, 1996, IAS was merged into Identix. All significant intercompany balances and transactions have been eliminated in consolidation.

2.      INVENTORIES

        Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:

                                                        SEPTEMBER 30,        JUNE 30,
                                                            1997               1997
                                                        -----------        -----------

    Purchased parts and materials                        $2,585,000         $3,027,000
    Work-in-process                                       1,850,000          1,076,000
    Finished goods, including spares                      1,548,000          1,192,000
                                                        -----------        -----------
                                                         $5,983,000         $5,295,000

3.      NET INCOME PER SHARE

        Net income per common and common equivalent share is computed using the weighted average number of common shares outstanding during the period after considering the effect of common stock options and warrants under the treasury method. Common stock options and warrants have been excluded from the computation when their effect is anti-dilutive.

        In February 1997, the Financial Accounting Standards Board ("FAS") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement is effective for the Company's interim period ended December 31, 1997. The statement redefines earnings per share under Generally Accepted Accounting Principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 would not have a material impact on the Company's earnings per share for the three month period ended September 30, 1997.

4.      RECENT ACCOUNTING PRONOUNCEMENTS

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

        In June 1997, FAS issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method FAS chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's management has not yet completed its assessment of how the "management approach" will impact segment disclosures.

5.      CONTINGENT LIABILITIES

        The Company has been named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California laws. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimated expenses in connection with the lawsuit. The Company and its officers deny the allegations and will vigorously pursue resolution of the claims.

        On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal. Oral argument on that appeal was held before the Federal Circuit Court of Appeals on October 8, 1997 and the matter is under consideration by the Court.

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Identix Incorporated ("Identix" or "the Company") designs, develops, manufactures and markets comprehensive solutions for the capture or comparison of fingerprints for security, fraud prevention, law enforcement and other applications. Identix's products are classified into two groups: (i) biometric identity verification ("Bio-ID") products that verify the identify of an individual through the unique biological characteristics of a fingerprint and
(ii) biometric imaging products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company's principal Bio-ID products are TouchNet II*, TouchSafe II*, TouchLock II*, TouchClock II*, TouchBlock II*. The Company's principal biometric imaging products are TouchPrint 600*, TouchView II*, I(3) Workstation* and DocuColor*. The Company provides information technology, engineering and management consulting services to private and public sector clients through a wholly owned subsidiary, ANADAC, Inc. ("ANADAC"). ANADAC's services support the development, installation, integration, and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

On March 26, 1996, the Company acquired Fingerscan Pty Limited ("Fingerscan"), a privately held Australian-based company that designs and markets Bio-ID products. Fingerscan had been a long-standing Identix OEM partner integrating Identix fingerprint identification technology into Fingerscan's fingerprint identity and verification products and systems. The acquisition was accounted for as a purchase. Accordingly, the Company's financial statements include the results of Fingerscan from the date of acquisition.

On June 30, 1996, the Company acquired Innovative Archival Solutions, Inc. ("IAS"), a privately held company which provides fingerprinting services using the Company's biometric imaging products. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's fiscal 1996 consolidated financial statements include the accounts and results of operations of IAS. For the periods prior to fiscal 1996, the effects of the combination with IAS were not significant, and the Company has not restated those years to include the accounts and operations of IAS. On October 1, 1996, IAS was merged into Identix.

On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T"), a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software with Identix's Bio-ID products. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's fiscal 1997 consolidated financial statements include the accounts and results of operations of BA&T. For the periods prior to fiscal 1997, the effects of the combination with BA&T were not significant, and the Company has not restated those years to include the accounts and results of operations of BA&T.

On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. As of October 1, 1997, the business of IAS is being conducted through the joint venture.

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


---------- (*) The Company's has adopted TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock II(TM), TouchPrint 600(TM), TouchView II(TM), I(3) Workstation(TM) and DocuColor(R) as trademarks.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RESULTS OF OPERATIONS

Revenues

Revenues for the three month period ended September 30, 1997 were $18,850,000 compared to $12,079,000 for the same period in the prior fiscal year. For the three month period ended September 30, 1997 the increase in revenues of 56% is due to increases in the Company's net product revenues and services revenues.

The Company's net product revenues were $8,907,000 for the three month period ended September 30, 1997 compared to $6,379,000 for the same period in the prior fiscal year. For the three month period ended September 30, 1997, the increase in net product revenues of 40% was due to increase shipments of both the Company's biometric imaging and Bio-ID product lines. International sales accounted for $2,537,000 or 28% of the Company's net product revenues for the three month period compared to $1,265,000 or 20% for the same period in the prior fiscal year. The increase is due to the increase of Bio-ID sales through Fingerscan and increased international biometric imaging product sales. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Fingerscan which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The overall impact of currency fluctuations on operating results was not significant for the three month period ended September 30, 1997. For the three month period ended September 30, 1997, the Company's net products revenue included one customer that accounted for 12% of total revenues. For the three month period ended September 30, 1996, the Company's net products revenue included a different customer that accounted for 15% of total revenues.

The Company's services revenues were $9,943,000 for the three month period ended September 30, 1997 compared to $5,700,000 for the same period in the prior fiscal year. The increase in services revenues of 74% for the three month period ended September 30, 1997 was due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows government agencies to purchase, without a formal competitive bid process, the Company's services and products as well as third party services and products at agreed upon rates and prices, respectively. The Company and the General Services Administration negotiate the rates and prices annually or as new services or products are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three month period ended September 30, 1997, revenues directly from the DOD and from other U. S. government agencies accounted for 87% of the Company's total services revenues compared to 76% for the same period in the prior fiscal year. The increase is due to U.S. government agency purchases through the GSA contract.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 22% of its services revenues for the three month period ended September 30, 1997, compared to 45% for the same period in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due to the increase in third party services purchased through the GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three month period ended September 30, 1997, the Company derived approximately 25% of its services revenues from T&M and FFP contracts compared to 34% for the same period in the prior fiscal year. The decrease in the percentage of services revenues generated by T&M and FFP contracts is due to the increase in third party services purchased through the GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company has experienced a shift in its contract base from CPFF to T&M and FFP type contracts. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing an audit by the Defense Contract Audit Agency for the period from January 1, 1993 to June 30, 1995.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Gross Margin

Gross margin on net product revenues was 54% for the three month period ended September 30, 1997 as compared to 47% for the same period in the prior fiscal year. The increase in gross margin was primarily due to (i) the favorable product mix of higher gross margin products, (ii) cost reductions in certain components of the biometric imaging and Bio-ID product lines and (iii) increased manufacturing efficiencies resulting from the increase in unit volume. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and competition in the industry.

Gross margin on services revenues was 14% for the three month period ended September 30, 1997 as compared to 18% for the same period in the prior fiscal year. The decrease in gross margin was primarily due to an increase in third party services purchased through the GSA contract maintained by ANADAC. When the Company sells third party services through the GSA contract, the Company earns a fee based on a percentage of the third party services purchased. The fee earned on third party services is typically less than the fee earned on services directly provided by the Company.

Research, Development and Engineering

Research, development and engineering expenses were $1,037,000 or 12% of net product revenues for the three month period ended September 30, 1997 compared to $537,000 or 8% of net product revenues for the same period in the prior fiscal year. For the three month period ended September 30, 1997, the Company had no research, development and engineering expenditures funded by customers compared to $125,000 for the same period in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products including BA&T's Bio-ID software application suites. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in future fiscal 1998 quarters.

Marketing and Selling

Marketing and selling expenses were $2,206,000 or 12% of total revenues for the three month period ended September 30, 1997 compared to $1,666,000 or 14% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses is due to the increased staffing and expenses to
(i) promote the Company's products and services, (ii) expand international sales and distribution and (iii) expand its customer service organization.

General and Administrative

General and administrative expenses were $2,404,000 or 13% of total revenues for the three month period ended September 30, 1997 compared to $1,768,000 or 15% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations including BA&T's operations and to an increase in litigation reserves and expenses to $423,000 for the three months ended September 30, 1997 compared to $328,000 in the same period in the prior fiscal year.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Other Income and Expense

For the three month period ended September 30, 1997 other income was $44,000 compared to other expense of $9,000 for the same period in the prior fiscal year.

Net Interest Expense

Net interest expense was $21,000 for the three month period ended September 30, 1997 compared to $67,000 for the same period in the prior fiscal year. The difference was due to reduced borrowings under the Company's lines of credit during the three month period ended September 30, 1997 compared to the same period in the prior fiscal year.

During the three month period ended September 30, 1997, the weighted average interest rate paid by the Company on its borrowings under line of credit (the "Identix Line of Credit") was 8.5%. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during the three-month period ended September 30, 1997 was 8.5%.


LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the three months ended September 30, 1997 primarily from its existing working capital at June 30, 1997 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of September 30, 1997, the Company's principal sources of liquidity consisted of $16.1 million of working capital including $1.2 million in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $6,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and may borrow up to 50% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at September 30, 1997). The line of credit expires on August 28, 1998. At September 30, 1997, $1,600,000 was outstanding and $4,400,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at September 30, 1997). The line of credit expired on October 31, 1997. At September 30, 1997, $1,092,000 was outstanding and $4,712,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants. ANADAC has entered into a new bank line of credit with the same bank to replace the ANADAC line of credit. The new line of credit is a $6,000,000 line of credit secured by ANADAC'S accounts receivable and certain other assets. Under the new line of credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest. The new line of credit expires on November 30, 1998.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

The Company's operating activities used cash of $1,630,000 during the three months ended September 30, 1997. Net income of $526,000 and increases in deferred revenue of $765,000 and accounts payable of $504,000 were offset by increases in accounts receivable of $3,149,000 and inventory of $688,000. The increase in deferred revenue was primarily due to an increase in the number of live-scan systems under maintenance contracts. The increase in accounts payable was due to financing the increase in inventories and timing of vendor payments. The increase in accounts receivable was due primarily to an increase in total revenues and the increase in inventories was due primarily to the stocking of certain inventory for the Company's Bio-ID and biometric imaging product lines.

Net cash used in investing activities during the three months ended September 30, 1997 was $496,000 due primarily to purchases of property and equipment of $205,000 and additions to intangibles and other assets of $291,000.

Net cash provided by financing activities during the three months ended September 30, 1997 was $878,000 due primarily to increased net borrowings against the Company's lines of credit.

Identix did not have any material capital expenditure commitments as of September 30, 1997.

The Company believes that cash flow from operations together with existing working capital and two bank lines of credit maintained by the Company will be adequate for the Company's cash requirements for fiscal 1998. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISK FACTORS

        The Company's future operation, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Report on Form 10-Q for the three month period ended September 30, 1997, or in other reports, press releases or other statements issued from time to time.

FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. A majority of the Company's revenues are derived from the sale of products and services either directly to governmental agencies or original equipment manufacturers ("OEMs"), systems integrators or resellers who sell products and services to government agencies. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold and the mix of product sales by distribution channels; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and T&M contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may differ from the expectations of securities analysts and investors, which could adversely affect the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

        Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-ID products and biometric imaging products. These products represent new technologies, which have not gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification, which has only been used in limited applications to date. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products and publicity regarding these products. Public objections have been raised as to the use of biometric products for some applications on civil liberties grounds. The Company's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric imaging products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that the Company's products will gain wide market acceptance in these markets. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's Bio-ID products fail to gain wide market acceptance, or biometric imaging products lose market share, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. For example, other companies are developing currently or have developed other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure, which could significantly reduce the potential market for the Company's products if widely adopted. In addition, several companies, including Philips Electronics N.V., Harris Corporation, Sony Corporation, SGS-Thomson Microelectronics, Inc. and Veridicom, Inc., are developing semiconductor or optically-based direct contact fingerprint image capture devices that could compete directly with the Company's Bio-ID image capture devices. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods. The Company believes that in an effort to remain competitive in the future it will need to invest increasing financial resources in research and development.

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

DEPENDENCE ON STRATEGIC RELATIONSHIPS FOR PRODUCT DISTRIBUTION

        The Company's strategy for the distribution of certain of its products requires entering into various strategic relationships with OEMs, systems integrators and resellers. Some of these relationships are formalized in agreements; however, such agreements are often terminable with little or no notice, and subject to periodic amendment. Although the Company believes that the OEMs, systems integrators and resellers with which it works have an economic motivation to promote or use the Company's products, the amount and timing of resources to be devoted to these activities are not within the control of the Company. There can be no assurance that such parties will actively promote the Company's products or pursue installations which use the Company's equipment, that any distribution or other arrangements with the Company will not be terminated or renegotiated or that the Company will derive any revenues from such arrangements. The Company intends to continue to seek strategic relationships to distribute and sell certain of its products. There can be no assurance that the Company will be able to negotiate acceptable strategic relationships in the future or that current or future strategic relationships will be successful.

PUBLIC AGENCY CONTRACT CONSIDERATIONS

        A majority of the Company's revenues are derived from the sale of products and services either directly to governmental agencies or to OEMs, systems integrators or resellers who sell products to government agencies. Government agencies frequently require provisions in contracts that are not standard in private commercial transactions, such as bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty if funding for the contract is no longer available or is not obtained. As public agencies, the Company's prospective customers are also subject to public agency contract requirements, which vary from jurisdiction to jurisdiction. Future sales to public agencies will depend on the Company's ability to meet public agency contract requirements, certain of which may be onerous or even impossible for the Company to satisfy. In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically contain provisions that permit cancellation in the event that funds are unavailable to the public agency. There can be no assurance that the Company will be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases will not result from protests initiated by losing bidders.

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

        During the three months ended September 30, 1997 and fiscal 1997, the Company derived approximately 87% and 77%, respectively, of its services revenue directly from contracts relating to the DOD and other U.S. Government agencies. Loss of any material government contract due to budget cuts or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

        During the three months ended September 30, 1997 and fiscal 1997, the Company derived approximately 25% and 46%, respectively, of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns.

        The Company anticipates that revenues from FFP and T&M contracts will continue to represent a significant percentage of its total services revenues. The Company assumes greater performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing an audit for the period from July 1, 1992 to June 30, 1995. While the Company believes that the results of the ANADAC audit will have no material effect on the Company's revenues, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

        During the three months ended September 30, 1997 and fiscal 1997, the Company's net product revenues from international sales were 28% and 31%, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

        The Company's international sales are denominated in U.S. dollars, except sales by Fingerscan which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

DEPENDENCE ON LARGE ORDERS BY CUSTOMERS

        The Company's revenues have principally consisted, and will continue to consist principally, of large orders from a limited number of customers. While the individual customers may vary from period to period, the Company is nevertheless dependent upon these large orders for a substantial portion of its total revenues. There can be no assurance that the Company will be able to obtain large orders on a consistent basis. The Company's inability to obtain sufficient large orders would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from the expectations of securities analysts, which could adversely affect the trading price of the Company's common stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH ACQUISITIONS

        As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired Fingerscan in March 1996, IAS in June 1996 and BA&T in July 1997. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of the Company's equity. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

RISK OF PRODUCT DEFECTS AND FAILURE TO MEET PERFORMANCE CRITERIA

        Complex products such as those offered by the Company may contain undetected or unresolved defects or may fail initially to meet customers' performance criteria when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects or performance flaws will not be found in new products or new versions of products following commercial release or that performance failures will not result, causing loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. In addition, the failure of products to meet performance criteria could result in delays in recognition of revenue and higher operating expenses during the period required to correct such defects. There is a risk, that for unforeseen reasons, the Company may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail to work or meet strict performance criteria. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does carry product liability insurance, but there can be no assurance that existing coverage is adequate for current operations or will be adequate for future operations. The Company's business could be materially and adversely affected by the assertion of product liability claims.

PROTECTION OF PROPRIETARY TECHNOLOGY

        The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of such technology. The Company holds United States and foreign patents covering certain of its products and technologies and has other patent applications pending. Identix has an ongoing policy of filing patent applications to seek protection for novel features of its products.

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

There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

        Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity, of other parties' proprietary rights. For example, the Company is engaged in litigation with a competitor regarding the scope of a competitor's patent. If the outcome of any such litigation is adverse to the Company, its business, financial condition and results of operations could be materially and adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on the scope or validity of the Company's patents.

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

RISKS ASSOCIATED WITH MANAGING EXPANSION OF OPERATIONS

        The Company has experienced substantial growth in recent years and believes that in order to be successful it must continue to grow rapidly. In order to grow rapidly, the Company will be required to expand, train and manage its employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require the Company to implement and improve operational, financial and management information procedures and controls. The Company competes with some of the major technology, consulting and software companies in seeking to attract qualified personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage effectively any significant growth it experiences and to hire or assimilate new personnel necessary to pursue its growth strategy. Any failure to adequately manage growth could materially and adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE UPON SOLE AND LIMITED SOURCES OF SUPPLY; RISKS ASSOCIATED WITH IMPLEMENTATION OF LARGER SCALE MANUFACTURING CAPABILITIES

        Certain of the components included in the Company's products are obtained from a single source or a limited group of suppliers, the most important of which are the charge coupled devices and application specific integrated circuits ("ASICs") for the Bio-ID products and the charge coupled devices for the biometric imaging products. The Company has no long term agreements with any of its suppliers. Although the Company seeks to reduce dependence on these sole and limited sources of suppliers, the partial or complete loss of certain of these sources or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers. This may require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months of inventory on sole source components, it may take the Company several months to locate alternative suppliers if required, and/or to re-tool its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

        Historically, the volume of the Company's production requirements for the law enforcement and public sectors has not placed significant capacity constraints on the Company's manufacturing and assembling capabilities. However, as the Company begins to market its products for potentially larger volume commercial applications, the Company may be required to fulfill larger orders in a short period of time and to implement measures to decrease product costs. There can be no assurance that the Company will be able to scale-up its manufacturing and assembling capacities to fulfill such orders and to decrease manufacturing costs. Any failure by the Company to implement higher volume manufacturing or reduce product costs for commercial applications could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ONGOING LITIGATION

        The Company has been named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimated expenses in connection with the lawsuit. The Company and its officers deny the allegations and will vigorously pursue resolution of the claims. There can be no assurance that the Company will prevail in its defense of the lawsuit and that judgments against the Company will not be material.

        On May 31, 1995, Digital Biometric, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its cost of suit. On January 7, 1997, DBI filed a Notice of Appeal. Oral argument on that appeal was held before the Federal Circuit Court of Appeals on October 8, 1997 and the matter is under consideration by the Court.

VOLATILITY OF STOCK PRICE

        The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the common stock, like the stock prices of many technology companies, has been, and may continue to be, highly volatile. Variations in quarterly operating results, the timing and volume of procurements for the Company's products and services, announcements of technological innovations or new products or services by the Company or by the Company's competitors, announcements regarding product pricing by the Company or its competitors, failure of the Company to meet earnings or revenue expectations of securities analysts, the commencement of litigation, the developments in or outcome of any litigation, developments in patent or other proprietary rights, and economic and other external factors, among other factors, may have a material adverse effect on the market price of the common stock.

SHARE HOLDINGS OF ASCOM HOLDING

        As of September 30, 1997, Ascom USA Inc. ("Ascom"), beneficially owned approximately 21% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,177,824 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IDENTIX INCORPORATED

PART II         OTHER INFORMATION

        Item 1. Legal Proceedings

                The Company has been named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company are also named as defendants. The plaintiff purports to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California law. The plaintiff alleges that the Company and certain of its executive officers make false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The complaint does not specify the amount of damages sought. The Company has established a reserve for the Company's estimated expenses in connection with the lawsuit. The Company and its officers deny the allegations and will vigorously pursue resolution of the claims.

                On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court in the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal. Oral argument on that appeal was held before the Federal Circuit Court of Appeals on October 8, 1997 and the matter is under consideration by the Court.




        Item 6. Exhibits and Reports on Form 8-K.

                (a)     Exhibits

                       Exhibit
                        Number  Description
                        ------  -----------

                        10.26 Security and Loan Agreement Between Identix Incorporated and Imperial Bank

                        11.1    Statement of Computation of Earnings Per Share

                        27.1    Financial Data Schedule

                (b) No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1997.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IDENTIX INCORPORATED
                                       November 14, 1997




                                       BY: /s/James P. Scullion
                                          -------------------------------------
                                           James P. Scullion
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary

                               INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------
10.26          Security and Loan Agreement Between Identix Incorporated and
               Imperial Bank

11.1           Statement of Computation of Earnings Per Share

27.1           Financial Data Schedule