Form 10-Q
period 1997-12-31
IDENTIX INC
filed 1998-02-17
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----   Exchange Act of 1934.

For the quarterly period ended December 31, 1997 or

________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              --------------------  --------------------

Commission File Number:  1-9641
                       -------------

                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)

           California                                 94-2842496
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California           94086
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (408) 731-2000
                                                   -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.      YES   X    NO
                                                  ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        25,109,844 shares of Common Stock
                             as of January 31, 1997

                              IDENTIX INCORPORATED

                                     INDEX


PART 1         FINANCIAL INFORMATION

     Item 1    Financial Statements

               Consolidated Balance Sheets - December 31, 1997 and June 30, 1997

               Consolidated Statements of Operations - three months ended
                 December 31, 1997 and 1996; and six months ended
                 December 31, 1997 and 1996

               Consolidated Statements of Cash Flows - six months ended
                 December 31, 1997 and 1996

               Notes to Consolidated Financial Statements

     Item 2    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


PART II        OTHER INFORMATION

     Item 1    Legal Proceedings

     Item 4    Submission of Matters to a Vote of Security Holders

     Item 6    Exhibits


     Signatures

Item 1. Financial Statements

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,           JUNE 30,
                                                                            1997                1997
                                                                       ------------        ------------
                                                                       (UNAUDITED)
ASSETS
    Current assets:
      Cash and cash equivalents                                        $  1,236,000        $  2,510,000
      Accounts receivable, less allowance for doubtful accounts
        and sales returns of $768,000 and $625,000                       23,301,000          18,737,000
      Inventories                                                         6,581,000           5,295,000
      Prepaid expenses and other assets                                     877,000             323,000
                                                                       ------------        ------------
         Total current assets                                            31,995,000          26,865,000

    Property and equipment, net                                           2,418,000           2,567,000
    Intangibles and other assets                                          3,005,000           3,008,000
    Investment in joint venture                                             214,000                --
                                                                       ------------        ------------
             Total assets                                              $ 37,632,000        $ 32,440,000
                                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Notes payable to banks                                           $  4,658,000        $  1,919,000
      Accounts payable                                                    6,862,000           6,314,000
      Accrued compensation                                                1,645,000           1,515,000
      Other accrued liabilities                                           1,351,000           1,079,000
      Deferred revenue                                                      990,000             561,000
                                                                       ------------        ------------
         Total current liabilities                                       15,506,000          11,388,000

    Deferred revenue                                                         43,000              65,000
    Other liabilities                                                        89,000              89,000
                                                                       ------------        ------------
         Total liabilities                                               15,638,000          11,542,000
                                                                       ------------        ------------

    Commitments and contingencies (Note 6)

    Shareholders' equity:
      Common stock, no par; 50,000,000 shares authorized;
         25,108,844 and 24,942,778 shares issued and outstanding         51,994,000          51,283,000
      Accumulated deficit                                               (29,253,000)        (30,204,000)
      Cumulative translation adjustment                                    (747,000)           (181,000)
                                                                       ------------        ------------
         Total shareholders' equity                                      21,994,000          20,898,000
                                                                       ------------        ------------
             Total liabilities and shareholders' equity                $ 37,632,000        $ 32,440,000
                                                                       ============        ============





       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             DECEMBER 31,                            DECEMBER 31,
                                                   --------------------------------        --------------------------------

                                                       1997                 1996               1997                1996
                                                   ------------        ------------        ------------        ------------
Revenues:
    Net product revenues                           $  8,089,000        $  6,295,000        $ 16,996,000        $ 12,674,000
    Fingerprint services revenues                       370,000                --               370,000                --
    Services revenues                                11,294,000           5,291,000          21,237,000          10,991,000
                                                   ------------        ------------        ------------        ------------
      Total revenues                                 19,753,000          11,586,000          38,603,000          23,665,000
                                                   ------------        ------------        ------------        ------------

Costs and expenses:
    Cost of product revenues                          3,974,000           3,172,000           8,110,000           6,544,000
    Cost of fingerprinting services revenues            352,000                --               352,000                --
    Cost of  services revenues                        9,489,000           3,861,000          18,053,000           8,511,000
    Research, development and engineering             1,127,000             662,000           2,164,000           1,199,000
    Marketing and selling                             2,195,000           2,037,000           4,401,000           3,703,000
    General and administrative                        2,134,000           1,924,000           4,538,000           3,692,000
                                                   ------------        ------------        ------------        ------------


      Total costs and expenses                       19,271,000          11,656,000          37,618,000          23,649,000
                                                   ------------        ------------        ------------        ------------

Income (loss) from operations                           482,000             (70,000)            985,000              16,000
Other income (expense), net                              58,000               8,000             102,000              (1,000)
Interest income (expense), net                          (61,000)            (74,000)            (82,000)           (141,000)
                                                   ------------        ------------        ------------        ------------

Net income (loss), before tax and
  interest in equity investments                        479,000            (136,000)          1,005,000            (126,000)
                                                   ------------        ------------        ------------        ------------

Income taxes                                            (25,000)               --               (25,000)               --
Equity interest in joint venture, net of tax            (29,000)               --               (29,000)               --
                                                   ------------        ------------        ------------        ------------


Net income (loss)                                  $    425,000        $   (136,000)       $    951,000        $   (126,000)
                                                   ============        ============        ============        ============


Basic earnings (loss) per share                    $       0.02        $      (0.01)       $       0.04        $      (0.01)
                                                   ============        ============        ============        ============

Diluted earnings (loss) per share                  $       0.02        $      (0.01)       $       0.04        $      (0.01)
                                                   ============        ============        ============        ============

Weighted average common shares                       25,060,000          24,781,000          25,011,000          24,777,000
                                                   ============        ============        ============        ============

Weighted average common
  shares assuming dilution                           25,756,000          24,781,000          25,690,000          24,777,000
                                                   ============        ============        ============        ============




       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 FOR THE SIX MONTH PERIOD
                                                                     ENDED DECEMBER 31,
                                                              --------------------------------
                                                                  1997              1996
                                                              ------------        ------------
Cash flows provided by operating activities:
   Net income (loss)                                          $    951,000        $   (126,000)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Depreciation and amortization                                 1,121,000             949,000
   Amortization of deferred revenue                               (860,000)           (341,000)
   Changes in assets and liabilities:
      Accounts receivable                                       (4,564,000)            112,000
      Inventories                                               (1,286,000)           (782,000)
      Prepaid expenses and other assets                           (554,000)           (336,000)
      Accounts payable                                             548,000             959,000
      Accrued compensation                                         130,000              51,000
      Other accrued liabilities                                    272,000             722,000
      Deferred revenue                                           1,267,000             550,000
                                                              ------------        ------------

Net cash provided by (used for) operating activities            (2,975,000)          1,758,000
                                                              ------------        ------------

Cash flows used for investing activities:
   Capital expenditures                                           (528,000)           (996,000)
   Additions to intangibles and other assets                      (441,000)           (485,000)
   Investment in joint venture                                    (214,000)               --
   Cash received in acquisitions                                      --                 6,000
                                                              ------------        ------------

Net cash used for investing activities                          (1,183,000)         (1,475,000)
                                                              ------------        ------------

Cash flows provided by financing activities:
   Borrowings under bank lines of credit                        11,080,000          11,026,000
   Payments under bank lines of credit                          (8,341,000)         (9,302,000)
   Principal payments on long-term note                               --               (53,000)
   Proceeds from sale of common stock and warrants, net            711,000             140,000
   Other, net                                                         --                 2,000
                                                              ------------        ------------

Net cash provided by financing activities                        3,450,000           1,813,000
                                                              ------------        ------------

Effects of exchange rate changes on cash
  and cash equivalents                                            (566,000)             12,000
                                                              ------------        ------------

Net increase (decrease) in cash and cash equivalents            (1,274,000)          2,108,000

Cash and cash equivalents at beginning of period                 2,510,000             981,000
                                                              ------------        ------------

Cash and cash equivalents at end of period                    $  1,236,000        $  3,089,000
                                                              ============        ============


       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Form 10-K. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1998.

     The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Fingerscan Pty Limited ("Fingerscan") and Biometric Applications and Technologies, Inc. ("BA&T"). The Company acquired Fingerscan on March 26, 1996. The Company accounted for the acquisition of Fingerscan as a purchase. The Company acquired BA&T on July 23, 1997. The Company accounted for the acquisition of BA&T as a pooling of interests. Accordingly, the consolidated statement of operations for the three and six month periods ended December 31, 1996 and the consolidated statement of cash flows for the six month period ended December 31, 1996 have been restated to include the accounts and results of operations of BA&T and the consolidated balance sheet as of June 30, 1997 has been restated to include the accounts and results of operations of BA&T. In addition, the Company acquired Innovative Archival Solutions, Inc. ("IAS") on June 30, 1996. The Company accounted for the acquisition of IAS as a pooling of interests. On October 1, 1996, IAS was merged into Identix. All significant intercompany balances and transactions have been eliminated in consolidation.


2.   JOINT VENTURE

     On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. From October 1, 1997, the business of IAS was conducted through the joint venture, Sylvan/Identix Fingerprinting Centers LLC.

     For certain contracts held by Identix prior to the joint venture, Identix subcontracts the fingerprinting services to the joint venture. Revenues received by Identix under these contracts are presented separately as fingerprint services in the consolidated statement of operations.

3.   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:

                                                DECEMBER 31,       JUNE 30,
                                                   1997              1997
                                                ----------       ----------
     Purchased parts and materials              $2,587,000       $3,027,000
     Work-in-process                             2,003,000        1,076,000
     Finished goods, including spares            1,991,000        1,192,000
                                                ----------       ----------
                                                $6,581,000       $5,295,000
                                                ==========       ==========

4.   EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury method.

     Previously reported earnings per share have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                                                           Three Months Ended                     Three Months Ended
                                                            December 31, 1997                      December 31, 1996
                                                 -------------------------------------  -------------------------------------


Basic earnings per share computation:             Net Income       Shares     Per-Share Net Income       Shares     Per-Share
                                                 (Numerator)   (Denominator)   Amount   (Numerator)   (Denominator)   Amount
     Basic earnings per share:
       Income available to common shareholders   $   425,000    25,060,000    $   0.02  $  (136,000)    24,781,000   $  (0.01)
                                                                              ========                               ========

     Effect of dilutive securities
       Stock options and warrants                                  696,000                                      -- (1)
                                                                ----------                              ----------


     Dilutive earnings per share:
       Income available to common
       shareholders plus assumed conversions     $   425,000    25,756,000    $   0.02  $  (136,000)    24,781,000   $  (0.01)
                                                                              ========                               ========


                                                            Six Months Ended                    Six Months Ended
                                                            December 31, 1997                   December 31, 1996
                                                 -------------------------------------  -------------------------------------
Basic earnings per share computation:            Net Income      Shares       Per-Share  Net Income      Shares     Per-Share
                                                 (Numerator)  (Denominator)    Amount   (Numerator)   (Denominator)   Amount
     Basic earnings per share:
       Income available to common shareholders   $  951,000     25,011,000    $   0.04  $  (126,000)    24,777,000   $  (0.01)
                                                                              ========                               ========

     Effective of dilutive securities
       Stock options and warrants                                  679,000                                      --  (1)
                                                                ----------                              ----------

     Dilutive earnings per share:
       Income available to common
       shareholders plus assumed conversions     $   951,000    25,690,000    $   0.04  $  (126,000)    24,777,000   $  (0.01)
                                                                              ========                               ========


(1) The effect of dilutive securities has been omitted when the effect is anti-dilutive.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income as defined. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to adopt the disclosure requirements and report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130, and expects there to be no material impact on the Company's financial position and results of operations as a result of the adoption of this new accounting standard.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for the Company's fiscal year ending June 30, 1999. This statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method FAS chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operation decisions and assessing performance. The Company's management has not yet completed its assessment of how the " management approach" will impact segment disclosures.

6.   CONTINGENT LIABILITIES

     The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California laws. Plaintiffs allege that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers deny plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The Company's contribution came from a reserve established in a prior accounting period. The proposed settlement has received preliminary approval from the United States District Court. Under Federal laws governing class action litigation, the settlement is subject to final court approval following notice to class members.

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

Item 2.
                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. As of October 1, 1997, the business of IAS is being conducted through the joint venture, Sylvan/Identix Fingerprinting Centers LLC ("SIFC").

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

-----------------------------
(*) The Company has adopted TouchNet II(TM), TouchSafe II(TM), TouchLock II(TM), TouchClock II(TM), TouchBlock II(TM), TouchPrint 600(TM), TouchView II(TM), I3 Workstation(TM) and DocuColor(R) as trademarks.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RESULTS OF OPERATIONS

Revenues

Revenues for the three and six month periods ended December 31, 1997 were $19,753,000 and $38,603,000, respectively, compared to $11,586,000 and
$23,665,000 for the same period in the prior fiscal year. For the three and six month periods ended December 31, 1997 the increase in revenues of 70% and 63% is due to increases in the Company's net product revenues and services revenues.

The Company's net product revenues were $8,089,000 and $16,996,000 for the three and six month periods ended December 31, 1997, respectively, compared to $6,295,000 and $12,674,000 for the same periods in the prior fiscal year. For the three and six month periods ended December 31, 1997, the increases in net product revenues of 28% and 34% were due to increased shipments of the Company's biometric imaging product group, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600 product line have generated additional revenues from maintenance support agreements and related customer support. The increase in biometric imaging sales was partially offset by a decline in the Company's Bio-ID product group sales, which resulted primarily from a push-out or slow-down of Bio-ID sales to certain customers in Asia. International sales accounted for $1,860,000 or 23% and $4,397,000 or 26% of the Company's net product revenues for the three and six month periods ended December 31, 1997, respectively, compared to $2,645,000 or 42% and $3,910,000 or 31% for the same periods in the prior fiscal year. The decrease in international sales for the three month period was due to delays in delivery to certain Asian customers; however, over the six month period ended December 31, 1997, international sales for the biometric imaging product group increased over the prior six month period. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Fingerscan which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. For the three and six month periods ended December 31, 1997, the Company had one product business customer that accounted for 14% and 13% of total revenues, respectively. For the three month period ended December 31, 1996, the Company had one product business customer that accounted for 14% of total revenues, and for the six month period ended December 31, 1996, the Company had a different product business customer which accounted for 12% of total revenues.

The Company's fingerprinting service revenues were $370,000 for the three month and six month periods ended December 31, 1997. On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. For certain contracts that Identix held prior to the commencement of the joint venture, Identix subcontracts the fingerprinting services to SIFC at amounts equal to the amounts billed to the customers; therefore, no gross margin is recognized by the Company except for a 5% license fee charged to SIFC for use of certain of the Company's trademarks.

The Company's services revenues were $11,294,000 and $21,237,000 for the three month and six month periods ended December 31, 1997 compared to $5,291,000 and $10,991,000 for the same periods, in the prior fiscal year. The increases in services revenues of 113% and 93% for the three and six month periods ended December 31, 1997, respectively, were due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the General Services Administration negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For both the three and six month periods ended December 31, 1997, revenues directly from the DOD and from other U. S. government agencies accounted for 87% of the Company's total services revenues compared to 73% and 71% for the same periods in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 19% and 21% of its services revenues for the three and six month periods ended December 31, 1997, compared to 51% and 48% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due to the increase in third party services purchased through the GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

("FFP") contracts. During the three and six month periods ended December 31, 1997, the Company derived approximately 13% and 18%, respectively of its services revenues from T&M and FFP contracts compared to 37% and 36% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by T&M and FFP contracts is due to the increase in third party services purchased through the GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently under going an audit by the Defense Contract Audit Agency ("DCAA") for the period from July 1, 1992 to June 30, 1995.

Gross Margin

Gross margin on net product revenues was 51% and 52% for the three month and six month periods ended December 31, 1997, respectively, as compared to 50% and 48% for the same periods in the prior fiscal year. The increases in gross margin were primarily due to (i) the favorable mix of higher gross margin products and related customer support, (ii) cost reductions in certain components of the biometric imaging and Bio-ID product lines and (iii) increased manufacturing efficiencies resulting from the increase in unit volume. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on fingerprinting service revenues was 5%. Identix receives a licensing fee for use of certain of the Company's trademarks.

Gross margin on services revenues was 16% and 15% for the three and six month periods ended December 31, 1997, respectively, as compared to 27% and 23% for the same periods in the prior fiscal year. The decreases in gross margin for the three and six month periods were primarily due to an increase in third party services purchased through the GSA contract maintained by ANADAC. When the Company sells third party services through the GSA contract, the Company earns a fee based on a percentage of the third party purchased services. The fee earned on third party services is typically less than the fee earned on services directly provided by the Company.

Research, Development and Engineering

Research, development and engineering expenses were $1,127,000 or 14% and $2,164,000 or 13% of net product revenues for the three and six month periods ended December 31, 1997, receptively, compared to $662,000 or 11% and $1,199,000 or 9% of net product revenues for the same periods in the prior fiscal year. For the three and six month periods ended December 31, 1997, the Company had $16,000 in research, development and engineering expenditures funded by customers compared to $61,000 and $186,000 for the same period in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products including BA&T's Bio-ID software products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in future fiscal 1998 quarters.

Marketing and Selling

Marketing and selling expenses were $2,195,000 or 11% and $4,401,000 or 11% of total revenues for the three and six month periods ended December 31, 1997 compared to $2,037,000 or 18% and $3,703,000 or 16% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing and expenses to promote the Company's products and services and to expand its customer support organization.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

General and Administrative

General and administrative expenses were $2,134,000 or 11% and $4,538,00 or 12% of total revenues for the three and six month periods ended December 31, 1997, respectively, compared to $1,924,000 or 17% and $3,692,000 or 16% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations and the requirements of supporting infrastructure. The increase was partially offset by a decrease in litigation reserves and expenses which were $37,000 and $460,000 for the three months and six months ended December 31, 1997 compared to $308,000 and $636,000 for the same periods in the prior fiscal year.

Other Income and Expense, Net

For the three and six month periods ended December 31, 1997 net other income was $58,000 and $102,000, respectively, compared to net other income of $8,000 and net other expense of $1,000 for the same periods in the prior fiscal year.

Net Interest Expense

Net interest expense was $61,000 and $82,000 for the three and six month periods ended December 31, 1997 compared to $74,000 and $141,000 for the same periods in the prior fiscal year. The difference was due to reduced borrowings under the Company's lines of credit during the three and six month periods ended December 31, 1997 compared to the same periods in the prior fiscal year.

During the three and six month periods ended December 31, 1997, the weighted average interest rate paid by the Company on borrowings under its line of credit (the "Identix Line of Credit") was 8.5%. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during the three and six month periods ended December 31, 1997 was 8.5%.

Income Taxes

The provision for income taxes was $25,000 for the three and six months ended December 31, 1997. The Company's tax rate is below the statutory rate due to significant net operating loss carryforwards incurred in prior years. The Company is subject to certain alternative minimum tax requirements for which an estimate is made based on the Company's anticipated effective tax rate at the end of the fiscal year.

Equity Interest in Joint Venture, Net of Tax

The equity interest in joint venture, net of tax represents the Company's share of the results of SIFC. For the three and six month periods ended December 31, 1997 equity interest in joint venture net of tax was a loss of $29,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the three and six months ended December 31, 1997 primarily from its existing working capital at June 30, 1997 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of December 31, 1997, the Company's principal sources of liquidity consisted of $ 16.5 million of working capital including $1.2 million in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $6,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and may borrow up to 35% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at December 31, 1997). The line of credit expires on August 28, 1998. At December 31, 1997, $1,500,000 was outstanding and $4,500,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at December 31, 1997). The line of credit expires on November 30, 1998. At December 31, 1997, $3,158,000 was outstanding and $2,829,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

The Company used cash of $2,975,000 in its operating activities during the six months ended December 31, 1997 primarily due to increases in accounts receivable of $4,564,000, inventory of $1,286,000 and prepaid expenses of $554,000. These were partially offset by net income of $951,000 and increases in deferred revenue of $1,267,000 and accounts payable of $548,000. The increase in accounts receivable was due primarily to an increase in total revenues and delays with certain U. S. government accounts receivables which were collected in early January 1998, and the increase in inventories was due primarily to the stocking of certain inventory for the Company's Bio-ID and biometric imaging product groups. The increase in deferred revenue was primarily due to an increase in the number of TouchPrint 600 systems under maintenance contracts. The increase in accounts payable was due to financing the increase in inventories and timing of vendor payments.

The Company used cash of $1,183,000 in investing activities during the six months ended December 31, 1997 consisting of purchases of property and equipment of $528,000, additions to intangibles and other assets of $441,000 and investment in joint venture of $214,000.

The Company generated cash of $3,450,000 in its financing activities during the six months ended December 31, 1997 consisting of increased net borrowings against the Company's lines of credit of $2,739,000 and proceeds from exercises of stock options to purchase common stock of $711,000.

Identix did not have any material capital expenditure commitments as of December 31, 1997.

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

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

RISK FACTORS

         The Company's future operation, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Report on Form 10-Q for the three and six month periods ended December 31, 1997, or in other reports, press releases or other statements issued from time to time.

FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. A majority of the Company's revenues are derived from the sale of products and services directly to governmental agencies or original equipment manufacturers ("OEMs"), systems integrators or resellers who sell products and services to government agencies. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold and the mix of product sales by distribution channels; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with FFP contracts and T&M contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead-time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may differ from the expectations of securities analysts and investors, which could adversely affect the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

         During the six months ended December 31, 1997 and fiscal 1997, the Company derived approximately 87% and 77%, respectively, of its services revenue directly from contracts relating to the DOD and other U.S. Government agencies. Loss of any material government contract due to budget cuts or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

         During the six months ended December 31, 1997 and fiscal 1997, the Company derived approximately 18% and 46%, respectively, of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes certain performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit for the period from July 1, 1992 to June 30, 1995. While the Company believes that the results of the DCAA audit will have no material effect on the Company's revenues, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

         During the six months ended December 31, 1997 and fiscal 1997, the Company's net product revenues from international sales were 26% and 31%, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

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

ONGOING LITIGATION

         The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California laws. Plaintiffs allege that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers deny plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The Company's contribution came from a reserve established in a prior accounting period. The proposed settlement has received preliminary approval from the United States District Court. Under Federal laws governing class action litigation, the settlement is subject to final court approval following notice to class members.

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

SHARE HOLDINGS OF ASCOM HOLDING

         As of December 31, 1997, Ascom USA Inc. ("Ascom"), beneficially owned approximately 21% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,177,824 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IDENTIX INCORPORATED

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings

                  The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California laws. Plaintiffs allege that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers deny plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The Company's contribution came from a reserve established in a prior accounting period. The proposed settlement has received preliminary approval from the United States District Court. Under Federal laws governing class action litigation, the settlement is subject to final court approval following notice to class members.

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

     Item 4.      Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Shareholders was held on October 30, 1997.
                  (b)      All Board of Directors nominees referenced in Item 2
                           (c) below were elected at the Annual Meeting of Shareholders on October 30, 1997
                  (c) The matters voted upon and the results of the voting were as follows:

                            (1) The following seven persons were
                                elected to the Board of Directors:

                                 Name            Votes For    Votes Withheld
                                 ----            ---------    --------------
                            Randall C. Fowler    22,745,456      139,880
                            Patrick M. Morton    22,747,484      137,852
                            Randall Hawks, Jr.   22,743,184      142,152
                            Fred U. Sutter       22,737,111      148,225
                            Larry J. Wells       22,743,184      142,152
                            Harrison N. Walther  22,742,889      142,447
                            Ed Zschau            22,738,651      146,685


                            (2) Amendment to the Identix Incorporated Equity
                                Incentive Plan (the "Incentive Plan") was approved. The approved amendment increased the number of shares available for issuance under the Incentive Plan by 500,000 shares to a total of 1,750,000. The number of shares voted in favor of the amendments was 21,864,746, the number of shares voted against was 860,686, and the number of shares that abstained was 159,904.

                            (3) The appointment of Price Waterhouse LLP as
                                independent accountants of the Company for the fiscal year ending June 30, 1998 was ratified. The number of shares voted in favor of the appointment was 22,740,740, the number of shares voted against was 54,620, and the number of shares that abstained was 89,976.


      Item 6.     Exhibits and Reports on Form 8-K.

                           (a) Exhibits

                               Exhibit
                               Number                Description

                               27.1                  Financial Data Schedule

                           (b) No reports on Form 8-K were filed by the Company
                               during the quarter ended December 31, 1997.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDENTIX INCORPORATED
                                     February 14, 1998




                                     BY:  /s/James P. Scullion
                                        ---------------------------------------
                                          James P. Scullion
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary

                                 EXHIBIT INDEX



EXHIBIT             DESCRIPTION
NUMBER


27.1                FINANCIAL DATA SCHEDULE