Form 10-Q
period 1998-03-31
IDENTIX INC
filed 1998-05-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641

                              IDENTIX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                               94-2842496
(State or other jurisdiction of incorporation of              (IRS Employer Identification No.)
              organization)

510 N. Pastoria Avenue, Sunnyvale, California                         94086
---------------------------------------------                         -----
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (408) 731-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                        25,219,161 shares of Common Stock
                              as of April 30, 1998

                              IDENTIX INCORPORATED

                                      INDEX


PART I         FINANCIAL INFORMATION

      Item 1   Financial Statements

               Consolidated Balance Sheets - March 31, 1998 and June 30, 1997

               Consolidated Statements of Operations - three months ended March
                 31, 1998 and 1997; and nine months ended March 31, 1998 and
                 1997

               Consolidated Statements of Cash Flows - nine months ended March
                 31, 1998 and 1997

               Notes to Consolidated Financial Statements

      Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

PART II        OTHER INFORMATION


      Item 1   Legal Proceedings


      Item 6   Exhibits


          Signatures

                                        IDENTIX INCORPORATED
                                     CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS


                                                                           MARCH 31,             JUNE 30,
                                                                             1998                  1997
                                                                         ------------           ------------
                                                                          (UNAUDITED)
ASSETS
   Current assets:
     Cash and cash equivalents                                           $  1,930,000           $  2,510,000
     Accounts receivable, less allowance for doubtful accounts
       and sales returns of $791,000 and $625,000                          20,397,000             18,737,000
     Inventories                                                            7,662,000              5,295,000
     Prepaid expenses and other assets                                        848,000                323,000
                                                                         ------------           ------------
        Total current assets                                               30,837,000             26,865,000

   Property and equipment, net                                              2,282,000              2,567,000
   Intangibles and other assets                                             2,532,000              3,008,000
   Investment in joint venture                                                199,000                     --
                                                                         ------------           ------------
          Total assets                                                   $ 35,850,000           $ 32,440,000
                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to banks                                              $  2,770,000           $  1,919,000
     Accounts payable                                                       7,297,000              6,314,000
     Accrued compensation                                                   1,706,000              1,515,000
     Other accrued liabilities                                                741,000              1,079,000
     Deferred revenue                                                       1,046,000                561,000
                                                                         ------------           ------------
        Total current liabilities                                          13,560,000             11,388,000

   Deferred revenue                                                           166,000                 65,000
   Other liabilities                                                           89,000                 89,000
                                                                         ------------           ------------
        Total liabilities                                                  13,815,000             11,542,000
                                                                         ------------           ------------

   Commitments and contingencies (Note 6)

   Shareholders' equity:
     Common stock, no par; 50,000,000 shares authorized;
        25,216,478 and 24,942,778 shares issued and outstanding            52,343,000             51,283,000
     Accumulated deficit                                                  (30,127,000)           (30,204,000)
     Cumulative translation adjustment                                       (181,000)              (181,000)
                                                                         ------------           ------------
        Total shareholders' equity                                         22,035,000             20,898,000
                                                                         ------------           ------------
          Total liabilities and shareholders' equity                     $ 35,850,000           $ 32,440,000
                                                                         ============           ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                              MARCH 31,                                    MARCH 31,
                                                -----------------------------------           -----------------------------------
                                                    1998                   1997                   1998                    1997
                                                ------------           ------------           ------------           ------------
Revenues:
   Net product revenues                         $  7,695,000           $  5,698,000           $ 24,691,000           $ 18,372,000
   Fingerprint services revenues                     364,000                     --                734,000                     --
   Services revenues                              10,943,000              6,567,000             32,180,000             17,558,000
                                                ------------           ------------           ------------           ------------
     Total revenues                               19,002,000             12,265,000             57,605,000             35,930,000
                                                ------------           ------------           ------------           ------------

Costs and expenses:
   Cost of product revenues                        3,861,000              2,676,000             11,971,000              9,220,000
   Cost of fingerprinting services revenues          347,000                     --                699,000                     --
   Cost of services revenues                       9,305,000              5,096,000             27,358,000             13,607,000
   Research, development and engineering           1,466,000                805,000              3,630,000              2,004,000
   Marketing and selling                           2,239,000              2,092,000              6,640,000              5,795,000
   General and administrative                      1,945,000              1,750,000              6,483,000              5,442,000
   Restructuring costs and
     translation adjustments                         717,000                     --                717,000                     --
                                                ------------           ------------           ------------           ------------


     Total costs and expenses                     19,880,000             12,419,000             57,498,000             36,068,000
                                                ------------           ------------           ------------           ------------

Income (loss) from operations                       (878,000)              (154,000)               107,000               (138,000)
Other income (expense), net                            9,000                 94,000                111,000                 93,000
Interest expense, net                                 (1,000)               (58,000)               (83,000)              (199,000)
                                                ------------           ------------           ------------           ------------

Net income (loss) before tax and
  interest in equity investments                    (870,000)              (118,000)               135,000               (244,000)
                                                ------------           ------------           ------------           ------------

Income taxes                                              --                     --                (25,000)                    --
Equity interest in joint venture, net of tax          (4,000)                    --                (33,000)                    --
                                                ------------           ------------           ------------           ------------


Net income (loss)                               $   (874,000)          $   (118,000)          $     77,000           $   (244,000)
                                                ============           ============           ============           ============


Basic earnings (loss) per share                 $      (0.03)          $       0.00           $       0.00           $      (0.01)
                                                ============           ============           ============           ============

Diluted earnings (loss) per share               $      (0.03)          $       0.00           $       0.00           $      (0.01)
                                                ============           ============           ============           ============

Weighted average common shares                    25,151,000             24,827,000             25,057,000             24,794,000
                                                ============           ============           ============           ============
Weighted average common
  shares assuming dilution                        25,151,000             24,827,000             25,704,000             24,794,000
                                                ============           ============           ============           ============


       See accompanying notes to these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    FOR THE NINE MONTH PERIOD
                                                                          ENDED MARCH 31,
                                                                -----------------------------------
                                                                    1998                  1997
                                                                ------------           ------------
Cash flows provided by operating activities:
  Net income (loss)                                             $     77,000           $   (244,000)
Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
  Depreciation and amortization                                    1,664,000              1,451,000
  Amortization of deferred revenue                                (1,391,000)              (636,000)
  Changes in assets and liabilities:
     Accounts receivable                                          (1,660,000)              (195,000)
     Inventories                                                  (2,367,000)            (1,790,000)
     Prepaid expenses and other assets                              (525,000)              (261,000)
     Accounts payable                                                983,000                984,000
     Accrued compensation                                            191,000                (22,000)
     Other accrued liabilities                                      (338,000)               374,000
     Deferred revenue                                              1,977,000                929,000
                                                                ------------           ------------

Net cash provided by (used for) operating activities              (1,389,000)               590,000
                                                                ------------           ------------

Cash flows used for investing activities:
  Capital expenditures                                              (737,000)            (1,122,000)
  Additions to intangibles and other assets                         (166,000)              (697,000)
  Investment in joint venture                                       (199,000)                    --
  Cash received in acquisitions                                           --                  6,000
                                                                ------------           ------------

Net cash used for investing activities                            (1,102,000)            (1,813,000)
                                                                ------------           ------------

Cash flows provided by financing activities:
  Borrowings under bank lines of credit                           13,641,000             14,149,000
  Payments under bank lines of credit                            (12,790,000)           (13,200,000)
  Principal payments on long-term note                                    --               (233,000)
  Proceeds from sale of common stock and warrants, net             1,060,000                914,000
  Other, net                                                              --                  2,000
                                                                ------------           ------------

Net cash provided by financing activities                          1,911,000              1,632,000
                                                                ------------           ------------

Effects of exchange rate changes on cash
  and cash equivalents                                                    --                  4,000
                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents                (580,000)               413,000

Cash and cash equivalents at beginning of period                   2,510,000                981,000
                                                                ------------           ------------

Cash and cash equivalents at end of period                      $  1,930,000           $  1,394,000
                                                                ============           ============


       See accompanying notes to these consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim period have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Form 10-K. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1998.

    The consolidated financial statements include the accounts of Identix Incorporated (the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Identix Australia Pty Limited, which was formerly know as Fingerscan Pty Limited ("Identix Australia"), and Biometric Applications and Technologies, Inc. ("BA&T").

    The Company acquired BA&T on July 23, 1997. The Company accounted for the acquisition of BA&T as a pooling of interests. Accordingly, the consolidated statement of operations for the three and nine month periods ended March 31, 1997 and the consolidated statement of cash flows for the nine month period ended March 31, 1997 have been restated to include the accounts and results of operations of BA&T and the consolidated balance sheet as of June 30, 1997 has been restated to include the accounts and results of operations of BA&T. For the periods prior to fiscal 1997, the effects of the combination with BA&T were not significant, and the Company has not restated those years to include the accounts and results of operations of BA&T.


2.  JOINT VENTURE

    On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Center, L.L.C. for the purpose of providing fingerprinting services through Sylvan's testing systems nationwide. The Company owns a 50% interest in the joint venture.

    For certain contracts held by Identix prior to the joint venture, Identix subcontracts the fingerprinting services to the joint venture. Revenues received by Identix under these contracts are presented separately as fingerprint services in the consolidated statement of operations.

3.  INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. Inventories consisted of the following:


                                                          MARCH 31,          JUNE 30,
                                                            1998               1997
                                                         ----------         ----------
    Purchased parts and materials                        $2,658,000         $3,027,000
    Work-in-process                                       1,204,000          1,076,000
    Finished goods, including spares                      3,800,000          1,192,000
                                                         ----------         ----------
                                                         $7,662,000         $5,295,000
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

    Previously reported earnings per share have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

                                                          Three Months Ended                      Three Months Ended
                                                            March 31, 1998                          March 31, 1997
                                               ---------------------------------------   ------------------------------------
Basic earnings per share computation:           Net Income      Shares       Per-Share   Net Income      Shares     Per-Share
                                               (Numerator)   (Denominator)     Amount   (Numerator)  (Denominator)    Amount
Basic earnings per share:
  Income available to common shareholders      $   (874,000) $ 25,151,000     $ (0.03)   $(118,000)    24,827,000     $(0.00)
                                                                              =======                                 ======

Effect of dilutive securities:
  Stock options and warrants                                           --(1)                                   --(1)
                                                             ------------                              ----------

Dilutive earnings per share:
  Income available to common
  shareholders plus assumed
  conversions                                  $   (874,000) $ 25,151,000     $ (0.03)   $(118,000)  $24,827,000      $(0.00)
                                                                              =======                                 ======


                                                          Nine months Ended                        Nine months Ended
                                                            March 31, 1998                          March 31, 1998
                                               ---------------------------------------   ------------------------------------

Basic earnings per share computation:           Net Income      Shares       Per-Share   Net Income      Shares     Per-Share
                                               (Numerator)   (Denominator)     Amount   (Numerator)  (Denominator)    Amount

Basic earnings per share:
  Income available to common
  shareholders                                 $     77,000    25,057,000     $  0.00    $(244,000)    24,794,000    $(0.01)
                                                                              =======                                 ======


Effect of dilutive securities:
  Stock options and warrants                                      647,000                                      --(1)
                                                             ------------                              ----------

Dilutive earnings per share:
  Income available to common
  shareholders plus assumed
  conversions                                  $     77,000    25,704,000      $ 0.00    $(244,000)    24,794,000     $(0.01)
                                                                              =======                                 ======


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

ITEM 2.                        IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The statements in this report that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Risk Factors" below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.


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

On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Centers LLC ("SIFC") for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide.


RESULTS OF OPERATIONS

Revenues

Revenues for the three and nine month periods ended March 31, 1998 were $19,002,000 and $57,605,000, respectively, compared to $12,265,000 and
$35,930,000 for the same periods in the prior fiscal year. For the three and nine month periods ended March 31, 1998 the increase in revenues of 55% and 60% is due to increases in both the Company's net product revenues and services revenues.

The Company's net product revenues were $7,695,000 and $24,691,000 for the three and nine month periods ended March 31, 1998, respectively, compared to $5,698,000 and $18,372,000 for the same periods in the prior fiscal year. For the three and nine month periods ended March 31, 1998, the increases in net product revenues of 35% and 34% were due to increased shipments of the Company's biometric imaging product group, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600 product line have generated additional revenues from maintenance support agreements and related customer support. The increase in biometric imaging sales was partially offset by a decline in the company's Bio-ID product group sales, which resulted primarily from a decline in sales in Asia related to the adverse economic events in Asia. International sales accounted for $1,062,000 or 14% and $5,519,000 or 22% of the Company's net product revenues for the three and nine month periods ended March 31, 1998, respectively, compared to $1,909,000 or 34% and $5,819,000 or 32% for the same periods in the prior fiscal year. The decrease in international sales for the three and nine month periods was due to a decline in sales in Asia. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales are denominated in U.S. dollars except for sales by Identix Australia which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. For the three month period

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


ended March 31, 1998, the Company had one product business customer that accounted for 11% of total revenues. The Company did not have any product customer account for more than 10% of total revenues for the nine month period ended March 31, 1998.

The Company's fingerprinting service revenues were $364,000 and $734,000 for the three and nine month periods ended March 31, 1998. On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. For certain contracts that Identix held prior to the commencement of the joint venture, Identix subcontracts the fingerprinting services to SIFC at amounts equal to the amounts billed to the customers; therefore, no gross margin is recognized by the Company except for a 5% license fee charged to SIFC for use of certain of the Company's trademarks.

The Company's services revenues were $10,943,000 and $32,180,000 for the three month and nine month periods ended March 31, 1998 compared to $6,567,000 and $17,558,000 for the same periods in the prior fiscal year. The increases in services revenues of 67% and 83% for the three and nine month periods ended March 31, 1998, respectively, were due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the General Services Administration negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and nine month periods ended March 31, 1998, revenues directly from the DOD and from other U.
S. government agencies accounted for 88% and 87% of the Company's total services revenues compared to 75% and 72% for the same periods in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 20% of its services revenues for both the three and nine month periods ended March 31, 1998, compared to 39% and 45% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due in part to the increase in third party services purchased through the GSA

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and nine month periods ended March 31, 1998, the Company derived approximately 18% of its services revenues from T&M and FFP contracts compared to 49% and 41% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by T&M and FFP contracts is due to the increase in third party services purchased through the GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently under going an audit by the Defense Contract Audit Agency ("DCAA") for the period form July 1, 1992 to June 30, 1995.

Gross Margin

Gross margin on net product revenues was 50% and 52% for the three month and nine month periods ended March 31, 1998, respectively, as compared to 53% and 50% for the same periods in the prior fiscal year. The decrease in gross margin for the three month period was primarily due to unfavorable currency fluctuations causing price reductions in certain international markets and certain lower margin sales made to introduce products to new geographic regions. The increase in gross margin for the nine month period ended March 31, 1998 was primarily due to (i) the favorable mix of higher gross margin products, (ii) cost reductions in certain components of the biometric imaging and Bio-ID product lines and (iii) increased manufacturing efficiencies resulting from the increase in unit volume. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on fingerprinting service revenues was 5%. Identix receives a licensing fee for use of certain of the Company's trademarks.

Gross margin on services revenues was 15% for the three and nine month periods ended March 31, 1998 as compared to 22% and 23% for the same periods in the prior fiscal year. The decreases in gross margin for the three and nine month periods were primarily due to an increase in third party services purchased through the GSA contact maintained by ANADAC. When the Company sells third party services through the GSA contract, the Company earns a fee based on a percentage of the third party purchased services. The fee earned on third party services is typically less than the fee earned on services directly provided by the Company.

Research, Development and Engineering

Research, development and engineering expenses were $1,466,000 or 19% and $3,630,000 or 15% of net product revenues for the three and nine month periods ended March 31, 1998, respectively, compared to $805,000 or 14% and $2,004,000 or 11% of net product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products including BA&T's Bio-ID software products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in future calendar 1998 quarters.

Marketing and Selling

Marketing and selling expenses were $2,239,000 or 12% and $6,640,000 or 12% of total revenues for the three and nine month periods ended March 31, 1998 compared to $2,092,000 or 17% and $5,795,000 or 16% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing and expenses to promote the Company's products and services and to expand its customer support organization.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

General and Administrative

General and administrative expenses were $1,945,000 or 10% and $6,483,000 or 11% of total revenues for the three and nine month periods ended March 31, 1998, respectively, compared to $1,750,000 or 14% and $5,442,000 or 15% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure including BA&T's operations. The increase was partially offset by a decrease in litigation reserves and expenses which were $10,000 and $470,000 for the three months and nine months ended March 31, 1998 compared to $71,000 and $707,000 for the same periods in the prior fiscal year.

Restructuring Costs and Currency Translation Adjustments

Restructuring costs and currency translation adjustments were $717,000 or 4% and 1% of total revenues for the three and nine month period ended March 31, 1998, respectively. The costs were primarily due to the reorganization charges taken for severance and related expenses in the streamlining of the Company's international sales operations and currency translation adjustments.

Other Income and Expense, net

For the three and nine month periods ended March 31, 1998, net other income was $9,000 and $111,000 compared to net other income of $94,000 and $93,000, respectively, for the same periods in the prior fiscal year.

Net Interest Expense

Net interest expense was $1,000 and $83,000 for the three and nine month periods ended March 31, 1998, respectively, compared to $58,000 and $199,000 for the same periods in the prior fiscal year. The difference was due to reduced borrowings under the Company's lines of credit during the three and nine month periods ended March 31, 1998 compared to the same periods in the prior fiscal year.

During the three and nine month periods ended March 31, 1998, the weighted average interest rate paid by the Company on borrowings under its line of credit (the "Identix Line of Credit") was 8.5%. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during the three and nine month periods ended March 31, 1998 was 8.5%, also.

Income Taxes

The provision for income taxes was $25,000 for the nine months ended March 31, 1998. The Company's tax rate is below the statutory rate due to significant operating loss carryforwards incurred in prior years. The Company is subject to certain alternative minimum tax requirements for which an estimate is made based on the Company's anticipated effective tax rate at the end of the fiscal year.

Equity Interest in Joint Venture, Net of Tax

The equity interest in joint venture, net of tax, represents the Company's share of the results of SIFC. For the three and nine month periods ended March 31, 1998, equity interest in joint venture net of tax, was a loss of $4,000 and $33,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the three and nine months ended March 31, 1998 primarily from its existing working capital at June 30, 1997 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of March 31, 1998, the Company's principal sources of liquidity consisted of $ 17.3 million of working capital including $1.9 million in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $6,000,000 bank line of credit secured by the personal property of Identix. Under the bank

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

line of credit, the Company may borrow up to 80% of eligible accounts receivable and may borrow up to 35% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at March 31, 1998). The line of credit expires on August 28, 1998. At March 31, 1998, $1,600,000 was outstanding and $4,400,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at March 31, 1998). The line of credit expires on November 30, 1998. At March 31, 1998, $1,170,000 was outstanding and $4,818,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

The Company used cash of $1,389,000 in its operating activities during the nine months ended March 31, 1998 primarily due to increases in accounts receivable of $1,660,000 and inventory of $2,367,000. These uses of cash were partially offset by increases in deferred revenue of $1,977,000 and accounts payable of $983,000. The increase in accounts receivable was due primarily to an increase in total revenues, and the increase in inventories was due primarily to the stocking of certain inventory for the Company's Bio-ID and biometric imaging product groups. The increase in deferred revenue was primarily due to an increase in the number of TouchPrint 600 systems under maintenance contracts. The increase in accounts payable was due to financing the increase in inventories and timing of vendor payments.

The Company used cash of $1,102,000 in investing activities during the nine months ended March 31, 1998 consisting of purchases of property and equipment of $737,000, investment in SIFC of $199,000 and additions to intangibles and other assets of $166,000.

The Company generated cash of $1,911,000 from financing activities during the nine months ended March 31, 1998. Financing activities consisted of increased net borrowings against the Company's lines of credit of $851,000 and proceeds from exercises of stock options to purchase common stock of $1,060,000.

Identix did not have any material capital expenditure commitments as of March 31, 1998.

The Company believes that cash flow from operations together with existing working capital and two bank lines of credit maintained by the Company will be adequate for the Company's cash requirements for calendar 1998. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

RISK FACTORS

The Company's future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from any forward-looking statements made by the Company in this Report on Form 10-Q or in other reports, press releases or other statements issued from time to time.

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

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. Recently, a significant number of established and startup companies have become engaged in developing software and hardware for fingerprint biometric identification applications that could compete directly with the Company's Bio-ID products, including a number of companies that are developing semiconductor or optically-based direct contact fingerprint image capture devices. In addition, other companies are developing currently or have developed other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure, which could significantly reduce the potential market for the Company's products if widely adopted. The Company's Bio-ID products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods. The Company believes that in an effort to remain competitive in the future it will need to invest increasing financial resources in research and development.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

During the nine months ended March 31, 1998 and fiscal 1997, the Company derived approximately 87% and 72%, respectively, of its services revenue directly from contracts relating to the DOD and other U.S. Government agencies. Loss of any material government contract due to budget cuts or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

During the nine months ended March 31, 1998 and fiscal 1997, the Company derived approximately 18% and 41%, respectively, of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes certain performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit for the period from July 1, 1992 to June 30, 1995. While the Company believes that the results of the DCAA audit will have no material effect on the Company's revenues, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

During the nine months ended March 31, 1998 and fiscal 1997, the Company's net product revenues from international sales were 22% and 32%, respectively. A key component of the Company's strategy is to continue expansion into international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including longer accounts receivable payment cycles in certain countries, general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (such as encryption technology), fluctuations in foreign currencies, fluctuations in the U.S. dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

The Company's international sales are denominated in U.S. dollars, except sales by Identix Australia which are denominated in Australian dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk.
To date, the Company has not entered into any hedging transactions.

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

RISKS ASSOCIATED WITH ACQUISITIONS

As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired two companies in the fical year ended June 30, 1996 and BA&T in July 1997. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of the Company's equity. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

RISK OF PRODUCT DEFECTS AND FAILURE TO MEET PERFORMANCE CRITERIA

Complex products such as those offered by the Company may contain undetected or unresolved defects or may fail initially to meet customers' performance criteria when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company, defects or performance flaws will not be found in new products or new versions of products following commercial release or that performance failures will not result, causing loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. In addition, the failure of products to meet performance criteria could result in delays in recognition of revenue and higher operating expenses during the period required to correct such defects. There is a risk that for unforeseen reasons the Company may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail to work or meet strict performance criteria. Any such occurrence could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does carry product liability insurance, but there can be no assurance that existing coverage is adequate for current operations or will be adequate for future operations. The Company's business could be materially and adversely affected by the assertion of product liability claims.

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

RISKS ASSOCIATED WITH MANAGING EXPANSION OF OPERATIONS

The Company has experienced substantial growth in recent years and believes that in order to be successful it must continue to grow rapidly. If the Company is to grow rapidly, the Company will be required to expand, train and manage its employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management and will require the Company to implement and improve operational, financial and management information procedures and controls. The Company competes with some of the major technology, consulting and software companies in seeking to attract qualified personnel. There can be no assurance that the management skills and systems currently in place will be adequate or that the Company will be able to manage effectively any significant growth it experiences and to hire or assimilate new personnel necessary to pursue its growth strategy. Any failure to adequately manage growth could materially and adversely affect the Company's business, financial condition and results of operations.

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

SHARE HOLDINGS OF ASCOM HOLDING

As of May 1, 1998, Ascom USA Inc. ("Ascom"), beneficially owned approximately 18% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 4,577,824 shares of the Company's Common Stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.


IMPACT OF YEAR 2000

The Company is evaluating the products and services it offers, as well as its information technology infrastructure, in an effort to determine whether the Company or its customers may have exposure to Year 2000 problems caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives.

The Company has identified certain internal software that requires to be updated in order to be Year 2000 compliant. The Company believes that it will have this updating complete by early 1999 and that the expenditure required to perform the update will not be significant. The Company is also aware that it has sold certain biometric imaging products that, at the request of the customers, use a two-digit value for the year. The Company is informing its customers of the potential issues that may be raised by this feature, but the Company believes it bears no responsibility for updating these products. The Company is also aware that its TouchLock I product (which is no longer in production) is not Year 2000 compliant. The Company is in the process of upgrading the software on the installed TouchLock I products at its cost to make them Year 2000 compliant. The Company believes that it will complete this updating by early 1999 and that the expenditure required to perform this updating will not be significant.

The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect its products, services or internal computer systems, or that any remedial efforts it takes will adequately address any potential Year 2000 problems. In addition, the Company is at risk of disruption to its business if Year 2000 problems are experienced by the Company's customers, suppliers, systems integrators, OEMs or other third parties upon which the Company is dependent for the conduct of its business.

IDENTIX INCORPORATED

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings

               The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleges claims under the federal securities laws and California laws. Plaintiffs allege that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers deny plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The Company's contribution came from a reserve established in a prior accounting periods. The settlement was approved by the United States District Court, following notice to the class members, and the lawsuit was dismissed on March 6, 1998.

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

     Item 6.     Exhibits and Reports on Form 8-K.

                      (a) Exhibits

                          Exhibit
                          Number            Description

                          27.1              Financial Data Schedule

                      (b) No reports on Form 8-K were filed by the Company
                          during the quarter ended March 31, 1998.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IDENTIX INCORPORATED





May 14, 1998                          BY:      /s/James P. Scullion
                                         -------------------------------
                                      James P. Scullion
                                      Executive Vice President,
                                      Chief Financial Officer and Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
27.1                     Financial Data Schedule