Form 10-K405
period 1998-06-30
IDENTIX INC
filed 1998-09-16
CIK 735780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER: 1-9641

                              IDENTIX INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                           94-2842496
         (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)

510 NORTH PASTORIA AVENUE, SUNNYVALE, CALIFORNIA                           94086
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

    The aggregate market value of the voting stock held by non-affiliates of the registrant on September 1, 1998, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $93,117,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's common stock on September 1, 1998 was 25,298,444.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement expected to be filed with the Securities and Exchange Commission on or about September 16, 1998 and to be used in connection with the Annual Meeting of Shareholders expected to be held October 29, 1998 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Item 1.     BUSINESS....................................................    1
Item 2.     PROPERTIES..................................................   21
Item 3.     LEGAL PROCEEDINGS...........................................   22
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   22
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   24
Item 6.     SELECTED FINANCIAL DATA.....................................   25
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................   26
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   32
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................   53
Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   53
Item 11.    EXECUTIVE COMPENSATION......................................   53
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................   53
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   53
Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.........................................................   54

                                     PART I

ITEM 1. BUSINESS

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under "Risk Factors" and the other risks described in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive solutions for the capture or comparison of fingerprints for security, fraud prevention, law enforcement and other applications. Identix's products are classified into two groups: (i) Biometric Security products that verify the identity of an individual through the unique biological characteristics of a fingerprint and (ii) Biometric Imaging products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. At the core of Identix's Biometric Security and Biometric Imaging products are its proprietary fingerprint capture technologies. The Company's products employ patented algorithms and proprietary customizable application software suites, as well as industry leading expertise in optics and high resolution printing technology. Identix's technologies and know-how enable it to produce biometric solutions for federal, state and local governmental entities and commercial customers worldwide. As of June 30, 1998, Identix had shipped over 15,000 Biometric Security products to customers in over 40 countries through its worldwide network of sales offices and distributorships. In addition, law enforcement and other government agencies in 38 states and four foreign countries have installed Identix Biometric Imaging products. Through ANADAC, Inc. ("ANADAC"), the Company provides information technology, engineering and management consulting services, including the installation and integration of Identix products, to private and public sector clients. Identix also formed a joint venture in September 1997 with Sylvan Learning Systems, Inc. ("Sylvan") for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide.

BIOMETRIC INDUSTRY OVERVIEW

     The analysis of unique biological characteristics of an individual, also known as biometrics, is being used increasingly for identification and verification purposes. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, retinal blood vessel or iris patterns of the eye, hand geometry, voice and facial structure. Among these, fingerprint analysis has gained the most widespread use for biometric identification and verification purposes. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another, employs well-developed and proven technology and processes and is viewed as less intrusive relative to certain other biometric identification methods. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances have enabled fingerprint identification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications.

  Biometric Security

     The costs of fraud are estimated to be in the billions of dollars each year in the United States alone. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as problematic. Accordingly, the ability to verify the identity of a specific individual is of critical importance in reducing acts of fraud and increasing security. Each day an individual is required to identify himself numerous times with something the individual has in his possession or with the knowledge of certain information, such as: magnetic stripe cards and PINs to transact business at ATMs or point-of-sale terminals; passwords to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver's license to write a check or transact business at a bank.

     However, these common verification methods generally cannot provide positive identification. Keys, credit cards, ATM cards and card keys can be lost or stolen. Passwords, account numbers or other information used for identity verification can be divulged to or intercepted by unauthorized users through electronic means and otherwise. In the workplace, time-and-attendance information can be improperly altered by an employee punching a time card for a tardy or absent co-worker.

     The analysis of unique biological characteristics offers a more accurate method of verifying an individual's identity. Over the last decade, technological advances, including significant advances in two-dimensional imagers, high performance microprocessors and computer memory, have enabled the commercial development of equipment to read, record and analyze unique biological data. Potential applications of biometric identification systems span a broad range and include computer database and network access and security, computer software, intranet and Internet security, electronic commerce, communications devices, point-of-sale terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, home security and automobiles. However, implementation of biometric equipment for these diverse applications may require network management software, customer-specific applications software and interfaces that allow integration with the customer's existing computer systems to provide complete biometric solutions.

  Biometric Imaging

     Fingerprint images have emerged as an important means of identification and verification in both government and civilian markets. In law enforcement in particular, fingerprint identification is widely utilized and has been accepted by courts around the world. Historically, fingerprints have been collected using the traditional "ink-and-roll" process. Typically, this process starts at the local law enforcement agency where usually three or more complete sets of ink-and-roll prints are taken, one for the local agency, one for the state and one for the Federal Bureau of Investigation ("FBI"). The FBI reports that it currently receives over 34,000 fingerprint cards each work day. The fingerprint is then compared at the local agency, state and/or FBI with a database of fingerprints by means of an Automated Fingerprint Identification Systems ("AFIS"), a computer system developed in the 1970s which uses minutiae-based recognition algorithms which detect fingerprint characteristics to accomplish fingerprint matching. Before the AFIS can make the comparison, an ink-and-roll card is run through a scanner which creates a digital image of the fingerprint. The AFIS then compares the digital image with an existing database of fingerprints to identify an individual if that individual's fingerprint is in the database and, at the same time, updates the database with that fingerprint image.

     While the advent of computerized AFIS systems significantly improved the ability to compare fingerprints against large databases of fingerprints, the manual process of collecting and mailing ink-and-roll cards to the agency that maintains the AFIS and scanning the fingerprint image into the AFIS has led to significant bottlenecks. In addition, the fingerprinting process can be complicated by a lack of cooperation of the person being fingerprinted, the need to take multiple sets of prints and operator error. Various agencies have reported that in excess of 30% of such cards are rejected because prints are smudged or applied incorrectly. If the FBI or state agency rejects the card, the local agency is often required to locate the individual, if possible, and have another set of fingerprints taken. As a result, the time between taking a set of fingerprints and receiving the results of the search may take several days, several weeks or longer.

     Live-scan biometric imaging systems, which electronically capture and digitize an image of the fingerprint directly from a person's finger, were developed to replace the manual ink-and-roll process. The digitized fingerprint image captured by the live-scan system can then be compared with a database of stored fingerprint images by an AFIS. If a state or federal agency can receive electronic fingerprint cards, then the image can be electronically relayed to that agency for comparison and the results can be returned to the local agency within minutes or hours. In addition, because the fingerprint images are captured electronically, multiple cards can be printed from one set of images, eliminating the need to roll the fingerprint numerous times. Live-scan systems also generally have quality assurance features that help reduce the chance of operator error during the fingerprinting process.

     A number of domestic and certain international law enforcement communities are in the process of converting from manual ink-and-roll fingerprint capture to live-scan fingerprint capture. In the United States, the FBI has undertaken a major program to upgrade its Identification Division and has announced that its goal is to bring its new identification facility on-line and to receive a majority of fingerprint submissions electronically. This announcement by the FBI, coupled with increased automation at the federal and state levels, has prompted other federal, state and local agencies to adopt live-scan systems as their primary method for conducting background and identification checks. Other federal agencies, including Immigration and Naturalization Service ("INS"), Internal Revenue Service, U.S. Drug Enforcement Agency, U.S. Marshals Service and the U.S. Secret Service use live-scan systems to perform identification and background checks.

     The ability to capture a forensic quality fingerprint image electronically and compare that fingerprint with a database of fingerprint images also has important civilian (non-law enforcement) applications, such as conducting employee background checks (including jobs in federal or state government, banking, airport, child care, stock brokers and other securities professionals or gaming) or screening potential foster parents. Millions of fingerprint cards are taken each year in the United States for civilian purposes. Traditionally, local police stations have performed this service, with completed fingerprint cards submitted to state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete. In addition, if an ink-and-roll fingerprint card is rejected, an applicant must go through the process again, which can delay further an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting or results of the background check that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record. The need for reliable and convenient fingerprint capture in a non-law enforcement environment and the need to streamline the background checking process have created a demand for live-scan products and fingerprinting services.

THE IDENTIX SOLUTION

     The Company has developed an industry-leading set of biometric security and imaging solutions for security, fraud prevention, law enforcement and other applications. The core of the Company's products are proprietary fingerprint capture technologies developed through the application of Identix's understanding of the science of fingerprint biometrics, optics, algorithms, computing and networking.

     BIOMETRIC SECURITY SOLUTIONS. In the Biometric Security market, the Company provides a comprehensive line of integrated biometric hardware and software solutions for a variety of applications, providing the Company's customers with significant improvements over traditional security and identification measures. The Company believes its Biometric Security technology is the most widely used in the world. Identix has sold over 15,000 Biometric Security products to customers in over 40 countries through its worldwide network of sales offices and distributorships to provide complete biometric solutions for a wide variety of applications, including the following:

     Building access: Numerous organizations have installed the Company's Biometric Security products to secure building access, including the Pentagon and various other United States government agencies, banks and industrial plants.

     Bank transaction authorization: Three large international banks use the Company's Biometric Security products for transaction authorization.

     Network and computer database security: Identix has and continues to develop a wide range of enterprise level security solutions for databases, network security, e-commerce and other emerging computer user needs. For example, Identix through a joint development and marketing agreement with Oracle, provides a Biometric Security solution for use in authorizing access to Oracle's database software. In addition, Identix has developed a Biometric Security solution for advanced user biometric authentication for Computer Associate's Unicenter TNG system management software.

     Airport security: The Company's Biometric Security products have been chosen for use in pilot programs at Chicago International O'Hare Airport to develop a universal air cargo security access system that is based on a combination of biometric identification and smart cards and general door access throughput the airport.

     Time-and-attendance: Woolworth's Limited, a major Australian supermarket chain, uses the Company's Biometric Security products to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

     ATM service: Armaguard, an Australian armored car and cash carrying company, uses the Company's Biometric Security products to secure access for service personnel to approximately 1,200 ATMs across Australia.

     Corrections: The California Department of Corrections and the California Youth Authority ("CYA") are installing the Company's Biometric Security fingerprint readers and networking software for physical access control in prisons and CYA facilities statewide. The systems enable authorized staff members to enter and exit secure areas, provide an exact record of each entry and exit and alert security staff if authorized persons do not biometrically check out of the secured areas when expected.

     The Company believes that success in the Biometric Security industry requires addressing the customer's needs by providing the necessary software applications and necessary interfaces with the customer's legacy computer systems. The Company has developed system management software to facilitate the deployment of Biometric Security devices and to control and manage a distributed network of Biometric Security devices. This management software enables an authorized system manager to limit, as desired, the scope of access of individuals and can create an audit trail of entries, alarms, enrollments, system changes and impostor attempts. The Company has also developed a number of customizable software applications to address specific customer's identification and verification requirements. These applications include a secure sign-on for Windows NT, a specialized tracking system for correctional institution operations (Bio-Sentinel), and identity verification for digital certificate authorization in electronic commerce. The Company has developed solutions to interface Identix's Biometric Security products with customer legacy computer systems, including Oracle databases, Computer Associates Unicenter TNG system management software, smart card readers and legacy systems. In addition, the Company has also developed the necessary software that encodes a smart card with fingerprint information used to verify an individual's identity before authorizing a transaction.

     BIOMETRIC IMAGING SOLUTIONS. In the Biometric Imaging market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint images and demographic data for various law enforcement, immigration and civilian employment, screening and background checks. Law enforcement and other government agencies in 38 states and four foreign counties have installed the Company's Biometric Imaging products for the following applications:

     Law Enforcement: Identix provides live-scan systems for state-wide law enforcement networks in California, Arizona, Texas, Illinois, Ohio, New Jersey, Maryland and Georgia. Many large cities and counties also use a network of Identix TouchPrint 600 live-scan systems for law enforcement, including New York City Police Department, Cook County (Chicago) Sheriff's Department, Boston Police Department and Detroit Police Department.

     Fingerprinting Services for Civilian Application: The Company recently entered into a joint venture with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications through Sylvan's testing centers nationwide. The joint venture currently has operations in ten United States cities and has programs with the American Banking Association and the National Association of Securities Dealers for performing background checks on banking and securities personnel.

     Immigration: The INS uses the Company's Biometric Imaging products to perform background checks on persons who enter the United States and persons seeking naturalization.

     Social services: Social service agencies in five states use the Company's Biometric Imaging products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

     Motor vehicle licensing: Two states use the Company's Biometric Imaging products to check whether driver's license applicants have received and/or had revoked a license under different names in that state.

     In order to meet the forensic quality standards required for identifying individuals from within large AFIS systems, the Company has applied its optics and image processing expertise to develop a system that it believes captures higher resolution and more accurate images than other available systems. The Identix fingerprint capture unit produces rolled finger and "slap" (four fingers at once) images at 600 dots per inch and 500 dots per inch, respectively.

     The Company's live-scan products contain proprietary high-resolution printing technology and a number of proprietary software features, including data management software and software for digitizing and processing fingerprint data in accordance with FBI standards. The Company's expertise in networking and systems integration has allowed it to implement large scale systems in some of the largest law enforcement agencies in the United States to automate and improve the efficiency of the identification process. In addition, the Company has developed proprietary quality assurance software that can tell the operator if a smudged or otherwise unreadable fingerprint image was captured, allowing the operator to recapture the image and has developed capture sequence control software that detects sequence errors resulting from the accidental rolling of the wrong finger for placement on the fingerprint card.

STRATEGY

     The Company's goal is to continue to develop and expand high level security applications for information technology, banking, government and other Biometric Security applications worldwide, to augment its presence in the domestic Biometric Imaging markets and penetrate international Biometric Imaging markets. The key elements of the Company's strategy include:

     Deliver Comprehensive Biometric Solutions. In both the Biometric Imaging and Biometric Security fields, the Company strives to provide comprehensive solutions for its customers. Identix is able to deliver complete Biometric Security systems for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, operating systems to manage networks of biometric devices and end-user software solutions that the Company believes best meet the end-user's needs. The Company considers Biometric Security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas, unlike certain other companies which are focusing solely on the development of image capture devices. In the Biometric Imaging industry, the Company intends to offer expanded capabilities to encompass all phases of the booking operation in a single, integrated system, through modular expansion. In addition, the Company's field service organization continues to expand the scope of its services to law enforcement agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. In both Biometric Security and Biometric Imaging, the Company seeks to continue to provide superior technical services and responsiveness and complete customer solutions that meet or exceed specifications.

     Penetrate New Markets Through Strategic Relationships. The Company is establishing strategic relationships with a select group of market leaders to provide Biometric Security solutions for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company wishes to participate. In such cases, the Company has and will pursue relationships with companies with strong positions in these markets. For example, the Company has developed Biometric Security products in cooperation with both Oracle and Computer Associates to enhance the security of their software. In addition, the Company has developed relationships with two of the leading AFIS suppliers in the world, Sagem Morpho, Inc. ("Sagem Morpho") and NEC Technologies, Inc. ("NEC"), to provide forensic quality Biometric Imaging to government agencies. In September 1997, the Company entered into a joint venture with Sylvan to provide fingerprinting services. The Company intends to continue to focus on developing strategic relationships with OEMs, system integrators and resellers who serve as prime contractors for large, integrated systems in the domestic and international markets.

     Maintain and Enhance Leadership in Biometric Technology. The Company's success depends on providing technologically advanced, cost-effective solutions. Accordingly, the Company intends to continue to invest in research and development and, where necessary, acquire companies or technologies that are complementary to its business in order to maintain and enhance its leadership position in biometric technology. These efforts include development of low cost fingerprint capture devices, enhanced algorithms, applications software, integration tools and software, highly integrated hardware designs, and mechanical and electronic components designed for high volume production.

     Maintain a Global Presence and Perspective. The Company believes that there are many opportunities to apply biometric technologies throughout the world and that solutions provided in one area of the world can be used in other regions for customers with similar requirements. Where fraud is prevalent, biometric solutions have the potential of providing immediate substantial savings. The Company has established a regional sales and support presence in North and South America, Australia, Europe and Asia to address opportunities throughout the world.

BIOMETRIC SECURITY PRODUCTS

     The Company's Biometric Security products operate by comparing an individual's fingerprint with a previously recorded mathematical characterization, or template, of that fingerprint. The template can be stored in a computer's memory, in a stand-alone Biometric Security product or a smart card (a card similar to a credit card with an embedded computer chip). When requesting access or authorization the user identifies himself with a PIN or coded identification card and then places his finger on the platen of the Biometric Security system. The system compares the finger placed on the platen with the stored template to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied.

     TouchSafe II and TouchNet II. TouchSafe II and TouchNet II for Oracle are used for controlling access to computers, computer databases and networks in a wide range of solutions including government, airports, banking and healthcare. TouchSafe II and TouchNet II are designed to be connected to both personal computers and sophisticated client/server networks to provide advanced user authentication through Identix developed solutions, such as the Oracle and Computer Associates specific solutions, or third party custom developed solutions. TouchNet II features data hashing security which encodes and decodes network-based communications and fingerprint data for heightened security.

     TouchSAFE Personal and TouchNet III. TouchSAFE Personal and TouchNet III are the next generation products which serve the same market applications as TouchSafe II and TouchNet II. Both products connect to the host computer via a serial interface and perform enrollment and verification functions within the device using Identix proprietary pattern-matching algorithms and either a custom ASIC microprocessor or an off-the-shelf microcontroller. Both products will operate with all Identix Biometric Security systems and application software. TouchSAFE Personal also incorporates an optional internal smart card read/write device, all within its streamlined desktop configuration. The Company believes that these products can provide identity authentication on computer networks for electronic commerce, database access and other computer-related information and data security applications.

     TouchLock II. TouchLock II is an access control system which may be used in many different applications, including securing access to physical space such as buildings, vaults and ATMs or authorizing financial transactions. TouchLock products, which are very rugged and recognized for their mission-critical reliability, have been installed in the Pentagon and various other United States government agencies and in banks and industrial plants around the world. These products may be connected in a network configuration through a personal computer and have the flexibility to permit access to designated entry points, thereby allowing a customer to install different levels of security at different locations within the same system. In addition, TouchLock II can be used as a stand-alone system eliminating the need for a personal computer or network connection. TouchLock II is also marketed under the name Fingerscan internationally.

     TouchClock II. TouchClock II is specifically designed for employee time-and-attendance applications, to be used as an alternative to, or in conjunction with, traditional punchcard time-and-attendance systems.

TouchClock II can track an individual's time of arrival and departure as well as breaks. TouchClock II is based on the same core proprietary technology as TouchLock II.

     TouchBlock II, TouchBlock 2.5 and F3. The Company sells fingerprint identification kits to OEMs consisting of a tooled optics subsystem, custom integrated circuit or off-the-shelf microcontrollers, and supporting software modules which allows biometric identification to be integrated into third party OEM systems.

     Fingerlan III. Fingerlan III is system management software for use with TouchLock designed to allow the authorized system manager the ability to limit access of specific individuals to certain times or to certain locations, as well as to create an audit trail of all entries, alarms, enrollments, system changes and impostor attempts. Fingerlan III is compatible with Microsoft Windows.

     Application Software. The Company's Biometric Security software products comprise two major categories: applications developed internally and software interfaces to third party products. Applications developed internally include a secure sign-on for Windows NT, a specialized tracking system for correctional institution operations (Bio-Sentinel), and identity verification for digital certificate authorization in electronic commerce. The Company has developed solutions to interface Identix's Biometric Security products with customer legacy computer systems, including Oracle databases, Computer Associates Unicenter TNG system management software, smart card readers and legacy applications. In addition, the Company has also developed the necessary software that encodes a smart card with fingerprint information used to verify an individual's identity before authorizing a transaction. The Company works with its customers to develop software applications and provides software developer kits for customized applications.

     Algorithms. The Company has developed proprietary pattern recognition algorithms. Most competitors use minutiae-based algorithms, the same fingerprint matching algorithm used by law enforcement. The use of this publicly available minutiae algorithm creates the risk that the minutiae fingerprint template captured for personal access or authorization may be used for background checks against law enforcement databases without the knowledge or consent of the individual. The Company's pattern recognition algorithms operate on an entirely different basis than the minutiae-based algorithm, thereby reducing the civil liberties concerns associated with fingerprinting generally.

BIOMETRIC IMAGING PRODUCTS

     The Company's Biometric Imaging products are used for the capture, storage and management of high resolution forensic quality fingerprint images and other identifying information.

     TouchPrint 600 Live-Scan System. The Company's TouchPrint products are computer-based, inkless live-scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines or a wide area network (WAN) to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and demographic information than the conventional "ink-and-roll" method. The TouchPrint 600 workstation and printer system was the first system accredited under the FBI's Image Quality Specifications standard. Accreditation to this specification is required for direct electronic submission of fingerprint images to the FBI's integrated AFIS. In addition to law enforcement applications, other applications for the TouchPrint systems include background checks of prospective employees by public and private sector employers. TouchPrint 600 systems typically integrate a high resolution scanner with digital signal and video processing boards, multi-processing application software, a multi-tasking computer, monitors as well as a laser printer enclosed in a cabinet.

     TouchPrint 600 Card Scan System. The TouchPrint 600 Card Scan System provides digitization of inked fingerprint images that were originally recorded on 10-print card stock. The TouchPrint 600 Card Scan System is designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. The TouchPrint Card Scan System has a flat-bed scanner on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a central records repository.

     TouchPrint 600 Palm Scanner. The TouchPrint 600 Palm Scanner is an inkless live-scan system that electronically captures high quality palm images for forensic matching. The TouchPrint 600 Palm Scanner can be integrated with existing TouchPrint 600 live-scan networks. The palm images can be transmitted to identification bureaus for examination using existing TouchPrint 600 communication software and printed using existing TouchPrint 600 printing systems with upgrade.

     TouchView II. TouchView II is specifically designed to capture and display a high resolution video fingerprint image on a customer-supplied workstation. TouchView is designed to be used primarily by system integrators as an optical fingerprint capture device which supplies fingerprint images to a frame grabber which digitizes the image for computerized fingerprint database systems for identification matching. The Company's TouchView single-finger imagers are incorporated by OEMs into turnkey systems and are used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing.

     DocuColor. The DocuColor mugshot and image file management system is an image management system that provides the capability to create an "electronic file folder" containing color video images, document images, fingerprints, forms and digitized data. The system provides compact storage and easy retrieval of a large volume of criminal justice information such that a user can, by querying the system and utilizing certain physical characteristics of a suspect, produce from a search of thousands of suspect records a photo line-up for comparison. The system operates on a personal computer workstation. A digital video camera is used for capturing color photographs and a high resolution scanner is used to digitize documents to store in an electronic file folder. A high-capacity relational database is used to index and store information and images. Images and data from the electronic file folders can be displayed on high resolution monitors or printed on black and white or color printers. The DocuColor system provides networking capabilities to allow multiple users access to a central database and image storage system.

     TouchPrint 600 Store & Forward System. The TouchPrint 600 Store & Forward System located at central processing sites manage the flow of electronic fingerprint records from a network of TouchPrint live-scan systems. The high-performance, multi-function Store & Forward platform simultaneously supports record receiving, interactive record editing, selective record transmitting and record printing on locally attached printers.

     TouchPrint 600 Print Server. TouchPrint 600 Print Servers provide automated receipt and printing of live-scan fingerprint records at remote or central facilities. High-capacity record storage options ensure uninterrupted record flow during peak load periods.

     Software. The TouchPrint 600 live-scan comes with Identix's proprietary user interface software, which can be custom configured to meet the demanding demographic data entry and specialized workflow requirements of law enforcement agencies. TouchPrint's Image Quality Assurance (QA) software automatically checks each fingerprint image and alerts the operator if the fingerprint should be re-scanned. In addition, Identix offers software options such as AccuCapture Sequence Control that provides true "slap-to-roll" comparison eliminating fingerprint sequence errors by the live-scan operators. The TouchPrint 600 also supports selective management reporting functions to evaluate system and operator performance.

FINGERPRINT SERVICES

     Certain employers (including federal or state government agencies, child care, securities and gaming licensing agencies) require a background check, including a fingerprint check, as a condition of employment. Usually, an applicant is required to go to a police station for ink fingerprinting and then submit the fingerprint card to the employer for submission to the state authorities or the FBI to perform a background investigation. If the fingerprint card is rejected, an applicant then must go through the process again.

     The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting business. In September 1997, the Company and Sylvan entered into a joint venture to pursue opportunities created by this demand for fingerprint services. The joint venture provides fingerprinting services on a contract basis using Identix live-scan systems at locations provided by Sylvan or government agencies and through mobile units which are dispatched from a central location and make periodic visits to different locales. The business maintains an "800" number which people can call to find out the most convenient location for them to have fingerprints taken (including the times at which mobile units are servicing various locations) and to schedule an appointment. The joint venture earns a fee for each user of the services. The joint venture currently provides fingerprinting services in ten United States cities. In the last year, the joint venture has established programs with the American Banking Association and the National Association of Securities Dealers for performing background checks on banking and securities personnel.

     The fingerprint services business provides the applicant and employer with the following advantages: fingerprinting takes place in a non-police environment; background checks can be completed more quickly allowing the applicant to begin work sooner; re-submissions can be done automatically; the rejection of cards because of poor print quality is virtually eliminated; and employers may not be subject to the unnecessary risk of discovering that an employee who has begun work may have a criminal record.

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

     Information Technology Group. ANADAC's Information Technology Group ("IT Group") provides business process analysis and business process engineering as well as system design, development, integration and implementation services to automate a client's workflow thereby improving operational efficiency and solving business problems. The IT Group's solutions incorporate a variety of technologies such as digital imaging, Biometric Imaging, networking, relational database development and management, telecommunications and integration of nonhomogeneous software and hardware into a single homogeneous environment.

     The IT Group focuses on providing acquisition, design, development and integration support for imaging systems in a variety of different applications ranging from law enforcement to office and business applications to automated storage and retrieval. The IT Group utilizes the Company's DocuColor image file management system to provide customers a file management system that allows users to capture, catalog, index, store and retrieve data, digital video images and document images using a file folder paradigm. The IT Group also develops and implements biometric solutions using the Company's products. For example, the IT Group has been a systems integrator for the Maryland Department of Public Safety and Cook County Sheriff's Department whereby they integrated the Company's TouchPrint 600 live-scan system, the Company's DocuColor mugshot and file management system and the customers' criminal justice information systems. The IT Group also functioned as the software development facility to integrate the Company's TouchLock and TouchSafe product lines into Computer Associates Unicenter TNG system management software and Identix's Bio-Sentinel software. The IT Group also designs and implements other imaging systems using "off-the-shelf" or commercially available products that satisfy its clients' requirements.

     The IT Group has used internally developed technology to develop the Identix General Services Administration ("GSA") computerized catalog that enables federal and state agencies to call up specifications and pricing, then order equipment and services from its GSA Federal Supply Schedule Contract ("FSS"). Through the GSA FSS program, Identix streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient matter. Originally the IT Group implemented the GSA FSS program for internal use; now however, the IT Group allows third parties for a fee to sell through the Company's GSA computerized catalog.

     Systems Engineering Group. ANADAC's System Engineering Group is a leader in providing consulting, scheduling, project monitoring, financial and contract management planning and implementing system acquisition programs in both the public and private sectors. The Systems Engineering Group has extensive expertise in planning and executing weapon system acquisitions. In September 1995, ANADAC's System Engineering Group was awarded a contract for program management engineering services by the Naval Sea Systems Command in support of the AEGIS Combat Shipbuilding Program. The contract generated approximately $7 million per year in revenue in the past three years, and is estimated to have a total contract value of approximately $38 million over a five-year period if all contract options are exercised. There can be no assurance that any contract extensions will be exercised or that funding will be provided beyond the base year.

     Facilities Group. ANADAC's Facilities Group provides strategic program management, including monitoring and cost control, facility engineering audits, assessments, inspections and maintenance management and construction management programs. An example contract includes functioning as the construction manager for GSA's 10-year renovation of the White House and Executive Office buildings.

     Legislative Demographic Services, Inc. ANADAC's wholly owned subsidiary Legislative Demographic Services, Inc. provides demographic data information and services principally to Fortune 500 companies for use in lobbying Federal and state legislatures.

     A substantial portion of ANADAC's business comes from government agencies, which subjects the business to certain additional risks.

PRODUCT DEVELOPMENT

     The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases reduce the costs, of its existing products as well as to increase the breadth of the Company's product offerings. The Company's expenditures for research, development and engineering totaled $4,572,000, $2,754,000, and $1,486,000, in the fiscal years ended June 30, 1998, 1997 and 1996, respectively. In addition, research, development and engineering expenditures funded by customers were $16,000, $269,000, and $255,000 in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     The Company's development programs have recently focused on: the next generation Biometric Security devices which are being developed to be faster, more reliable and cost effective than currently available devices; Biometric Security end user software applications; development of the recently introduced palm scanner; and enhancement of the Company's other live-scan products.

SALES, MARKETING AND SUPPORT

     The Company markets its Biometric Security and Biometric Imaging product lines directly to end users through its internal sales force, and indirectly through authorized agents, distributors, VARs, system integrators and OEMs. The Company's sales organization is divided into four regions: North America; Asia/ Pacific; Latin America; Europe, Middle East and Africa.

     Biometric Security Products. The Company's Biometric Security products are sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs and OEMs. Sales activity is concentrated in the markets of database and network access security, banking (financial transactions), time-and-attendance, access control and government (personal verification). The Company has sales, service, product marketing and application engineering expertise in each regional sales offices to provide the customers with complete sales and maintenance support.

     Sales activity varies widely from single access control devices sold by a dealer or system integrator to complicated, networked solutions sold by several companies working cooperatively, such as, financial transaction authorization, time-and-attendance and building access. The success of these sales depends on the Company's ability to provide integrated solutions that are usually software based. The majority of the service and support activities relate to these software and integration issues.

     Biometric Imaging Products. The Company's Biometric Imaging products are marketed domestically primarily through a direct sales force and internationally through sales representatives. Identix also teams with two major AFIS vendors, NEC and Sagem Morpho, to provide TouchPrint 600 systems or OEM versions thereof for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its Biometric Imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

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

     Product Support. Installation and maintenance support comes from the Company's 24 hour/7 days per week TouchCare support center, regional technical staffs as well as the Company's engineering staff. This support generally includes travel to the customer site to explain the technical operation of the system, clarify the configurations, detail any necessary software customization and define the integration issues. The systems are then installed and supported by the TouchCare support center, regional staffs and the Identix trained system integrators, VARs or partners. The Company provides ongoing training at its Sunnyvale, California facility for customers and distributors, as well as providing on-site training for customers.

     The Company's Biometric Imaging products carry a 90-day warranty and extended service and warranty are offered through a choice of maintenance contracts. The Company's Biometric Security products carry a one year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company passes on to its customers the standard warranties provided by those manufacturers. Service centers are located in California, Australia, Indonesia and Switzerland.

     ANADAC Services. ANADAC markets its services directly to United States government agencies, including the DOD, and to commercial entities.

BACKLOG

     Product sales are generally made pursuant to purchase orders, which are subject to cancellation. The Company typically ships its products within sixty days of receipt of an order. For its ANADAC services business, amounts in backlog are often not funded and, even if they are funded, are subject to cancellation by the contracting agency. Accordingly, the Company believes that backlog at any given time cannot be considered a meaningful indicator of future financial performance.

PATENTS AND TRADE SECRETS

     The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of such technology. The Company holds the following patents: one U.S. patent expiring in 2004 and ten foreign patents on one version of the Company's optical fingerprint reading device; one U.S. patent expiring in 2008 and six foreign patents on a fingerprint analysis algorithm; one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint; one U.S. patent expiring in 2014 on the Company's curved platen design palm scanner; one U.S. patent expiring in 2015 covering a different version of the Company's optical fingerprint reading device; and one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture. Identix has an ongoing policy of filing patent applications to seek protection for novel features of its products and currently has four patent applications pending in the United States and five in foreign countries. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent protection on the Company's technology or the circumvention of its patent protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by the Company will result in issued patents with the scope of the claims sought by the Company, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. Further, there can be no assurance that the Company has not or will not infringe prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company.

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

COMPETITION

     The markets for Biometric Security and Biometric Imaging products are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. Recently, a significant number of established and startup companies have become engaged in developing software and hardware for fingerprint Biometric Security applications that could compete directly with the Company's Biometric Security products, including a number of companies that are developing semiconductor or optically-based direct contact fingerprint image capture devices. In addition, other companies are developing currently or have developed other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure, which could significantly reduce the potential market for the Company's products if widely adopted. The Company's Biometric Security products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods. The Company believes that in an effort to remain competitive in the future it will need to invest increasing financial resources in research and development.

     The Company believes that the most important competitive factors for Biometric Security products are the degree of security provided, ease of use, functionality, price and reliability. In applications such as controlled access to computers, ATMs and electronic funds transfer, the Company faces competition from technologies relying on PIN numbers or passwords. In competing with these non-biometric products, the

Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company's Biometric Security products. For example, card key systems can be integrated with Biometric Security systems to supply different levels of security within a facility.

     The Company believes that the most important competitive factors for the Biometric Imaging products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price and reliability. The Company is aware of other companies that are currently marketing live-scan products competing with Identix's TouchPrint products.

     In its services business, the Company faces substantial competition from professional services providers and systems integrators of all sizes in the government marketplace. ANADAC is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, its ability to compete successfully will be materially and adversely affected.

MANUFACTURING

     The Company limits its manufacturing activities to the assembly and testing of proprietary subassemblies, final system assembly and functional testing. Printed circuit board assemblies are fabricated by highly automated outside suppliers. The Company believes this would permit rapid expansion of production capacity to meet any significant increase in product demand. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volume increases. Quality control tests are performed at all stages of the manufacturing process.

     The Company currently uses certain components which are sole sourced, the most important of which are the charge coupled and CMOS imaging devices and ASICs for the Biometric Security products and the charge coupled devices for the Biometric Imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months worth of inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 1, 1998, Identix had 167 employees working in its products business, of whom 36 were engaged in research, development and engineering, 22 in production and production support, 80 in sales, marketing and field service and 29 in general administration and finance. As of September 1, 1998, Identix had 252 employees working in its services business, of whom 213 were service providers, 17 were engaged in sales and marketing and 22 were engaged in general administration and finance. None of Identix's employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

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

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly operating results have in the past been, and will continue to be, subject to significant variations resulting from a number of factors, many of which are outside of the Company's control and any one of which could substantially affect the Company's results of operations for any particular fiscal period. The Company's revenues in any period have been, and in the near term are expected to be, derived from large orders from a limited number of customers. Accordingly, revenues in a particular quarter will be dependent upon the timing and size of major orders and the timing of recognition of revenues from those orders. A majority of the Company's revenues are derived from the sale of products and services directly to governmental agencies or OEMs, systems integrators or resellers who sell products and services to government agencies. Government agencies are subject to political and budgetary constraints and orders from them may be canceled or substantially delayed or the receipt of revenues or payments substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, the Company's contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities. Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold and the mix of product sales by distribution channels; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with firm fixed price ("FFP") contracts and time and materials ("T&M") contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead-time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may differ from the expectations of securities analysts and investors, which could adversely affect the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

     Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Biometric Security products and Biometric Imaging products. Biometric Security products represent a new approach to identity verification, which has only been used in limited applications to date, and these products have not gained widespread commercial acceptance. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products and publicity regarding these products. Public objections have been raised as to the use of biometric products for some applications on civil liberties grounds and certain legislation has been proposed to regulate the use of Biometric Security products. The Company's future success is dependent upon the development and expansion of markets for Biometric Security products and Biometric Imaging products both domestically and internationally. In addition, even if markets develop for Biometric

Security products and additional markets develop for Biometric Imaging products, there can be no assurance that the Company's products will gain wide market acceptance in these markets. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Biometric Security applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Company's products fail to develop or develop more slowly than anticipated or if the Company's Biometric Security products fail to gain wide market acceptance, or Biometric Imaging products lose market share, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

     The markets for Biometric Security and Biometric Imaging products are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. Recently, a significant number of established and startup companies have become engaged in developing software and hardware for fingerprint Biometric Security applications that could compete directly with the Company's Biometric Security products, including a number of companies that are developing semiconductor or optically-based direct contact fingerprint image capture devices. In addition, other companies are developing currently or have developed other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure, which could significantly reduce the potential market for the Company's products if widely adopted. The Company's Biometric Security products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods. The Company believes that in an effort to remain competitive in the future it will need to invest increasing financial resources in research and development.

     In its services business, the Company faces substantial competition from professional services providers of all sizes in the government marketplace. ANADAC is increasingly being required to bid on FFP and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, its ability to compete successfully will be materially and adversely affected.

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

     The Company's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards (including FBI accreditation standards and evolving standards for the interface of Biometric Security products), respond to evolving customer requirements and achieve market acceptance. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, because a number of the Company's Biometric Imaging products and Biometric Security products are incorporated into systems marketed by other companies, or are co-marketed together with other products or services sold by other companies, the failure to introduce products in a timely manner may cause such companies to seek alternative suppliers or marketing partners. From time to time, the Company or its present or future competitors may announce new products, capabilities or technologies that have the potential to replace the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay or alter their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, new product introductions may contribute to fluctuations in quarterly operating results or result in the early obsolescence of the Company's products, because customers may forego ordering the Company's existing products. If the Company's new products have reliability or quality problems, the Company may experience reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional service and warranty expense.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

     During fiscal 1998, the Company derived approximately 89% of its services revenue directly from contracts relating to the DOD and other U.S. Government agencies. Loss of any material government contract due to budget cuts or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

     During fiscal 1998, the Company derived approximately 68% of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes certain performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1992 to June 30, 1995. While the Company believes that the results of such audit will have no material effect on the Company's revenues, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS

     During fiscal 1998, the Company's net product revenues from international sales were 18%. A key component of the Company's strategy is to pursue product sales in international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies (including "crime control" products and encryption technology), fluctuations in foreign currencies and the U.S. dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments. The Company is also at risk from changes in foreign and domestic laws, regulations and policies governing foreign operations. There can be no assurance that laws or administrative practices relating to taxation, foreign exchange or other matters of countries within which the Company operates or will operate will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of foreign countries treat the protection of proprietary rights differently from, and may not protect the Company's proprietary rights to the same extent as, laws in the United States.

     The Company's international sales generally are denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

DEPENDENCE ON LARGE ORDERS BY CUSTOMERS

     The Company's revenues principally consist of large orders from a limited number of customers. While the individual customers may vary from period to period, the Company is nevertheless dependent upon these large orders for a substantial portion of its total revenues. There can be no assurance that the Company will be able to obtain large orders on a consistent basis. The Company's inability to obtain sufficient large orders would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from the expectations of securities analysts, which could adversely affect the trading price of the Company's common stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH ACQUISITIONS

     As part of its business strategy, the Company intends to acquire assets and businesses principally relating to or complementary to its current operations. The Company acquired two companies in fiscal 1996 and one in fiscal 1998. These and any other acquisitions by the Company will be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, potential exposure to unknown liabilities of acquired companies or to acquisition costs and expenses exceeding amounts anticipated for such purposes; fluctuations in the Company's quarterly and annual operating results due to the costs and expenses of acquiring and integrating new businesses; the difficulty and expense of assimilating the operations and personnel of the companies; the potential disruption of the Company's ongoing business and diversion of management time and attention; the inability of management to maximize the Company's financial and strategic position by the successful incorporation of acquired technology; the maintenance of uniform standards, controls, procedures and policies; the impairment of relationships with and possible loss of key employees and customers as a result of changes in management; the incurrence of amortization expenses if an acquisition is accounted for as a purchase; and dilution to the shareholders of the Company if the consideration for the acquisition consists of the Company's equity. In addition, the difficulty of integrating certain companies may be increased by geographic distances. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

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

DEPENDENCE UPON SOLE AND LIMITED SOURCES OF SUPPLY; RISKS ASSOCIATED WITH IMPLEMENTATION OF LARGER SCALE MANUFACTURING CAPABILITIES

     Certain of the components included in the Company's products are obtained from a single source or a limited group of suppliers, the most important of which are the charge coupled and CMOS imaging devices and ASICs for the Biometric Security products and the charge coupled devices for the Biometric Imaging products. The Company has no long term agreements with any of its suppliers. Although the Company seeks to reduce dependence on these sole and limited sources of suppliers, the partial or complete loss of certain of these sources or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers. This may require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months of inventory on sole source components, it may take the Company several months to locate alternative suppliers if required, and/or to re-tool its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Historically, the volume of the Company's production requirements for the law enforcement and public sectors has not placed significant capacity constraints on the Company's manufacturing and assembling capabilities. However, if the Company begins to market its products for potentially larger volume applications, the Company may be required to fulfill larger orders in a short period of time and to implement measures to decrease product costs. There can be no assurance that the Company will be able to scale-up its manufacturing and assembling capacities to fulfill such orders and to decrease manufacturing costs. Any failure by the Company to implement higher volume manufacturing or reduce product costs for commercial applications could have a material adverse effect on the Company's business, financial condition and results of operations.

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

SHARE HOLDINGS OF ASCOM USA

     As of September 1, 1998, Ascom USA Inc. ("Ascom"), beneficially owned approximately 20% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,048,924 shares of the Company's common stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. Ascom has recently requested registration of approximately 1,700,000 shares. The sale of a significant number of shares by Ascom in the open market could have an adverse effect on the trading price of the Company's common stock. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

IMPACT OF YEAR 2000

     The Company has evaluated the products and services it offers, as well as its information technology infrastructure, in an effort to determine whether the Company or its customers may have exposure to Year 2000 problems caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives. The Company has also made inquiries of its key suppliers to determine their readiness with respect to Year 2000 problems.

     The Company has identified certain internal software that requires updating in order to be Year 2000 compliant. As part of the Company's maintenance contract for that software, the vendor of that software has provided the Company with an upgrade that addresses the Year 2000 problem. The Company has not installed the software upgrade yet, but expects to have the installation completed by early 1999. The Company is also aware that it has sold certain Biometric Imaging products that, at the request of the customers, use a two-digit value for the year. The Company is informing its customers of the potential issues that may be raised by this feature and how they can be remediated. The Company believes that the costs to the Company not borne by customers for such remediation will be insignificant. The Company is also aware that its TouchLock I product (which is only used by one customer and is no longer in production) is not Year 2000 compliant. The Company, at its cost, upgraded the software on the installed TouchLock I products to make them Year 2000 compliant. The expenditure required to complete this upgrading was insignificant.

     The Company is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The Company has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. The Company is still in the process of collecting responses. The Company will be able to better determine what actions may be necessary to address potential problems with key suppliers after it receives responses back from these suppliers. A failure of a key supplier to provide the Company with necessary components or services could result in a delay by the Company in providing products or services to the Company's customers and have a material adverse effect on the Company's business, financial condition and results of operations.

     The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect the Company or that any remedial efforts it takes will adequately address any potential Year 2000 problems.

ITEM 2. PROPERTIES

     Identix leases approximately 40,000 square feet of space in Sunnyvale, California for manufacturing, research and administration. The monthly lease payments are $33,000 a month plus taxes, insurance and maintenance costs and the lease expires in 2001. Sales and service offices are leased in Australia, Zurich, Rio de Janiero, Beirut and Singapore with an aggregate net monthly lease payment of approximately $14,000. Identix also services customers from sales offices in California, Georgia, Virginia and Michigan. Identix also has small offices in Illinois and Missouri primarily providing engineering services. ANADAC leases approximately 42,000 square feet in four locations in Virginia with aggregate monthly lease payments of

$83,000, which leases expire in 2000 and 2001. ANADAC also services customers from offices leased in Mississippi, Maryland, and Virginia. The Company believes that its facilities are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleged claims under the federal securities laws and California law. Plaintiffs alleged that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers denied plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The settlement was approved by the Court, following notice to the class members, and the lawsuit was dismissed with prejudice on March 6, 1998.

     On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the District Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the District Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the District Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal. On July 2, 1998, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. DBI has publicly announced that it has no plans to appeal the ruling and, accordingly, the Company believes that the judgment in favor of the Company will be the final disposition of the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1998.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Identix, and their ages as of September 1, 1998, are as follows:

        NAME          AGE                             POSITION
        ----          ---                             --------
Randall C. Fowler...  59    President, Chief Executive Officer and Director
Harrison N.
  Walther...........  61    President and Chief Executive Officer of ANADAC and Director
                            Executive Vice President, Chief Financial Officer and
James P. Scullion...  42    Secretary
Daniel F. Maase.....  54    Vice President, Biometric Imaging Division
John Kirsten........  54    Vice President, Biometric Security Division
                            Vice President, Worldwide Sales, Marketing and Customer
Alan Schallop.......  57    Support
Gary L. Cauble......  47    Vice President, Manufacturing
John Bruce-Smith....  41    Vice President, Finance

     RANDALL C. FOWLER is Chairman of the Board of Directors, President and Chief Executive Officer of the Company, positions he has held since founding the Company in 1982.

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

     DANIEL F. MAASE, Vice President, Biometric Imaging Division, joined the Company in November 1988 and served as Vice President, Engineering from December 1988 until he was appointed to his present position in February 1998. Prior to joining Identix he was an Operations Manager at Varian Associates, a manufacturer of instruments and microwave power devices, medical equipment and semiconductors, from 1987 to 1988.

     JOHN KIRSTEN, Vice President, Biometric Security Division, joined the Company in May 1998. Prior to joining the Company, he spent several years in the software industry, serving as Vice President of International Operations for Objectivity, Inc. from 1997 to 1998, Vice President of International Operations for IDE/Aonix from 1995 to 1997, and Vice President of European Operations for IMSL/Visual Numerics, Inc. from 1992 to 1995.

     ALAN SCHALLOP, Vice President, Worldwide Sales, Marketing & Customer Support, joined the company in October 1997 as the Vice President, North American Sales, Marketing & Customer Support. He was appointed to his present position in February 1998. Prior to joining Identix, Mr. Schallop was the Vice President of Worldwide Sales and Customer Support of Zapex Technologies from December 1996 to October 1997, the Chief Operating Officer of Pharm/Net from June 1996 to December 1996, the Vice President of Worldwide Customer Support of Wyse Technology from May 1995 to May 1996, the Vice President of North American Sales and Channels of OpenVision Technologies Inc. from March 1994 to February 1995 and served in various positions with Sequent Computer Systems, Inc. from December 1990 to February 1994, including Vice President and General Manager of North American Sales. Mr. Schallop worked at Hewlett-Packard Co. from 1969 to 1990 in various positions, including U.S. Sales Manager for Networked Systems and OEM products.

     GARY L. CAUBLE, Vice President, Manufacturing, joined the Company in August 1995. Prior to joining the Company, from 1990 to 1995, he was assistant Division Manager/Operations Manager at Bell Industries.

     JOHN BRUCE-SMITH, Vice President, Finance, joined Identix Australia Pty Limited as Controller in November 1997 and served as Controller of Identix from April 1998 through August 1998, before being appointed to his present position in September 1998. Prior to joining Identix, he worked as a financial project manager at Racal Telecommunications Ltd in England from February 1997 through September 1997. Prior to that, Mr. Bruce-Smith served in various financial capacities with AWA Limited in Sydney from 1990 through 1996, most recently serving as Assistant Chief Financial Officer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

     The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                              HIGH          LOW
                                                              ----          ---
YEAR ENDED JUNE 30, 1998
Fourth Quarter..............................................    8 9/16       5 5/8
Third Quarter...............................................   10 1/2        8 1/2
Second Quarter..............................................   11 5/8        9 5/16
First Quarter...............................................   11 13/16      8 3/4

YEAR ENDED JUNE 30, 1997
Fourth Quarter..............................................   11 1/4        7 7/16
Third Quarter...............................................   12 3/4        8 3/8
Second Quarter..............................................   10 3/4        7 1/4
First Quarter...............................................   13 7/8        8 3/16

     The last reported sale price of the common stock on the AMEX on September 1, 1998 was $4 15/16. As of September 1, 1998, there were 1,192 shareholders of record.

     The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations for each of the three fiscal years in the period ended June 30, 1998 and with respect to the balance sheets at June 30, 1998 and 1997 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 1995 and 1994, and consolidated balance sheet data at June 30, 1996, 1995 and 1994 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                                      FISCAL YEAR ENDED JUNE 30,
                                         -----------------------------------------------------
                                          1998      1997(1)     1996         1995       1994
                                         -------    -------    -------      -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $79,374    $52,543    $38,541      $27,014    $20,135
Net income (loss)......................      768        518     (3,441)(2)     (715)    (2,596)
Basic net income (loss) per share......     0.03       0.02      (0.15)       (0.04)     (0.14)
Diluted net income (loss) per share....     0.03       0.02      (0.15)       (0.04)     (0.14)
Weighted average common shares.........   25,104     24,817     23,485       19,371     18,304
Weighted average common shares assuming
  dilution.............................   25,669     25,586     23,485       19,371     18,304
BALANCE SHEET DATA:
Cash and cash equivalents..............  $   753    $ 2,510    $   981      $ 3,842    $   799
Working capital........................   18,153     15,477     14,914        9,571      3,588
Total assets...........................   42,012     32,440     27,107       18,104     10,593
Long-term debt and convertible debt....       --         --        127           --        500
Shareholders' equity...................   22,910     20,898     19,472       12,274      5,751

---------------
(1) Fiscal year 1997 has been adjusted for the acquisition of Biometric Applications and Technology, Inc., which was accounted for as a pooling of interests.

(2) Includes a $4.7 million write-off of acquired in-process research and development related to the acquisition of Fingerscan Pty Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under "Right Factors" in Item 1 and the other risks identified in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Identix designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Biometric Security products that verify the identity of an individual through the unique biological characteristics of a fingerprint and (ii) Biometric Imaging products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

     On March 26, 1996, the Company acquired Fingerscan Pty Limited ("Fingerscan"), a privately-held Australian-based company that designs and markets Biometric Security products. Fingerscan had been a long-standing Identix OEM partner integrating Identix fingerprint identification technology into Fingerscan's fingerprint identity and verification products and systems. The acquisition was accounted for as a purchase. Accordingly, the Company's fiscal 1996 consolidated financial statements include the results of Fingerscan from the date of acquisition. Fingerscan's name was changed to Identix Australia Pty Limited during fiscal 1998. See Item 8, Note 2 of Notes to Consolidated Financial Statements.

     On June 30, 1996, the Company acquired Innovative Archival Solutions, Inc. ("IAS"), a privately-held company which provides fingerprinting services using the Company's Biometric Imaging systems. The acquisition was accounted for as a pooling of interests. The Company's fiscal 1996 consolidated financial statements include the accounts and operations of IAS. For fiscal 1995, the effects of the combination with IAS were not significant and the Company has not restated fiscal year 1995 to include the accounts and operations of IAS. See
Item 8, Note 2 of Notes to Consolidated Financial Statements.

     On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T"), a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software into Identix's Biometric Security products. The acquisition was accounted for as a pooling of interests. The Company's fiscal 1997 consolidated financial statements include the accounts and operations of BA&T. For fiscal 1996, the effects of the combination with BA&T were not significant and the Company has not restated fiscal year 1996 to include the accounts and operations of BA&T. See Item 8, Note 2 of Notes to Consolidated Financial Statements.

     On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. As of October 1, 1997, the business of IAS has been conducted through the joint venture, Sylvan/Identix Fingerprint Centers, LLC ("SIFC").

RESULTS OF OPERATIONS

     YEARS ENDED JUNE 30, 1998 AND 1997

     Revenues. Revenues for fiscal 1998 were $79,374,000, compared to $52,543,000 for fiscal 1997. For fiscal 1998 the increase in revenues of 51% is due to increases in both the Company's net product revenues and services revenues.

     The Company's net product revenues were $34,720,000 for fiscal 1998, compared to $26,652,000 in fiscal 1997. For fiscal 1998, the increases in net product revenues of 30% were due to increased shipments of the Company's Biometric Imaging product group, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600 product line have generated additional revenues from maintenance support agreements and related customer support. The increase in Biometric Imaging sales was partially offset by a decline in the Company's Biometric Security product group sales, which resulted primarily from a decline in sales in Asia related to the adverse economic events in the region. International sales accounted for $6,350,000 or 18% of the Company's net product revenues for fiscal 1998, compared to $8,178,000 or 31% for fiscal 1997. The decrease in international sales for the year was primarily due to a decline in sales in Asia. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. The Company's international sales generally are denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company did not have any customer account for 10% or more of total product revenues in either fiscal 1998 or fiscal 1997.

     The Company's fingerprinting services revenues were $1,078,000 for fiscal 1998. For certain contracts that Identix held prior to the commencement of SIFC, Identix subcontracted the fingerprinting services to the joint venture at amounts equal to the amounts billed to the customers; therefore, no gross margin was recognized by the Company except for a 5% license fee charged to SIFC for use of certain of the Company's trademarks. As of July 1, 1998, all contracts for fingerprinting services held by Identix have been assigned to SIFC and the Company does not expect to report revenues for fingerprinting services in the future.

     The Company's services revenues were $43,576,000 for fiscal 1998 compared to $25,891,000 for fiscal 1997. The increases in services revenues of 68% for fiscal 1998 was due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the General Services Administration negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For fiscal 1998, revenues directly from the DOD and from other U.S. government agencies accounted for 89% of the Company's total services revenues compared to 77% in fiscal 1997.

     The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 21% of its services revenues for fiscal 1998, compared to 39% for fiscal 1997. The decrease in the percentage of services revenues generated by CPFF contracts is primarily due to the increase in third party services purchased through the Company's GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During fiscal 1998, the Company derived approximately 68% of its services revenues from T&M and FFP contracts compared to 46% in fiscal 1997. The increase in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the increase in third party services purchased through the Company's GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing an audit by the Defense Contract Audit Agency for the period from July 1, 1992 to June 30, 1995.

     Gross Margin. Gross margin on net product revenues was 51% for fiscal 1998, as compared to 50% in fiscal 1997. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 14% for fiscal 1998 as compared to 20% for fiscal 1997. The decrease in gross margin for the year was primarily due to an increase in third party services purchased through the GSA contact maintained by ANADAC. When the Company sells third party services through the GSA contract, the Company earns a fee based on a percentage of the third party purchased services. The fee earned on third party services is typically less than the fee earned on services directly provided by the Company.

     Research, Development and Engineering. Research, development and engineering expenses were $4,572,000 or 13% of net product revenues for fiscal 1998, compared to $2,754,000 or 10% for fiscal 1997. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in fiscal 1999.

     Marketing and Selling. Marketing and selling expenses were $9,107,000 or 11% of total revenues for fiscal 1998 compared to $8,076,000 or 15% of total revenues for fiscal 1997. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing and expenses to promote the Company's products and services and to expand its customer support organization. The Company expects marketing and selling expenses to continue to increase in absolute dollars in fiscal 1999.

     General and Administrative. General and administrative expenses were $8,474,000 or 11% of total revenues for fiscal 1998, compared to $7,171,000 or 14% of total revenues for fiscal 1997. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure. The increase was partially offset by a decrease in litigation charges which were $491,000 for fiscal 1998 compared to $736,000 for fiscal 1997 (See Item 8, Note 10 of Notes to Consolidated Financial Statements).

     Reorganization Costs. Reorganization costs were $717,000 for fiscal 1998. The costs were primarily due to the reorganization charges taken for severance and related expenses in the streamlining of the Company's international sales operations and currency translation adjustments.

     Other Income and Expense, Net. For fiscal 1998, net other expense was $8,000 compared to net other income of $210,000 for fiscal 1997. In fiscal 1997, other income was primarily related to an export market development grant related to a subsidiary's export sales.

     Net Interest Expense. Net interest expense was $165,000 for fiscal 1998, compared to $242,000 for fiscal 1997. The difference was due to increased interest income earned on higher average cash balances during fiscal 1998 compared to fiscal 1997.

     The weighted average interest rate paid by the Company on borrowings under its line of credit (the "Identix Line of Credit") for fiscal 1998 and 1997 was approximately 8.5% each year. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during fiscal 1998 and 1997 was 8.5% and 8.3%, respectively.

     Income Taxes. No federal income taxes were paid or accrued in fiscal 1998 and 1997 due to the use of net operating loss ("NOL") carryforwards. The Company had federal and state NOL carryforwards of approximately $19.6 million and $3.6 million, respectively, as of June 30, 1998 that may be applied to reduce future taxable income. However, under the Tax Reform Act of 1986, a corporation's ability to use its NOLs may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three year period (an "ownership change"). Management believes that the Company's public offering of units in January 1993 caused the Company to experience an ownership change under these provisions. As a result, there is an annual limitation on the utilization of the Company's NOL carryforwards incurred prior to the ownership change of approximately $2.5 million. The NOL carryforwards expire on various dates through fiscal 2011.

     Equity Interest in Joint Venture. The equity interest in joint venture loss of $171,000 for fiscal 1998 represents the Company's share of the results of SIFC.

     YEARS ENDED JUNE 30, 1997 AND 1996

     Revenues. Revenues for fiscal 1997 were $52,543,000 compared to $38,541,000 for fiscal 1996. The increase in revenues of 36% for fiscal 1997 was due to increases in both net product revenues and services revenues.

     The Company's net product revenues were $26,652,000 for fiscal 1997 compared to $16,565,000 for fiscal 1996. The increase of 61% in net product revenues for fiscal 1997 was due primarily to increased shipments of the Company's Biometric Security products, primarily in international markets, and TouchPrint 600 product line and increased fingerprint services. International sales represented $8,178,000 or 31% of the Company's net product revenues for fiscal 1997 compared to $2,198,000 or 13% for fiscal 1996. The overall impact of currency fluctuations on operating results was not significant in fiscal 1997 or fiscal 1996. In fiscal 1997, the Company did not have any customer account for 10% or more of total product revenues. In fiscal 1996, the Company's products business had one customer which represented 14% of total revenues.

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

     CPFF contracts accounted for 39% of the Company's services revenues for fiscal 1997 compared to 43% for fiscal 1996. During fiscal 1997, the Company derived approximately 46% of services revenues from T&M contracts and FFP contracts compared to 41% for fiscal 1996.

     Gross Margin. Gross margin on net product revenues was 50% for fiscal 1997 compared to 47% for fiscal 1996. The increase in gross margin for fiscal 1997 compared to fiscal 1996 was primarily due to (i) the favorable mix of Biometric Security and Biometric Imaging product sales, (ii) cost reductions in certain components and (iii) increased manufacturing efficiencies because of the increase in unit volume and the absorption of manufacturing overhead resulting from higher production levels.

     Gross margin on services revenues was 20% for fiscal 1997 compared to 18% for fiscal 1996. The increase in the gross margin on services revenues was primarily due to increased gross margins on revenues generated by ANADAC's information technology group.

     Research, Development and Engineering. Research, development and engineering expenses were $2,754,000 or 10% of net product revenues for fiscal 1997 compared to $1,486,000 or 9% of net product revenues for fiscal 1996. In addition, for fiscal 1997 and 1996, research, development and engineering expenditures funded by customers were $269,000 and $255,000, respectively. The increase in research, development and engineering expenses, in absolute dollars, is primarily due to the inclusion of research, development and engineering expenses incurred by Fingerscan to develop and maintain certain Biometric Security products, and in general, the addition of engineering staff and related expenses to further develop and enhance the Company's products, including the Company's introduction of the TouchPrint 600 Card Scan System and new TouchPrint printer line.

     Marketing and Selling. Marketing and selling expenses were $8,076,000 or 15% of total revenues for fiscal 1997 compared to $4,958,000 or 13% of total revenues for fiscal 1996. The increase in marketing and selling expenses was due to the inclusion of Fingerscan's marketing and selling expenses for the entire year in fiscal 1997 and increased staffing and expenses to (i) promote the Company's products and services, (ii) expand international sales and distribution and (iii) expand its customer service organization.

     General and Administrative. General and administrative expenses were $7,171,000 or 14% of total revenues for fiscal 1997 compared to $4,431,000 or 11% of total revenues for fiscal 1996. The increase in general and administrative expenses was primarily due to (i) the additional administrative expenses related to the operations of Fingerscan, (ii) litigation charges of $736,000 related to a patent infringement lawsuit filed by a competitor and a class action suit filed against the Company compared to litigation reserves and expenses of $390,000 for fiscal 1996 and (iii) an increase in staffing and related administrative expenses.

     Write-off of Acquired In-Process Research and Development. On March 26, 1996, the Company acquired Fingerscan. The excess of the purchase price over the fair market value of the assets purchased and liabilities assumed was $5,280,000, of which $4,723,000 was allocated to in-process research and development, based on an independent appraisal, and was written-off in the quarter ended March 31, 1996. See Item 8, Note 2 of Notes to Consolidated Financial Statements.

     Other Income and Expense, Net. Net other income was $210,000 during fiscal 1997 compared to $211,000 during fiscal 1996. In fiscal 1997, other income was primarily related to an export market development grant related to a subsidiary's export sales. In fiscal 1996, net other income was primarily related to the proceeds from a licensing agreement related to one of the Company's trademarks.

     Interest Income and Expense, Net. Net interest expense of $242,000 was incurred by the Company during fiscal 1997 compared to net interest income of $85,000 for fiscal 1996. The difference was due to increased borrowings against the Identix Line of Credit and lower cash balances for temporary investments during fiscal 1997 compared to fiscal 1996.

     The weighted average interest rate paid by the Company on the Identix Line of Credit for fiscal 1997 was approximately 8.5%. During fiscal 1996, Identix did not borrow against the Identix Line of Credit. The weighted average interest rate paid on the ANADAC Line of Credit for fiscal 1997 and fiscal 1996 was approximately 8.3% and 8.5%, respectively.

     Income Taxes. No federal income taxes were paid or accrued in fiscal 1997 and fiscal 1996 due to the use of NOL carryforwards in fiscal 1997 and operating losses incurred in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations during the year ended June 30, 1998 primarily from its existing working capital at June 30, 1997 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of June 30, 1998, the Company's principal sources of liquidity consisted of $18,153,000 of working capital including $753,000 in cash and cash equivalents, the Identix Line of Credit and the ANADAC Line of Credit.

     The Identix Line of Credit is a $6,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and may borrow up to 50% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at June 30, 1998). The line of credit expires on October 27, 1998. At June 30, 1998, $4,925,000 was outstanding and $1,075,000 was available under the Identix Line of Credit. On July 6, 1998, the Identix Line of Credit was amended to increase the bank line to $7,000,000. The Company now may borrow up to 80% of eligible accounts receivable and may borrow up to 35% of eligible inventory. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at June 30, 1998). The line of credit expires on November 30, 1998. At June 30, 1998, $1,924,000 was outstanding and $4,076,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

     The Company used cash of $6,356,000 in its operating activities during the year ended June 30, 1998 primarily due to increases in accounts receivable of $9,839,000 and inventories of $1,868,000. These uses of cash were partially offset by increases in deferred revenue, net of amortization, of $699,000 and accounts payable of $2,114,000. The increase in accounts receivable was due primarily to an increase in total revenues, and the increase in inventories was due primarily to the stocking of certain inventory for the Company's Biometric Security and Biometric Imaging product groups. The increase in deferred revenue was primarily due to an increase in the number of TouchPrint 600 systems under maintenance contracts. The increase in accounts payable was due to financing the increase in inventories and timing of vendor payments.

     The Company used cash of $1,575,000 in investing activities during the year ended June 30, 1998 consisting of purchases of property and equipment of $883,000 and additions to intangibles and other assets of $631,000.

     The Company's financing activities provided cash of $6,174,000 during the year ended June 30, 1998. Financing activities consisted of increased net borrowings of $4,930,000 against the Company's lines of credit and proceeds from exercises of stock options and warrants to purchase common stock of $1,244,000.

     Identix did not have any material capital expenditure commitments as of June 30, 1998.

     The Company believes that cash flow from operations together with existing working capital and two existing bank lines of credit will be adequate to fund the Company's cash requirements through fiscal 1999. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

IMPACT OF YEAR 2000

     The Company has evaluated the products and services it offers, as well as its information technology infrastructure, in an effort to determine whether the Company or its customers may have exposure to Year 2000 problems caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives. The Company has also made inquiries of its key suppliers to determine their readiness with respect to Year 2000 problems.

     The Company has identified certain internal software that requires updating in order to be Year 2000 compliant. As part of the Company's maintenance contract for that software, the vendor of that software has provided the Company with an upgrade that addresses the Year 2000 problem. The Company has not installed the software upgrade yet, but expects to have the installation completed by early 1999. The Company is also aware that it has sold certain Biometric Imaging products that, at the request of the customers, use a two-digit value for the year. The Company is informing its customers of the potential issues that may be raised by this feature and how they can be remediated. The Company believes that the costs to the Company not borne by the customers for such remediation will be insignificant. The Company is also aware that its TouchLock I product (which is only used by one customer and is no longer in production) is not Year 2000 compliant. The Company, at its cost, upgraded the software on the installed TouchLock I products to make them Year 2000 compliant. The expenditure required to complete this upgrading was insignificant.

     The Company is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The Company has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. The Company is still in the process of collecting responses. The Company will be able to better determine what actions may be necessary to address potential problems with key suppliers after it receives responses back from these suppliers. A failure of a key supplier to provide the Company with necessary components or services could result in a delay by the Company in providing products or services to the Company's customers and have a material adverse effect on the Company's business, financial condition and results of operations.

     The Year 2000 problem is pervasive and complex and there can be no assurance that the Company has been or will be able to identify all of the Year 2000 issues that may affect the Company or that any remedial efforts it takes will adequately address any potential Year 2000 problems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   33
  Consolidated Balance Sheets as of June 30, 1998 and
     1997...................................................   34
  Consolidated Statements of Operations for the years ended
     June 30, 1998, 1997 and 1996...........................   35
  Consolidated Statements of Shareholders' Equity for the
     years ended June 30, 1998, 1997 and 1996...............   36
  Consolidated Statements of Cash Flows for the years ended
     June 30, 1998, 1997 and 1996...........................   37
  Notes to Consolidated Financial Statements................   38
Financial Statement Schedules:
  Schedule II Valuation and Qualifying Accounts and Reserves
     for the years ended June 30, 1998, 1997 and 1996.......   56

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Identix Incorporated

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
July 28, 1998

                              IDENTIX INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Current assets:
     Cash and cash equivalents..............................  $   753,000    $ 2,510,000
     Accounts receivable, less allowance for doubtful
      accounts of $866,000 and $625,000.....................   28,576,000     18,737,000
     Inventories............................................    7,163,000      5,295,000
     Prepaid expenses and other assets......................      586,000        323,000
                                                              -----------    -----------
          Total current assets..............................   37,078,000     26,865,000
Property and equipment, net.................................    2,105,000      2,567,000
Intangibles and other assets................................    2,768,000      3,008,000
Investment in joint venture.................................       61,000             --
                                                              -----------    -----------
          Total assets......................................  $42,012,000    $32,440,000
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable to banks.................................  $ 6,849,000    $ 1,919,000
     Accounts payable.......................................    8,428,000      6,314,000
     Accrued compensation...................................    1,837,000      1,515,000
     Other accrued liabilities..............................      574,000      1,079,000
     Deferred revenue.......................................    1,237,000        561,000
                                                              -----------    -----------
          Total current liabilities.........................   18,925,000     11,388,000
Deferred revenue............................................       88,000         65,000
Other liabilities...........................................       89,000         89,000
                                                              -----------    -----------
          Total liabilities.................................   19,102,000     11,542,000
                                                              -----------    -----------
Commitments and contingencies (Notes 9 and 10)
Shareholders' equity:
  Common stock, no par value; 50,000,000 shares authorized;
     25,255,577 and 24,942,778 shares issued and
     outstanding............................................   52,527,000     51,283,000
  Accumulated deficit.......................................  (29,436,000)   (30,204,000)
  Cumulative translation adjustment.........................     (181,000)      (181,000)
                                                              -----------    -----------
          Total shareholders' equity........................   22,910,000     20,898,000
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $42,012,000    $32,440,000
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FISCAL YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Revenues:
  Net product revenues..............................  $34,720,000    $26,652,000    $16,565,000
  Fingerprinting services revenues..................    1,078,000             --             --
  Services revenues.................................   43,576,000     25,891,000     21,976,000
                                                      -----------    -----------    -----------
          Total revenues............................   79,374,000     52,543,000     38,541,000
                                                      -----------    -----------    -----------
Costs and expenses:
  Cost of product revenues..........................   16,887,000     13,359,000      8,722,000
  Cost of fingerprinting services revenues..........    1,028,000             --             --
  Cost of services revenues.........................   37,477,000     20,633,000     17,958,000
  Research, development and engineering.............    4,572,000      2,754,000      1,486,000
  Marketing and selling.............................    9,107,000      8,076,000      4,958,000
  General and administrative........................    8,474,000      7,171,000      4,431,000
  Reorganization costs..............................      717,000             --             --
  Write-off of acquired in-process
     research and development.......................           --             --      4,723,000
                                                      -----------    -----------    -----------
          Total costs and expenses..................   78,262,000     51,993,000     42,278,000
                                                      -----------    -----------    -----------
Income (loss) from operations.......................    1,112,000        550,000     (3,737,000)
Other income (expense), net.........................       (8,000)       210,000        211,000
Interest income (expense), net......................     (165,000)      (242,000)        85,000
                                                      -----------    -----------    -----------
Income (loss) before equity interest in joint
  venture...........................................      939,000        518,000     (3,441,000)
Equity interest in joint venture....................     (171,000)            --             --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $   768,000    $   518,000    $(3,441,000)
                                                      ===========    ===========    ===========
Basic net income (loss) per share...................  $      0.03    $      0.02    $     (0.15)
                                                      ===========    ===========    ===========
Diluted net income (loss) per share.................  $      0.03    $      0.02    $     (0.15)
                                                      ===========    ===========    ===========
Weighted average common shares......................   25,104,000     24,817,000     23,485,000
Weighted average common shares assuming dilution....   25,669,000     25,586,000     23,485,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       COMMON STOCK
                                --------------------------   ACCUMULATED       CUMULATIVE
                                  SHARES         AMOUNT        DEFICIT      TRANSLATION ADJ.      TOTAL
                                -----------   ------------   ------------   ----------------   -----------
BALANCE JUNE 30, 1995.........   21,520,879   $39,437,000    $(27,163,000)     $      --       $12,274,000
Sale of common stock under
  stock option plans..........      679,724     1,569,000                                        1,569,000
Sale of common stock under
  warrant exercise............    1,295,885     3,559,000                                        3,559,000
Issuance of common stock
  related to acquisition of
  Fingerscan Pty Limited......      668,976     5,459,000                                        5,459,000
Issuance of common stock
  related to acquisition of
  Innovative Archival
  Solutions, Inc..............      155,000                        70,000                           70,000
Cumulative translation
  adjustment..................                                                   (18,000)          (18,000)
Net loss......................                                 (3,441,000)                      (3,441,000)
                                -----------   -----------    ------------      ---------       -----------
BALANCE JUNE 30, 1996.........   24,320,464    50,024,000     (30,534,000)       (18,000)       19,472,000
Sale of common stock under
  stock option plans..........       66,739       190,000                                          190,000
Sale of common stock under
  warrant exercise............      105,575       332,000                                          332,000
Cumulative translation
  adjustment..................                                                  (163,000)         (163,000)
Issuance of common stock
  related to acquisition of
  Biometric Applications and
  Technology, Inc.............      450,000       737,000        (188,000)                         549,000
Net income....................                                    518,000                          518,000
                                -----------   -----------    ------------      ---------       -----------
BALANCE JUNE 30, 1997.........   24,942,778    51,283,000     (30,204,000)      (181,000)       20,898,000
Sale of common stock under
  stock option plans..........      287,799     1,191,000                                        1,191,000
Sale of common stock under
  warrant exercise............       25,000        53,000                                           53,000
Net income....................                                    768,000                          768,000
                                -----------   -----------    ------------      ---------       -----------
BALANCE JUNE 30, 1998.........   25,255,577   $52,527,000    $(29,436,000)     $(181,000)      $22,910,000
                                ===========   ===========    ============      =========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FISCAL YEAR ENDED JUNE 30,
                                                      ------------------------------------------
                                                          1998           1997           1996
                                                      ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents:
  Net income (loss).................................  $    768,000   $    518,000   $ (3,441,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by or used for operating
     activities:
     Depreciation...................................     1,345,000      1,116,000      1,045,000
     Amortization of intangibles....................       871,000        814,000        492,000
     Amortization of deferred revenue...............    (2,127,000)      (937,000)      (408,000)
     Write-off of acquired in-process research and
       development..................................            --             --      4,723,000
  Changes in assets and liabilities, net of effects
     of acquisitions:
     Accounts receivable............................    (9,839,000)    (2,406,000)    (7,966,000)
     Inventories....................................    (1,868,000)      (831,000)    (1,719,000)
     Prepaid expenses and other assets..............      (263,000)       (57,000)       253,000
     Accounts payable...............................     2,114,000      3,005,000      1,484,000
     Accrued compensation...........................       322,000        279,000        169,000
     Other accrued liabilities......................      (505,000)       424,000       (299,000)
     Deferred revenue...............................     2,826,000      1,014,000        437,000
                                                      ------------   ------------   ------------
  Net cash provided by (used for) operating
     activities.....................................    (6,356,000)     2,939,000     (5,230,000)
                                                      ------------   ------------   ------------
Cash flows used in investing activities:
  Capital expenditures..............................      (883,000)    (1,379,000)    (1,951,000)
  Investment in joint venture.......................       (61,000)            --             --
  Additions to intangibles and other assets.........      (631,000)      (975,000)      (898,000)
  Cash received in acquisitions.....................            --          6,000        180,000
                                                      ------------   ------------   ------------
  Net cash used in investing activities.............    (1,575,000)    (2,348,000)    (2,669,000)
                                                      ------------   ------------   ------------
Cash flows provided by financing activities:
  Borrowings under bank lines of credit.............    20,150,000     16,530,000     14,361,000
  Payments under bank lines of credit...............   (15,220,000)   (16,457,000)   (14,666,000)
  Borrowings under long-term note...................            --             --        318,000
  Principal payments on long-term note..............            --       (233,000)       (85,000)
  Proceeds from sale of common stock and warrants,
     net............................................     1,244,000      1,259,000      5,128,000
  Other, net........................................            --          2,000             --
                                                      ------------   ------------   ------------
  Net cash provided by financing activities.........     6,174,000      1,101,000      5,056,000
                                                      ------------   ------------   ------------
Effect of exchange rate changes on cash and cash
  equivalents.......................................            --       (163,000)       (18,000)
                                                      ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.......................................    (1,757,000)     1,529,000     (2,861,000)
Cash and cash equivalents at beginning of year......     2,510,000        981,000      3,842,000
                                                      ------------   ------------   ------------
Cash and cash equivalents at end of year............  $    753,000   $  2,510,000   $    981,000
                                                      ============   ============   ============
Supplemental disclosures of cash flow information:
Cash paid during the year for interest..............  $    291,000   $    206,000   $    172,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Identix Incorporated (the "Company") designs, manufactures, develops and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Biometric Security products that verify the identity of an individual through the unique biological characteristics of a fingerprint and
(ii) Biometric Imaging products that electronically capture forensic quality fingerprint images from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC, Inc. ("ANADAC"). The principal markets for the Company's products are the Americas, Asia, Australia, Europe and the Middle East.

     On March 26, 1996, the Company acquired Fingerscan Pty Limited ("Fingerscan") pursuant to a share purchase agreement whereby Fingerscan became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase (Note 2). In fiscal 1998, Fingerscan changed its name to Identix Australia Pty Limited ("Identix Australia").

     On June 30, 1996, the Company acquired Innovative Archival Solutions, Inc. ("IAS") pursuant to a share purchase agreement. The acquisition was accounted for as a pooling of interests (Note 2). Since September 30, 1997, the business of IAS has been conducted through Sylvan/Identix Fingerprinting Center, L.L.C. ("SIFC").

     On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T") pursuant to a share purchase agreement. The acquisition was accounted for as a pooling of interests (Note 2).

     Ascom USA Inc., a subsidiary of Ascom Hasler AG, a Swiss Company, owned approximately 20% of the Company's common stock at June 30, 1998 (Note 6).

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Identix Incorporated and its wholly owned subsidiaries: ANADAC, Identix Australia and BA&T; all significant intercompany balances and transactions have been eliminated in consolidation.

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

JOINT VENTURE

     On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form SIFC for the purpose of providing fingerprinting services through Sylvan's testing systems nationwide. The Company owns a 50% interest in the joint venture. For certain contracts held by Identix prior to the joint venture, Identix subcontracts the fingerprinting services to the joint venture. Revenues received by Identix under these contracts are presented separately as fingerprinting services revenue in the consolidated statement of operations. As of July 1, 1998, the contracts have been assigned to SIFC.

REVENUE RECOGNITION

     Revenue from product sales is recognized in accordance with the terms of sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed

                              IDENTIX INCORPORATED
probable. Extended service and maintenance contract revenue is deferred and recognized ratably over the life of the service period of the related agreement.

     The majority of the Company's services are performed for the U.S. Government under various cost-reimbursable, time and material and fixed-price contracts. Revenues for cost-plus fixed fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues on fixed-price contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Unbilled accounts receivable at June 30, 1998 represent revenue accrued which becomes billable upon attainment of contract milestones. Provisions for estimated contract losses are recorded in the period such losses are determined.

     Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense, and from subcontracts with other U.S. Government contractors were approximately 89% of total services revenues for fiscal 1998, 77% for fiscal 1997 and 78% for fiscal 1996. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Audits of ANADAC's costs have been completed by the Defense Contract Audit Agency through June 30, 1992. ANADAC is currently undergoing an audit by the Defense Contract Audit Agency for the period from July 1, 1992 to June 30, 1995. No material adjustments have been made, and ANADAC does not anticipate adjustments for any open years that would have a material effect on the consolidated financial statements.

MAJOR CUSTOMER AND INTERNATIONAL REVENUES

     In fiscal 1998 and 1997, the Company had no non-U.S. Government customers that accounted for 10% or more of total revenues. In fiscal 1996 one non-U.S. Government customer in the Company's products business accounted for 14% of total revenues.

     Net product revenues included international revenues of $6,350,000 in fiscal 1998, $8,178,000 in fiscal 1997, and $2,198,000 in fiscal 1996.

CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates market.

CONCENTRATION OF CREDIT RISK

     The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses which are based upon the expected collectibility of all accounts receivable. Management believes that any risk of loss is significantly reduced due to the Company's substantial number of government customers. The write-off of uncollectible amounts in current and prior years has not been significant.

     Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash with major banks in money market securities. The Company, by policy, limits the amount of exposure to any one financial institution.

                              IDENTIX INCORPORATED

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

INTANGIBLES AND OTHER ASSETS

     Intangible assets include goodwill, purchased technology, capitalized contract rights and capitalized software developments costs. Goodwill and purchased technology are amortized over five to seven years. Capitalized contract rights are amortized over the terms of the related contracts, usually one to five years.

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Accordingly, certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Amortization of capitalized software costs is charged to cost of product revenues. Research and development expenditures are charged to research and development in the period incurred.

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

                              IDENTIX INCORPORATED

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (Note 7).

STOCK-BASED COMPENSATION

     The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 5.

COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement establishes presentation and disclosure requirements for reporting comprehensive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company plans to report comprehensive income as part of the Consolidated Statements of Shareholders' Equity as required under SFAS 130 and expects there to be no material impact on its financial position and results of operations as a result of the adoption of this new accounting standard.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for the Company's fiscal year ending June 30, 1999. The statement requires the Company to report certain financial information about operating segments in a complete set of financial statements as well as in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method the FASB chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Company management has not yet completed its assessment of how the "management approach" will impact existing segment disclosures, but does not expect that this new standard will have a material adverse effect on the consolidated financial statement disclosures.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign subsidiary used the local currency as the functional currency until March 31, 1998. Since then, the functional currency has been the US dollar. Accordingly, assets and liabilities were translated at the exchange rate in effect at that date and revenue and expenses since then are recorded in US dollars at current exchange rates. Any transaction gains or losses are recorded as income or expense as incurred.

EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the second quarter of fiscal 1998. This statement simplifies the standards for computing

                              IDENTIX INCORPORATED
earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the periods presented below:

                                                        YEARS ENDED JUNE 30,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
Net income (loss) (Numerator)...............  $   768,000    $   518,000    $(3,441,000)
                                              ===========    ===========    ===========
Weighted average common stock outstanding
  (Denominator).............................   25,104,000     24,817,000     23,485,000
Dilutive effect of stock options and
  warrants..................................      565,000        769,000             --
                                              -----------    -----------    -----------
Weighted average common stock outstanding
  assuming dilution (Denominator)...........   25,669,000     25,586,000     23,485,000
                                              ===========    ===========    ===========
Basic net income (loss) per share...........  $      0.03    $      0.02    $     (0.15)
                                              ===========    ===========    ===========
Diluted net income (loss) per share.........  $      0.03    $      0.02    $     (0.15)
                                              ===========    ===========    ===========

     Options to purchase 934,287 and 560,322 shares of common stock at weighted average exercise prices of $10.21 and $11.09 per share were outstanding at June 30, 1998 and June 30, 1997, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive.

NOTE 2 -- ACQUISITIONS

BIOMETRIC APPLICATIONS AND TECHNOLOGY, INC

     On July 23, 1997, pursuant to a share purchase agreement, the Company issued 450,000 shares of the Company's common stock to acquire BA&T, a privately held company located in Kansas City, Missouri. In connection with the acquisition of BA&T, the Company incurred costs of approximately $45,000, primarily for transaction and professional fees. BA&T develops and markets biometric and "smart" card software applications and solutions and has been an Identix software development partner. The acquisition has been accounted for as a pooling of interests.

     The Company's fiscal 1998 consolidated financial statements include the accounts and operations of BA&T. The Company has restated the consolidated financial statements for fiscal 1997 to include the results and operations of BA&T. For fiscal 1996, the effects of the combination with BA&T were not significant and the Company has not restated the fiscal 1996 consolidated financial statements to include the accounts and operations of BA&T.

                              IDENTIX INCORPORATED

     Separate net revenues, net income (loss) and related per share amounts of the combined entities for the year ended June 30, 1997 are presented in the following table:

                                         IDENTIX        BA&T        COMBINED
                                       -----------    ---------    -----------
Net revenues.........................  $52,390,000    $ 153,000    $52,543,000
Net income (loss)....................  $ 1,250,000    $(732,000)   $   518,000
Net income per share
  Basic..............................                              $      0.02
  Diluted............................                              $      0.02

FINGERSCAN

     On March 26, 1996, the Company acquired Fingerscan, a privately-held Australian-based company that designs and markets Biometric Security products, pursuant to a Share Purchase Agreement whereby Fingerscan became a wholly owned subsidiary of the Company. In accordance with the Share Purchase Agreement, the shareholders of Fingerscan were issued 668,976 shares of the Company's no par value common stock.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the Company's results for fiscal 1996 include the operations of Fingerscan from the date of acquisition and the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. Based upon an appraisal by an investment banking firm, the value of the 668,976 shares of the Company's common stock issued in the acquisition was determined to be $5,459,000 reflecting a 32% discount for certain restrictions related to the resale of the common stock issued to purchase Fingerscan. The excess of the purchase price over the fair market value of the net tangible assets acquired aggregated approximately $5,280,000, of which $4,723,000 was allocated to in-process research and development and $557,000 was allocated to other intangibles including acquired technology. An independent appraisal was performed which used the income approach to determine the fair value of Fingerscan and its identifiable assets, including the portion of the purchase price attributed to the in-process research and development. The income approach includes an analysis of the markets, completion costs, cash flows, other required assets, contributions made by core technology and risks associated with achieving such cash flows. The developmental products acquired were evaluated in context of Interpretation 4 of SFAS No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance with these provisions as technological feasibility had not yet been reached. At the time of acquisition, the in-process research and development charge represented a multiple of approximately 19 times Fingerscan's trailing twelve month research and development expenditures. The Company amortizes the amount allocated to other intangibles including acquired technology over a five-year period.

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

                              IDENTIX INCORPORATED

                                                              FISCAL YEAR ENDED
                                                                JUNE 30, 1996
                                                              -----------------
Net revenues................................................     $39,883,000
Net income..................................................     $   966,000
Net income per share
  Basic.....................................................     $      0.04
  Diluted...................................................     $      0.04

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

     Separate net revenues, net income (loss) and related per share amounts of the combined entities for the year ended June 30, 1996 are presented in the following table:

                                            IDENTIX         IAS        ADJUSTMENTS     COMBINED
                                          -----------    ----------    -----------    -----------
Net revenues............................  $37,208,000    $2,194,000     $(861,000)    $38,541,000
Net income (loss).......................  $(3,557,000)   $  256,000     $(140,000)    $(3,441,000)
Net loss per share
  Basic.................................                                              $     (0.15)
  Diluted...............................                                              $     (0.15)

                              IDENTIX INCORPORATED

NOTE 3 -- BALANCE SHEET DETAIL

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Accounts receivable:
Commercial and other........................................  $16,655,000    $11,914,000
United States Government:
Billed......................................................   10,350,000      5,277,000
Unbilled....................................................    2,062,000      1,730,000
Employee receivables........................................      375,000        441,000
Less: allowance for doubtful accounts.......................     (866,000)      (625,000)
                                                              -----------    -----------
                                                              $28,576,000    $18,737,000
                                                              ===========    ===========
Inventories:
Purchased parts and materials...............................  $ 3,518,000    $ 3,027,000
Work-in-process.............................................      906,000      1,076,000
Finished goods, including spares............................    2,739,000      1,192,000
                                                              -----------    -----------
                                                              $ 7,163,000    $ 5,295,000
                                                              ===========    ===========
Property and equipment:
Manufacturing, test and office equipment....................  $ 5,356,000    $ 5,326,000
Furniture and fixtures......................................    1,205,000      1,194,000
Leasehold improvements......................................      149,000        127,000
                                                              -----------    -----------
                                                                6,710,000      6,647,000
Less: accumulated depreciation and amortization.............   (4,605,000)    (4,080,000)
                                                              -----------    -----------
                                                              $ 2,105,000    $ 2,567,000
                                                              ===========    ===========
Intangibles and other assets:
Goodwill....................................................  $ 1,298,000    $ 1,370,000
Purchased technology........................................    1,177,000      1,334,000
Capitalized software costs..................................    2,408,000      2,367,000
Less: accumulated amortization..............................   (2,454,000)    (2,516,000)
                                                              -----------    -----------
                                                                2,429,000      2,555,000
Other assets................................................      339,000        453,000
                                                              -----------    -----------
                                                              $ 2,768,000    $ 3,008,000
                                                              ===========    ===========

NOTE 4 -- LINES OF CREDIT

     The Company has a $6,000,000 bank line of credit (the "Identix Line of Credit") secured by substantially all of the personal property of the Company. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable and up to 50% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at June 30, 1998). The line of credit expires on October 27, 1998. At June 30, 1998, $4,925,000 was outstanding and $1,075,000 was available under this bank line of credit. The line of credit agreement contains financial and operating covenants including restrictions on the Company's ability to pay dividends on the Company's common stock. During fiscal 1998, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for breaches of the covenant. At June 30, 1998, the Company was in compliance with such bank covenants.

     On July 6, 1998, the Identix Line of Credit was amended to increase the maximum amount available to $7,000,000. The Company may now borrow up to 80% of eligible accounts receivable and may borrow up to 35% of eligible inventory.

                              IDENTIX INCORPORATED

     ANADAC has a $6,000,000 bank line of credit and outstanding balances bear interest at the bank's prime lending rate (8.50% at June 30, 1998) and are payable upon demand. Available borrowings under the line are based upon qualifying accounts receivable balances. The line of credit expires November 30, 1998. At June 30, 1998, $1,924,000 was outstanding and $4,076,000 was available under the ANADAC Line of Credit. The line of credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. At June 30, 1998, ANADAC was in compliance with such bank covenants.

NOTE 5 -- CAPITAL STOCK

EMPLOYEE STOCK OPTIONS

     In May 1983, the Company adopted an incentive stock option plan which expired in 1993 ("1983 Plan"). Under the 1983 Plan, the Company reserved a total of 2,000,000 shares of the Company's common stock. In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company's common stock has been reserved for issuance under the 1992 Plan. In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. In October 1997, the Company amended the 1995 Plan so that a total of 1,750,000 shares of the Company's common stock are reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees, including executive officers and consultants. In August 1995, the Company adopted the Non-employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. A total of 250,000 shares of the Company's common stock is reserved for issuance under the Directors Plan.

     Under the 1983, 1992, and 1995 Plans, options are granted for a period of 10 years. All grants of incentive stock options must be made at a price at least equal to the then fair market value of the Company's common stock at the date of grant. All grants of nonqualified stock options must be made at a price of at least 85% of the then fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of two to five years.

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

                              IDENTIX INCORPORATED

     The following table summarizes the Company's stock option activity and related information for the past three years:

                                                        SHARES AVAILABLE   OPTIONED SHARES     WEIGHTED
                                                           FOR GRANT         OUTSTANDING     AVERAGE PRICE
                                                        ----------------   ---------------   -------------
Balance June 30, 1995.................................         47,006         1,454,904         $ 2.48
Shares reserved upon adoption of the 1995 Plan........      1,000,000                --
Shares reserved upon adoption of the Directors Plan...        250,000                --
Options Granted.......................................       (730,000)          730,000         $ 9.28
Options Exercised.....................................             --          (679,724)        $ 2.28
Options Canceled......................................         29,291           (29,291)        $ 5.93
Options Canceled and Expired..........................                           (8,000)        $ 2.75
                                                           ----------        ----------
Balance June 30, 1996.................................        596,297         1,467,889         $ 5.85

Shares reserved upon adoption of amendment to 1995
  Plan................................................        250,000                --
Options Granted.......................................       (933,350)          933,350         $ 9.31
Options Exercised.....................................             --           (66,739)        $ 2.73
Options Canceled......................................        260,534          (260,534)        $10.55
Options Canceled and Expired..........................                             (150)        $ 4.00
                                                           ----------        ----------
Balance as of June 30, 1997...........................        173,481         2,073,816         $ 6.90

Shares reserved upon adoption of amendment to 1995
  Plan................................................        500,000                --
Options Granted.......................................     (1,672,633)        1,672,633         $ 8.26
Options Exercised.....................................             --          (287,799)        $ 4.14
Options Canceled......................................      1,167,256        (1,167,256)        $ 9.74
Options Canceled and Expired..........................                             (133)        $ 2.50
                                                           ----------        ----------
Balance as of June 30, 1998...........................        168,104         2,291,261         $ 6.59
                                                           ----------        ----------

     As of June 30, 1998 options for approximately 1,440,410 common shares were exercisable under the 1983, 1992, 1995 and Directors Plans.

     In April 1998, 903,833 outstanding options with exercise prices in excess of the then fair market value of the common stock, $7.625, were repriced to $7.625 per share. Such options have been included in the above table as both canceled and granted in fiscal 1998. No other terms of the options were amended.

     The following table summarizes significant option groups outstanding at June 30, 1998 and related weighted average prices and lives as follows:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                -------------------------------------------------   ----------------------------
   RANGE OF       NUMBER      WEIGHTED AVERAGE   WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
EXERCISE PRICE  OUTSTANDING    REMAINING LIFE     EXERCISE PRICE    OF SHARES    EXERCISE PRICE
--------------  -----------   ----------------   ----------------   ---------   ----------------
$1.33 - $ 3.00     305,138          4.66              $2.42          287,570         $2.40
$3.19 - $ 5.31     171,958          5.61               3.26          167,026          3.24
$6.00 - $ 7.81   1,732,449          8.61               7.48          929,098          7.44
$9.88 - $12.25      81,716          8.81              10.46           56,716         10.72

                              IDENTIX INCORPORATED

PRO FORMA DISCLOSURES

     All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during fiscal 1998, 1997 and 1996 were $3.67, $4.85 and $4.83 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                     FISCAL YEAR ENDED JUNE 30,
                                                     ---------------------------
                                                     1998       1997       1996
                                                     -----      -----      -----
Stock Options:
  Expected life (years)............................     4          4          4
  Risk free interest rate..........................  5.53%      6.32%      5.85%
  Volatility.......................................    53%        60%        60%
  Dividend yield...................................    --         --         --

     Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended June 30, 1998, 1997 and 1996 would have been as follows:

                                             FISCAL YEAR ENDED JUNE 30,
                                       ---------------------------------------
                                          1998          1997          1996
                                       -----------    ---------    -----------
Net income (loss):
  As reported........................  $   768,000    $ 518,000    $(3,441,000)
  Pro forma..........................  $(1,701,000)   $(893,000)   $(3,813,000)
Net income (loss) per share:
  As reported
     Basic...........................  $      0.03    $    0.02    $     (0.15)
     Diluted.........................  $      0.03    $    0.02    $     (0.15)
  Pro forma
     Basic...........................  $     (0.07)   $   (0.04)   $     (0.16)
     Diluted.........................  $     (0.07)   $   (0.04)   $     (0.16)

EMPLOYEE STOCK OWNERSHIP PLAN

     The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the common stock allocated to participants. The Company's expense for ESOP was $188,000 in fiscal 1998, $158,000 in fiscal 1997 and $183,000 in fiscal 1996.

WARRANTS

     Under certain private transactions authorized by the Board of Directors of the Company from 1992 through 1994, warrants to purchase 395,160 shares of the Company's common stock were issued at exercise prices ranging from $2.125 to $3.75 per share. At June 30, 1998, warrants from these transactions to purchase 40,000 shares of the Company's common stock were outstanding, which expire in January 1999.

     Warrants to purchase 2,250,000 shares of the Company's common stock at $3.00 per share were issued as part of a public offering in 1993. Also, as part of the public offering, the Company issued the underwriter a warrant to purchase 45,000 units at an exercise price of $12.00 per unit, each unit consisting of five warrants to purchase common stock and one share of series A Preferred Stock convertible into five shares of common

                              IDENTIX INCORPORATED
stock. On June 6, 1995, the Company announced that on July 6, 1995 it would redeem, for $0.05 per warrant, all warrants issued in the public offering not exercised by July 5, 1995. At June 30, 1996, all warrants were exercised or redeemed. As part of the warrant redemption, the Company entered into a standby underwriting agreement whereby the underwriter would purchase for $3.00 per share all unexercised warrants related to the warrant redemption. Pursuant to the agreement, the underwriter purchased 3,210 of the unexercised warrants.

     On December 15, 1994, the Company issued warrants to purchase 250,000 shares of its common stock for $3.00 per share to an investment banking firm and certain of its officers and employees for providing services to the Company. The warrant holders exercised the warrants in August 1995.

NOTE 6 -- RELATED PARTY TRANSACTIONS

     As of June 30, 1998, Ascom USA Inc. ("Ascom") beneficially owned 5,075,924 or approximately 20% of the Company's outstanding common stock ("the Voting Stock"). The Company is a party to a Voting Trust Agreement with Ascom (the "Agreement") whereby Ascom deposited all of its shares of the Company's common stock held by Ascom, into a voting trust. The trustee of the voting trust is on the Company's Board of Directors and has voting control of the Voting Stock. The term of the Voting Trust Agreement expires in 2004. In consideration for Ascom entering into the Agreement, the Company granted Ascom certain additional registration rights with respect to the Voting Stock, modified certain contractual transfer restrictions with respect to the Voting Stock, and granted Ascom price protections regarding certain sales of Voting Stock.

     Patrick H. Morton is a member of the Company's Board of Directors and presently owns 38% of Integrated Manufacturing Solutions, Inc, ("IMS") a manufacturer of integrated circuit boards, that provides manufacturer services to the Company. IMS billed the Company approximately $2,437,000 and $427,000 in fiscal 1998 and 1997, respectively. Amounts outstanding to IMS at June 30, 1998 were approximately $311,000. The Company did not do business with IMS prior to fiscal 1997.

NOTE 7 -- INCOME TAXES

     The following is a reconciliation between statutory federal income taxes and the provision for income taxes:

                                                      FISCAL YEAR ENDED JUNE 30,
                                                 -------------------------------------
                                                   1998         1997          1996
                                                 ---------    ---------    -----------
Tax expense (benefit) at statutory rate........  $ 261,000    $ 438,000    $(1,204,000)
State taxes net of federal benefit.............     33,000       80,000             --
Release of valuation allowance.................   (360,000)    (578,000)            --
Benefit of operating losses not recognized.....         --           --      1,174,000
Other..........................................     66,000       60,000         30,000
                                                 ---------    ---------    -----------
                                                 $      --    $      --    $        --
                                                 =========    =========    ===========

                              IDENTIX INCORPORATED

     Deferred tax assets (liabilities) comprise the following:

                                                                     JUNE 30,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Loss and credit carryforwards.............................  $ 8,440,000    $ 9,200,000
Depreciation and amortization.............................       80,000         80,000
Inventory reserves and basis differences..................      360,000        222,000
Compensation accruals.....................................      340,000        244,000
Accounts receivable and sales reserves....................      336,000        237,000
Other.....................................................      384,000        280,000
                                                            -----------    -----------
Gross deferred tax assets.................................    9,940,000     10,263,000
                                                            -----------    -----------
Unbilled accounts receivable..............................     (908,000)    (1,014,000)
Capitalized software......................................     (492,000)      (535,000)
Other.....................................................     (284,000)      (283,000)
                                                            -----------    -----------
Gross deferred tax liabilities............................   (1,684,000)    (1,832,000)
                                                            -----------    -----------
Net deferred tax asset before valuation allowance.........    8,256,000      8,431,000
Deferred tax asset valuation allowance....................   (8,256,000)    (8,431,000)
                                                            -----------    -----------
          Total net deferred tax asset....................  $        --    $        --
                                                            ===========    ===========

     The deferred tax asset valuation allowance is attributed to U.S. Federal, State and foreign deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required.

     As of June 30, 1998, the Company has federal and state net operating loss carryforwards of approximately $19.6 million and $3.6 million, respectively, for financial reporting and income tax purposes, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2011. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. As a result of the public offering in January 1993, a change of ownership occurred, causing an annual limitation on the utilization of the net operating loss carryforwards, incurred prior to the ownership change, of approximately $2.5 million.

NOTE 8 -- FOREIGN OPERATIONS DATA

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. For fiscal 1996, the Company's revenues from unaffiliated customers and identifiable assets were less than 10% of consolidated total revenues and total assets, respectively.

                              IDENTIX INCORPORATED

                                                              FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Net revenues from unaffiliated customers:
  North America.............................................  $73,024,000    $43,305,000
  Asia-Pacific..............................................    3,344,000      9,238,000
  Europe, Middle East, Africa...............................    3,006,000             --
                                                              -----------    -----------
                                                              $79,374,000    $52,543,000
                                                              -----------    -----------
Operating results:
  North America.............................................  $ 4,482,000    $ 2,262,000
  Asia-Pacific..............................................   (1,763,000)        30,000
  Europe, Middle East, Africa...............................      229,000             --
  General Corporate Expenses................................   (2,180,000)    (1,774,000)
                                                              -----------    -----------
                                                              $   768,000    $   518,000
                                                              -----------    -----------
Identifiable assets:
  North America.............................................  $40,025,000    $27,079,000
  Asia-Pacific..............................................    1,312,000      5,361,000
  Europe, Middle East, Africa...............................      675,000             --
                                                              -----------    -----------
                                                              $42,012,000    $32,440,000
                                                              -----------    -----------

     Intercompany transfers are at prices sufficient to recover a reasonable profit. These transfers are eliminated in the consolidated financial statements. Intercompany transfers of products from North America to other regions were $1,991,000 and $3,814,000 for fiscal 1998 and 1997, respectively.

NOTE 9 -- COMMITMENTS

LEASES

     The Company currently occupies its headquarters and products business facility under a lease, which expires in April 2001 and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. Further, the Company leases office space for its products sales force under operating leases which expire at various dates through 2003. The Company leases office space for its services business under operating leases expiring at various dates through 2001. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

     Future minimum lease payments for operating leases are as follows:

Year ending June 30,
1999.............................................  $1,669,000
2000.............................................   1,508,000
2001.............................................   1,034,000
2002.............................................      32,000
Thereafter.......................................      25,000
                                                   ----------
          Total..................................  $4,268,000
                                                   ==========

     Total rental expense under operating leases was $1,882,000, $1,788,000 and $1,308,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                              IDENTIX INCORPORATED

NOTE 10 -- CONTINGENT LIABILITIES

     The Company was named as a defendant in a class action lawsuit, which was filed in October 1996 in the United States District Court for the Northern District of California. Certain executive officers of the Company were also named as defendants. Plaintiffs sought to represent a class of all persons who purchased the Company's common stock between January 31, 1996 and August 26, 1996 (the "Class Period"). The complaint alleged claims under the federal securities laws and California law. Plaintiffs alleged that the Company and certain of its executive officers made false and misleading statements regarding the Company that caused the market price of its common stock to be "artificially inflated" during the Class Period. The Company and its officers denied plaintiffs' allegations. In December 1997, the Company and its officers reached an agreement with plaintiffs and their counsel to settle the lawsuit. The settlement was funded largely with directors and officers liability insurance proceeds. The settlement was approved by the Court, following notice to the class members, and the lawsuit was dismissed with prejudice on March 6, 1998.

     On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the District Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the District Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the District Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal. On July 2, 1998, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. DBI has publicly announced that it has no plans to appeal the ruling and, accordingly, the Company believes that the judgment in favor of the Company will be the final disposition of the case.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 1998 Annual Meeting of the Shareholders (the "Proxy Statement").

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

     (a)2 FINANCIAL STATEMENT SCHEDULES.

          Schedule II -- Valuation and Qualifying Accounts and Reserves

     (a)3 EXHIBITS.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 3.1(2)      Registrant's Amended and Restated Articles of Incorporation,
             as amended
 3.2(2)      Registrant's Bylaws, as amended
10.1(3)      Lease Agreement dated June 15, 1988, between Identix and
             Santa Clara Property Associates
10.2(1)      Identix's 1983 Incentive Stock Option Plan and forms of
             Incentive Stock Option Agreement and Non-Statutory Stock
             Option Agreement
10.3(2)      Stock Option Agreement dated March 13, 1989 between Identix and Ascom Hasler AG, as amended by Amendment Number 1
             thereto dated April 20, 1989 and Amendment Number 2 thereto dated August 8, 1989
10.4(4)      Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom Hasler AG
10.5(5)      Stock Purchase Agreement and Amendment Number 3 to Stock
             Option Agreement dated December 14, 1990 between Identix and
             Ascom Hasler AG
10.6(6)      Loan Agreement and Amendment Number 4 to Stock Option
             Agreement dated December 12, 1991 between Identix and Ascom
             Hasler AG
10.7(2)      Registrant's 1992 Employee Stock Option Plan and forms of
             Incentive Stock Option Agreement and Nonqualified Stock
             Option Agreement
10.8(2)      Loan Agreement dated October 30, 1992 between Identix and
             Ascom Hasler AG
10.9(2)      Loan and Security Agreement dated January 9, 1991 among
             Crestar Bank, Defense Systems Concepts, Inc. and ANADAC, as
             amended August 5, 1992 and October 23, 1992
10.10(2)     ANADAC 1984 Incentive Stock Option Plan and forms of
             Incentive Stock Option Agreement and Nonstatutory Stock
             Option Agreement
10.11(7)     Voting Trust Agreement with Respect to Capital Stock of
             Identix Incorporated among Identix Incorporated, the Voting
             Trustee, and Ascom Holding Inc. dated as of September 2,
             1994
10.12(7)     Amendment No. 5 to Stock Option Agreement among Identix
             Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc.
             dated as of September 2, 1994
10.13(7)     Amendment to Registration Rights Agreement among Identix
             Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc.
             dated as of September 2, 1994
10.14(8)     Office Building Lease dated May 18, 1995, between ANADAC,
             Inc. and Charles Smith Management, Inc.
10.15(9)     Office Building Lease dated April 1, 1995 between ANADAC,
             Inc., and U.S. AIR, Inc.
10.16(9)     Office Building Lease dated July 27, 1995 between ANADAC,
             Inc., and Third Gould Limited Liability Company
10.17(9)     Identix's 1995 Equity Incentive Plan
10.18(9)     Identix's 1995 Nonemployee Directors Stock Option Plan
10.19(9)     Letter Agreement dated July 28, 1995 between Identix and
             Ascom Holding Inc.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.20(10)    AEGIS Combat Ship Building Contract Program
10.21(11)    The Fourth Amendment dated February 9, 1996 to Lease
             Agreement dated June 15, 1988 for the Company's corporate
             offices and manufacturing facility
10.22(12)    December 1996 Amendment to Loan and Security Agreement
             between ANADAC, a wholly owned subsidiary of the Company,
             and Crester Bank dated December 2, 1996
10.23(12)    Amended and Restated Revolving Note Agreement between
             ANADAC, a wholly owned subsidiary of the Company, and
             Crestar Bank dated December 2, 1996
10.24(13)    Security and Loan Agreement dated August 29, 1997 between
             the Company and Imperial Bank
23.1         Consent of PricewaterhouseCoopers LLP, Independent
             Accountants
24.1         Power of Attorney (see page 57)
27.1         Financial Data Schedule

---------------
 (1) Incorporated by reference to registrant's registration statement no. 29-95551.

 (2) Incorporated by reference to registrant's registration statement no. 33-55074.

 (3) Incorporated by reference to the June 30, 1989 Form 10-K.

 (4) Incorporated by reference to the July 24, 1990 Form 8-K.

 (5) Incorporated by reference to the December 14, 1990 Form 8-K.

 (6) Incorporated by reference to the June 30, 1992 Form 10-K.

 (7) Incorporated by reference to the September 30, 1994 Form 10-Q.

 (8) Incorporated by reference to the March 31, 1995 Form 10-Q.

 (9) Incorporated by reference to the June 30, 1995 Form 10-K.

(10) Incorporated by reference to the September 30, 1995 Form 10-Q.

(11) Incorporated by reference to the September 30, 1996 Form 10-Q.

(12) Incorporated by reference to the December 31, 1996 Form 10-Q.

(13) Incorporated by reference to the September 30, 1997 Form 10-Q.

     (b) REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                              IDENTIX INCORPORATED

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               BALANCE AT    ADDITIONS
                                               BEGINNING     CHARGED TO                   BALANCE AT
                 DESCRIPTION                   OF PERIOD      EXPENSE      DEDUCTIONS    END OF PERIOD
                 -----------                   ----------    ----------    ----------    -------------
Inventory Reserve:
Year ended June 30, 1996.....................   $242,000      $177,000      $ 75,000       $344,000
Year ended June 30, 1997.....................   $344,000      $284,000      $ 65,000       $563,000
Year ended June 30, 1998.....................   $563,000      $338,000      $ 35,000       $866,000

Allowance for Doubtful Accounts:
Year ended June 30, 1996.....................   $347,000      $238,000      $ 97,000       $488,000
Year ended June 30, 1997.....................   $488,000      $500,000      $363,000       $625,000
Year ended June 30, 1998.....................   $625,000      $862,000      $621,000       $866,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 10th day of September 1998.

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

                   NAME                                     TILTE                         DATE
                   ----                                     -----                         ----

          /s/ RANDALL C. FOWLER             President, Chief Executive Officer     September 10, 1998
------------------------------------------  and Director (Principal Executive
            Randall C. Fowler               Officer)

          /s/ JAMES P. SCULLION             Executive Vice President,              September 10, 1998
------------------------------------------  Chief Financial Officer and Secretary
            James P. Scullion               (Principal Financial and Accounting
                                            Officer)

          /s/ RANDALL HAWKS, JR.            Director                               September 10, 1998
------------------------------------------
            Randall Hawks, Jr.

          /s/ PATRICK H. MORTON             Director                               September 4, 1998
------------------------------------------
            Patrick H. Morton

            /s/ FRED U. SUTTER              Director                               September 10, 1998
------------------------------------------
              Fred U. Sutter

         /s/ HARRISON N. WALTHER            Director                               September 10, 1998
------------------------------------------
           Harrison N. Walther

            /s/ LARRY J. WELLS              Director                               September 10, 1998
------------------------------------------
              Larry J. Wells

                                            Director                               September   , 1998
------------------------------------------
                Ed Zschau

                              IDENTIX INCORPORATED

                             1998 FORM 10-K REPORT

     EXHIBIT
     NUMBER                            DESCRIPTION
     -------                           -----------
     3.1(2)    Registrant's Amended and Restated Articles of Incorporation,
               as amended
     3.2(2)    Registrant's Bylaws, as amended
    10.1(3)    Lease Agreement dated June 15, 1988, between Identix and
               Santa Clara Property Associates
    10.2(1)    Identix's 1983 Incentive Stock Option Plan and forms of
               Incentive Stock Option Agreement and Non-Statutory Stock
               Option Agreement
    10.3(2)    Stock Option Agreement dated March 13, 1989 between Identix and Ascom Hasler AG, as amended by Amendment Number 1
               thereto dated April 20, 1989 and Amendment Number 2 thereto dated August 8, 1989
    10.4(4)    Stock Purchase Agreement dated July 24, 1990 between Identix and Ascom Hasler AG
    10.5(5)    Stock Purchase Agreement and Amendment Number 3 to Stock
               Option Agreement dated December 14, 1990 between Identix and
               Ascom Hasler AG
    10.6(6)    Loan Agreement and Amendment Number 4 to Stock Option
               Agreement dated December 12, 1991 between Identix and Ascom
               Hasler AG
    10.7(2)    Registrant's 1992 Employee Stock Option Plan and forms of
               Incentive Stock Option Agreement and Nonqualified Stock
               Option Agreement
    10.8(2)    Loan Agreement dated October 30, 1992 between Identix and
               Ascom Hasler AG
    10.9(2)    Loan and Security Agreement dated January 9, 1991 among
               Crestar Bank, Defense Systems Concepts, Inc. and ANADAC, as
               amended August 5, 1992 and October 23, 1992
    10.10(2)   ANADAC 1984 Incentive Stock Option Plan and forms of
               Incentive Stock Option Agreement and Nonstatutory Stock
               Option Agreement
    10.11(7)   Voting Trust Agreement with Respect to Capital Stock of
               Identix Incorporated among Identix Incorporated, the Voting
               Trustee, and Ascom Holding Inc. dated as of September 2,
               1994
    10.12(7)   Amendment No. 5 to Stock Option Agreement among Identix
               Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc.
               dated as of September 2, 1994
    10.13(7)   Amendment to Registration Rights Agreement among Identix
               Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc.
               dated as of September 2, 1994
    10.14(8)   Office Building Lease dated May 18, 1995, between ANADAC,
               Inc. and Charles Smith Management, Inc.
    10.15(9)   Office Building Lease dated April 1, 1995 between ANADAC,
               Inc., and U.S. AIR, Inc.
    10.16(9)   Office Building Lease dated July 27, 1995 between ANADAC,
               Inc., and Third Gould Limited Liability Company
    10.17(9)   Identix's 1995 Equity Incentive Plan
    10.18(9)   Identix's 1995 Nonemployee Directors Stock Option Plan
    10.19(9)   Letter Agreement dated July 28, 1995 between Identix and
               Ascom Holding Inc.
    10.20(10)  AEGIS Combat Ship Building Contract Program
    10.21(11)  The Fourth Amendment dated February 9, 1996 to Lease
               Agreement dated June 15, 1988 for the Company's corporate
               offices and manufacturing facility

     EXHIBIT
     NUMBER                            DESCRIPTION
     -------                           -----------
    10.22(12)  December 1996 Amendment to Loan and Security Agreement
               between ANADAC, a wholly owned subsidiary of the Company,
               and Crester Bank dated December 2, 1996
    10.23(12)  Amended and Restated Revolving Note Agreement between
               ANADAC, a wholly owned subsidiary of the Company, and
               Crestar Bank dated December 2, 1996
    10.24(13)  Security and Loan Agreement dated August 29, 1997 between the Company and Imperial Bank
    23.1       Consent of PricewaterhouseCoopers LLP, Independent
               Accountants
    24.1       Power of Attorney (see page 57)
    27.1       Financial Data Schedule

---------------
 (1) Incorporated by reference to registrant's registration statement no. 29-95551.

 (2) Incorporated by reference to registrant's registration statement no. 33-55074.

 (3) Incorporated by reference to the June 30, 1989 Form 10-K.

 (4) Incorporated by reference to the July 24, 1990 Form 8-K.

 (5) Incorporated by reference to the December 14, 1990 Form 8-K.

 (6) Incorporated by reference to the June 30, 1992 Form 10-K.

 (7) Incorporated by reference to the September 30, 1994 Form 10-Q.

 (8) Incorporated by reference to the March 31, 1995 Form 10-Q.

 (9) Incorporated by reference to the June 30, 1995 Form 10-K.

(10) Incorporated by reference to the September 30, 1995 Form 10-Q.

(11) Incorporated by reference to the September 30, 1996 Form 10-Q.

(12) Incorporated by reference to the December 31, 1996 Form 10-Q.

(13) Incorporated by reference to the September 30, 1997 Form 10-Q.