Form 10-Q
period 1998-09-30
IDENTIX INC
filed 1998-11-16
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

             California                                    94-2842496
---------------------------------              ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California              94086
---------------------------------------------            ---------
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

                        25,298,444 shares of Common Stock
                             as of October 31, 1998

                              IDENTIX INCORPORATED

                                      INDEX



                                                                                Page
                                                                                ----
PART I         FINANCIAL INFORMATION

      Item 1   Financial Statements

               Consolidated Balance Sheets - September 30, 1998 and
                 June 30, 1998................................................   3

               Consolidated Statements of Operations - three months ended
                 September 30, 1998 and 1997..................................   4

               Consolidated Statements of Cash Flows - three months ended
                 September 30, 1998 and 1997..................................   5

               Notes to Consolidated Financial Statements.....................   6

      Item 2   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................   8

      Item 3   Quantitative and Qualitative Disclosures about Market Risk.....  20

PART II        OTHER INFORMATION..............................................  21

      Item 1   Legal Proceedings

      Item 6   Exhibits

      Signatures..............................................................  22

                              IDENTIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                         SEPTEMBER 30,            JUNE 30,
                                                                             1998                   1998
                                                                         ------------           ------------
                                                                          (UNAUDITED)
ASSETS
   Current assets:
     Cash and cash equivalents                                           $    459,000           $    753,000
     Accounts receivable, less allowance for doubtful accounts
       of $858,000 and $866,000                                            27,591,000             28,576,000
     Inventories                                                            6,931,000              7,163,000
     Prepaid expenses and other assets                                        828,000                586,000
                                                                         ------------           ------------
        Total current assets                                               35,809,000             37,078,000

   Property and equipment, net                                              2,037,000              2,105,000
   Intangibles and other assets                                             2,661,000              2,768,000
   Investment in joint venture                                                     --                 61,000
                                                                         ------------           ------------
          Total assets                                                   $ 40,507,000           $ 42,012,000
                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Notes payable to banks                                              $  5,887,000           $  6,849,000
     Accounts payable                                                       6,901,000              8,428,000
     Accrued compensation                                                   2,214,000              1,837,000
     Other accrued liabilities                                                545,000                574,000
     Deferred revenue                                                       1,116,000              1,237,000
                                                                         ------------           ------------
        Total current liabilities                                          16,663,000             18,925,000

   Long term liabilities:
       Deferred revenue                                                       101,000                 88,000
       Other liabilities                                                      101,000                 89,000
                                                                         ------------           ------------
        Total liabilities                                                  16,865,000             19,102,000
                                                                         ------------           ------------

   Commitments and contingencies (Note 7)

   Shareholders' equity:
     Common stock, no par; 50,000,000 shares authorized;
        25,298,444 and 25,255,577 shares issued and outstanding            52,809,000             52,527,000
     Accumulated deficit                                                  (28,986,000)           (29,436,000)
     Cumulative translation adjustment                                       (181,000)              (181,000)
                                                                         ------------           ------------
        Total shareholders' equity                                         23,642,000             22,910,000
                                                                         ------------           ------------
          Total liabilities and shareholders' equity                     $ 40,507,000           $ 42,012,000
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

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                  -----------------------------------
                                                      1998                  1997
                                                  ------------           ------------
Revenues:
   Net product revenues                           $  9,749,000           $  8,907,000
   Services revenues                                11,067,000              9,943,000
                                                  ------------           ------------
     Total revenues                                 20,816,000             18,850,000
                                                  ------------           ------------

Costs and expenses:
   Cost of product revenues                          4,818,000              4,136,000
   Cost of  services revenues                        9,593,000              8,564,000
   Research, development and engineering             1,461,000              1,037,000
   Marketing and selling                             2,462,000              2,206,000
   General and administrative                        1,827,000              2,384,000
                                                  ------------           ------------

     Total costs and expenses                       20,161,000             18,327,000
                                                  ------------           ------------
Income from operations                                 655,000                523,000

Other income (expense), net                             30,000                 44,000
Interest income (expense), net                        (131,000)               (21,000)
                                                  ------------           ------------
Income before tax and
  equity interest in joint venture                     554,000                546,000

Provision for income taxes                             (30,000)               (20,000)
Equity interest in joint venture,
  net of tax                                           (74,000)                    --
                                                  ------------           ------------


Net income                                        $    450,000           $    526,000
                                                  ============           ============


Basic net income per share                        $       0.02           $       0.02
                                                  ============           ============

Diluted net income per share                      $       0.02           $       0.02
                                                  ============           ============

Weighted average common shares used
  to compute basic net income per share             25,285,000             24,961,000
                                                  ============           ============

Weighted average common shares used to
  compute diluted net income per share              25,575,000             25,625,000
                                                  ============           ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                  1998                  1997
                                                              -----------           -----------
Cash flows from operating activities
  Net income                                                  $   450,000           $   526,000
  Adjustments to reconcile net income to net
  cash provided by (used for) operating activities:
    Depreciation                                                  297,000               315,000
    Amortization of intangibles                                   171,000               242,000
    Amortization of deferred revenue                             (749,000)             (332,000)
    Equity interest in joint venture, net of tax                   74,000                    --
    Changes in assets and liabilities:
     Accounts receivable                                          985,000            (3,149,000)
     Inventories                                                  232,000              (688,000)
     Prepaid expenses and other assets                           (242,000)             (415,000)
     Accounts payable                                          (1,527,000)              504,000
     Accrued compensation                                         377,000               245,000
     Other accrued liabilities                                    (30,000)              357,000
     Deferred revenue                                             641,000               765,000
                                                              -----------           -----------

Net cash provided by (used for) operating activities              679,000            (1,630,000)
                                                              -----------           -----------

Cash flows used in investing activities:
  Capital expenditures                                           (229,000)             (205,000)
  Additions to intangibles and other assets                       (64,000)             (291,000)
                                                              -----------           -----------

Net cash used in investing activities                            (293,000)          $  (496,000)
                                                              -----------           -----------

Cash flows provided by (used for) financing activities:
  Borrowings under bank lines of credit                         5,935,000             3,688,000
  Payments under bank lines of credit                          (6,897,000)           (2,915,000)
  Proceeds from sale of common stock, net                         282,000               105,000
                                                              -----------           -----------

Net cash provided by (used for) financing activities             (680,000)              878,000
                                                              -----------           -----------

Effect of exchange rate changes on cash
  and cash equivalents                                                 --               (97,000)
                                                              -----------           -----------

Net decrease in cash and cash equivalents                        (294,000)           (1,345,000)

Cash and cash equivalents at beginning of period                  753,000             2,510,000
                                                              -----------           -----------

Cash and cash equivalents at end of period                    $   459,000           $ 1,165,000
                                                              ===========           ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1999.

    The consolidated financial statements include the accounts of Identix Incorporated ("Identix" or the "Company") and it's wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Identix Australia Pty Limited ("Identix Australia"), and Biometric Applications and Technologies, Inc. ("BA&T"). The Company acquired BA&T on July 23, 1997 and accounted for the acquisition of BA&T as a pooling of interests.

2.  JOINT VENTURE

    On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC") for the purpose of providing fingerprinting services through Sylvan's testing systems nationwide. The Company owns a 50% interest in SIFC. Since July 1, 1998 royalties in the amount of $22,000 from SIFC have been recorded as Other Income.

3.  INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                    SEPTEMBER 30,         JUNE 30,
                                                        1998                1998
                                                    -------------        ----------
         Purchased parts and materials                $2,805,000         $3,518,000
         Work-in-process                               1,832,000            906,000
         Finished goods, including spares              2,294,000          2,739,000
                                                      ----------         ----------
                                                      $6,931,000         $7,163,000
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

                                                         Three Months Ended
                                                           September 30,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------      -----------
Net income                                          $   450,000      $   526,000
Weighted average common shares outstanding           25,285,000       24,961,000
Dilutive effect of stock options and warrants           290,000          664,000
                                                    -----------      -----------
Weighted average common shares outstanding
assuming dilution                                    25,575,000       25,625,000
                                                    ===========      ===========
Basic net income per share                          $      0.02      $      0.02
                                                    ===========      ===========
Diluted net income per share                        $      0.02      $      0.02
                                                    ===========      ===========


5.  COMPREHENSIVE INCOME

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The statement establishes presentation and disclosure requirements for reporting compressive income. Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. The Company has no current period comprehensive income transactions.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method the FASB chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operation decisions and assessing performance. The operating segments that will be reported on for the year ending June 30, 1999 are "Product Business" and "Service Business."

7.  CONTINGENT LIABILITIES

    ANADAC, Inc. is a named defendant in four related personal injury lawsuits pending in the Circuit Court of Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the Curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC has been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the four lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998. The aggregate amount of damages sought in these suits is $7,700,000. Approximately nine of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.

    On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the District Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the District Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the District Court entered judgment in favor of Identix and awarded Identix its costs of the suit. On January 7, 1997, DBI filed a Notice of Appeal. On July 2, 1998, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. The judgment in favor of Identix is now final.

                              IDENTIX INCORPORATED
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

The forward looking statements in this report on Form 10-Q that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Risk Factors" below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

RECENT EVENTS

Identix announced on November 16, 1998 the execution of a definitive agreement to acquire privately-held Identicator Technology, Inc. Identicator Technology designs and manufactures fingerprint security systems for information technology, Internet, banking, data/network security, and e-business. Identix will acquire all outstanding Identicator Technology shares in exchange for 5,050,000 shares of Identix common stock; the Identix shares to be issued in the transaction are subject to certain lock-up and escrow provisions. The closing is conditioned upon effectiveness of a registration statement with the SEC relating to the issuance of the Identix stock and other customary closing conditions. The acquisition is being accounted for under the purchase method.

OVERVIEW

Identix designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Biometric Security ("Bio-Security") products that verify the identity of an individual through the unique biological characteristics of a fingerprint and (ii) Biometric-Imaging ("Bio-Imaging") products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

On July 23, 1997, the Company acquired BA&T, a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software into Identix's Biometric Security products. The acquisition was accounted for as a pooling of interests.

On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC") for the purpose of providing fingerprinting services through Sylvan's testing systems nationwide. The Company owns a 50% interest in SIFC.

RESULTS OF OPERATIONS

Revenues

Revenues for the period ended September 30, 1998 were $20,816,000 compared to $18,850,000 for the same period in the prior fiscal year. The increase in revenues of 10% was due to increases in both the Company's net product revenues and services revenues.

The Company's net product revenues were $9,749,000 for the three month period ended September 30, 1998, compared to $8,907,000 for the same period in the prior fiscal year. For the three month period ended September 30, 1998, the increase in net product revenues of 9% was due to increased sales of Bio-Imaging products, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600 product line have generated additional revenues from maintenance support agreements and related customer support. The increase in Bio-Imaging sales was partially offset by a decline in Bio-Security product sales, which resulted primarily from a decline in sales to Asia due to the deteriorated economic condition in the region.

International sales accounted for $1,058,000 or 11% of the Company's net product revenues for the three month period ended September 30, 1998, compared to $2,537,000 or 28% for the same period in the prior fiscal year. The decrease in international sales for the three month period was due to a decline in sales in Asia. The Company expects international sales to continue to represent a significant portion of net product revenues, although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars. The Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

The Company did not have any one product business customer account for more than 10% of total revenues for the three month period ended September 30, 1998. For the three month period ended September 30, 1997, the Company's product revenue included one customer which accounted for 12% of total revenues.

The Company's services revenues were $11,067,000 for the three month period ended September 30, 1998 compared to $9,943,000 for the same period in the prior fiscal year. The increases in services revenues of 11% for the three month period ended September 30, 1998, was due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three month period ended September 30, 1998, revenues directly from the DOD and from other U. S. government agencies accounted for 91% of the Company's total services revenues compared to 87% for the same period in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 18% of its services revenues for the three month period ended September 30, 1998, compared to 22% for the same period in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due to the increase in other forms of contract revenue. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. The Company's services business also generates revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three month period ended September 30, 1998, the Company derived 82% of its services revenues from T&M and FFP contracts compared to 78% for the same period in the prior fiscal year. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has just completed an audit by the Defense Contract Audit Agency ("DCAA") for the period from July 1, 1992 to June 30, 1995. The Company believes there will be no material financial statement impact as a result of the audit.

Gross Margin

Gross margin on net product revenues was 51% for the three month period ended September 30, 1998, as compared to 54% for the same period in the prior fiscal year. The decrease in gross margin in fiscal 1999 was primarily due to a

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


one time sale at a high gross margin in fiscal 1998. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on services revenues was 13% for the three month period ended September 30, 1998 as compared to 14% for the same period in the prior fiscal year. The decreases in gross margin for the three month period was primarily due to an increase in services purchased through the GSA contact maintained by ANADAC. The majority of GSA contracts carry a reduced gross margin.

Research, Development and Engineering

Research, development and engineering expenses were $1,461,000 or 15% of net product revenues for the three month period ended September 30, 1998, compared to $1,037,000 or 12% of net product revenues for the same period in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in future fiscal 1999 quarters.

Marketing and Selling

Marketing and selling expenses were $2,462,000 or 12% of total revenues for the three month period ended September 30, 1998 compared to $2,206,000 or 12% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing and expenses to promote the Company's products and services and to expand its sales organization worldwide.

General and Administrative

General and administrative expenses were $1,827, 000 or 9% of total revenues for the three month period ended September 30, 1998, compared to $2,384,000 or 13% of total revenues for the same period in the prior fiscal year. The decrease in general and administrative expenses was primarily due to the decreased litigation costs related to certain lawsuits which have been resolved and cost savings related to the Company's recent restructuring. Litigation reserves and expenses were $15,000 for the three month period September 30, 1998 compared to $423,000 for the same period in the prior fiscal year.

Other Income and Expense, net

For the three month period ended September 30, 1998, net other income was $30,000 compared to net other income of $44,000 for the same period in the prior fiscal year.

Net Interest Expense

Net interest expense was $131,000 for the three month period ended September 30, 1998 compared to $21,000 for the same period in the prior fiscal year. The difference was due to increased borrowings for working capital requirements under the Company's lines of credit during the three month period ended September 30, 1998 compared to the same period in the prior fiscal year.

During the three month period ended September 30, 1998, the weighted average interest rate paid by Identix on borrowings under its line of credit (the "Identix Line of Credit") was 8.5%. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three month period ended September 30, 1998 was also 8.5%.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .


Income Taxes

The provision for income taxes was $30,000 for the three months ended September 30, 1998 compared to $20,000 for the same period in the prior fiscal year. The Company's tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. The Company is subject to certain alternative minimum tax requirements for which an estimate is made based on the Company's anticipated effective tax rate at the end of the current fiscal year.

Equity Interest in Joint Venture, Net of Tax

The equity interest in joint venture, net of tax, represents the Company's share of the results of SIFC. For the three month period ended September 30, 1998, equity interest in joint venture, net of tax, was a loss of $74,000. There was no comparable figure in the same period in fiscal 1998 as the joint venture's operations did not commence until October 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations during the three months ended September 30, 1998 primarily from its existing working capital at June 30, 1998 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of September 30, 1998, the Company's principal sources of liquidity consisted of $19,146,000 of working capital including $459,000 in cash and cash equivalents and available borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $7,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and may borrow up to 35% of eligible inventory. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at September 30, 1998). The line of credit expires on December 25, 1998. And management is currently renegotiating the Identix Line of Credit for an increased amount. At September 30, 1998, $4,925,000 was outstanding and $2,075,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at September 30, 1998). The line of credit expires on November 30, 1998. And management is currently renegotiating the ANADAC Line of Credit. The terms are expected to remain the same. At September 30, 1998, $962,000 was outstanding and $5,038,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

The Company generated cash of $679,000 from operating activities during the three months ended September 30, 1998 primarily due to net income of $450,000, decreases in accounts receivable of $985,000 and inventory of $232,000 and an increase in accrued compensation of $377,000. These sources of cash were partially offset by decreases in accounts payable of $1,527,000. The decrease in accounts receivable and inventories was due primarily to a continued focus by the Company on working capital management. The increase in accrued compensation was a result of the Company's addition of personnel. The decrease in accounts payable was due to a decrease in the payment cycle to suppliers.

The Company used cash of $293,000 in investing activities during the three months ended September 30, 1998, consisting primarily of purchases of property and equipment of $229,000.

IDENTIX INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED . . .

Identix used cash of $680,000 for financing activities during the three months ended September 30, 1998. Financing activities consisted of net repayments of $962,000 against the Company's lines of credit, partially offset by the proceeds from exercises of stock options of $282,000.

Identix did not have any material capital expenditure commitments as of September 30, 1998.

The Company believes that cash flow from operations together with existing working capital and the two bank lines of credit maintained by the Company, will be adequate to fund the Company's cash requirements for at least the remainder of fiscal 1999. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of such financing would be favorable to the Company.

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

Other factors which can result in fluctuations in quarterly results of operations include budgetary and purchasing cycles of government agencies; changes in the mix of products and services sold and the mix of product sales by distribution channels; the pricing of existing and future products by the Company's competitors; the introduction of new or enhanced products by the Company or its competitors and the market acceptance thereof; expenses related to, and results of, litigation; percentage of and costs associated with firmed fixed price ("FFP") contracts and time and materials ("T&M") contracts; the availability and cost of key components; and fluctuations in general economic conditions. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, all of which may adversely affect the Company's business, financial condition and results of operations. Further, the lead-time for ordering parts and materials and building the Company's products can be many months and the Company orders parts and materials and builds products based on its forecasted demand for the products. If demand for the Company's products lags significantly behind the Company's forecasts, the Company runs the risk of building too large an inventory, which may adversely affect cash flow and may result in write-offs or writedowns of inventory because of product obsolescence. Due to the foregoing factors, the Company's operating results may differ from the expectations of securities analysts and investors, which could adversely affect the trading price of the Company's common stock. The Company believes that period-to-period comparisons of its results of operations should not be relied upon as indications of future performance.

DEPENDENCE UPON NEW AND UNCERTAIN MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

Substantially all of the Company's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from Bio-Security products and Bio Imaging products. Bio-Security products represent a new approach to identity verification, which has only been used in limited applications to date, and these products have not gained widespread commercial acceptance. The expansion of the market for the Company's products depends on a number of factors, including the cost and reliability of the Company's products and products of competitors, customers' perception of the perceived benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to confidentiality of private information, customers' satisfaction with the Company's products and publicity regarding these products. Public objections have been raised as to the use of biometric products for some applications on civil liberties grounds and certain legislation has been proposed to regulate the use of Bio-Security products. The Identix's future success is dependent upon the development and expansion of markets for Bio-Security products and Bio-Imaging products both domestically and internationally. In addition, even if markets develop for Bio-Security products and additional markets develop for Bio-Imaging products, there can be no assurance that the Company's products will gain wide market acceptance in these markets. A number of factors may limit the market acceptance of the Company's products, including the performance and price of the Company's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-

Security applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by the Company and its competitors, and the extent of marketing efforts by the Company's collaborators or partners. If the markets for the Identix's products fail to develop or develop more slowly than anticipated or if the Company's Bio-Security products fail to gain wide market acceptance, or Bio Imaging products lose market share, the Company's business, financial condition and results of operations would be materially and adversely affected.

COMPETITION AND TECHNOLOGICAL CHANGE

The markets for Bio-Security and Bio-Imaging products are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, the Company must continually be able to develop and market new and enhanced products and market those products at competitive prices. There can be no assurance that the Company will be able to make the technological advances necessary to compete successfully in its products business. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company.

Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of the Company. Recently, a significant number of established and startup companies have become engaged in developing software and hardware for fingerprint Bio-Security applications that could compete directly with the Company's Bio-Security products, including a number of companies that are developing semiconductor or optically-based direct contact fingerprint image capture devices. In addition, other companies are developing currently or have developed other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure, which could significantly reduce the potential market for the Company's products if widely adopted. The Company's Bio-Security products also face competition from non-biometric technologies such as traditional key, card and surveillance systems, PINs and similar traditional verification methods. The Company believes that in an effort to remain competitive in the future it will need to invest increasing financial resources in research and development.

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

DEPENDENCE ON NEW PRODUCT INTRODUCTIONS

The Company's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards (including FBI accreditation standards), respond to evolving customer requirements and achieve market acceptance. The development of new, technologically advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by the Company to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue.

There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, because a number of the Company's Bio-Imaging products and Bio-Security products are incorporated into systems marketed by other companies, or are co-marketed together with other products or services sold by other companies, the failure to introduce products in a timely manner may cause such companies to seek alternative suppliers or marketing partners.

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

UNCERTAINTY RELATED TO CONTRACTS FOR SERVICES WITH GOVERNMENT AGENCIES

During the three months ended September 30, 1998 and the year ended June 30, 1998, the Company derived approximately 91% and 89%, respectively, of its services revenue directly from contracts relating to the DOD and other U.S. Government agencies. Loss of any material government contract due to budget cuts or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations.

During the three months ended September 30, 1998 and the year ended June 30, 1998, the Company derived approximately 82% and 68%, respectively, of services revenues from T&M contracts and FFP contracts. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes certain performance risk on FFP and T&M contracts and the failure to estimate accurately ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur such overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

ANADAC has just completed such an audit for the period from July 1, 1992 to June 30, 1995. While the Company believes that the results of the DCAA audit will have no material effect on the Company's revenues, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

During the three months ended September 30, 1998 and the year ended June 30, 1998, the Company's net product revenues from international sales were 11% and 18%, respectively. A key component of the Company's strategy is to pursue product sales in international markets. There can be no assurance that the Company will be able to market, sell and deliver its products in these foreign countries. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in foreign operations, including general economic conditions in each country, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, delays in or prohibitions on exporting products resulting from export restrictions for certain technologies (including "crime control" products and encryption technology), fluctuations in foreign currencies and the U.S. dollar which can increase the sales price of the Company's products in local currencies, loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, the overlap of different tax structures, risks of increases in taxes and other government fees and involuntary renegotiation of contracts with foreign governments.

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

The Company's international sales are predominantly denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

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

Orders for the Company's Bio-Imaging products are often subject to delays associated with the lengthy approval processes that typically accompany large capital expenditures by government agencies. The Company's total revenues depend in significant part upon the decision of a government agency to adopt and integrate the Company's products, which often involves a significant capital commitment as well as significant future support costs. Similar delays may also be experienced from government agencies procuring the Company's services. The Company often has a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of the Company's products or services. Any significant failure by the Company to receive an order after expending significant funds and effort could have a material adverse effect on its business, financial condition and results of operations. It may be difficult to predict accurately the sales cycle of any large order. In the event one or more large orders fail to be shipped as forecasted for a fiscal quarter, the Company's total revenues and operating results for such quarter could be materially and adversely affected. In addition, even if the Company receives such an order, the order may be contingent upon availability of matching funds from state or federal entities or may be cancelled or receipt of revenues may be substantially delayed due to political and budgetary processes.

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

Litigation, which could result in substantial cost to the Company and diversion of management attention, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity, of other parties' proprietary rights. If the outcome of any such litigation is adverse to the Company, its business, financial condition and results of operations could be materially and adversely affected. To determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to the Company and limitations on the scope or validity of the Company's patents. The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees and consultants, and with third parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

DEPENDENCE UPON SOLE AND LIMITED SOURCES OF SUPPLY; RISKS ASSOCIATED WITH IMPLEMENTATION OF LARGER SCALE MANUFACTURING CAPABILITIES

Certain of the components included in the Company's products are obtained from a single source or a limited group of suppliers, the most important of which are the charge coupled and CMOS imaging devices and ASICs for the Bio-Security products and the charge coupled devices for the Bio-Imaging products. The Company has no long term agreements with any of its suppliers. Although the Company seeks to reduce dependence on these sole and limited sources of suppliers, the partial or complete loss of certain of these sources or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers. This may require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain a few months of inventory on sole source components, it may take the Company several months to locate alternative suppliers if required, and/or to re-tool its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, there can be no assurance that the Company will be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

SHARE HOLDINGS OF ASCOM USA INC

As of October 31, 1998, Ascom USA Inc. ("Ascom"), beneficially owned approximately 20% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company. The Company is a party to a Voting Trust Agreement ("Voting Trust Agreement") with Ascom whereby Ascom deposited all of its 5,048,924 shares of the Company's common stock ("Voting Stock") into a voting trust ("Voting Trust"). The Trustee has voting control of the Voting Stock. The Voting Trust Agreement expires in 2004. Ascom has preemptive rights with respect to issuances of the Company's securities and registration rights with respect to the securities it holds. Ascom has recently requested registration of approximately 1,700,000 shares. The sale of a significant number of shares by Ascom in the open market could have an adverse effect on the trading price of the Company's common stock. The Company's ability to obtain additional financing on favorable terms in the future may be adversely affected by the existence of these preemptive rights and registration rights.

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

The Company has sold TouchPrint products that, at the request of the customers, use a two-digit value for the year. In addition, certain older versions of the software used in the TouchPrint products are not Year 2000 compliant. The Company is informing its customers of the Year 2000 issues associated with the TouchPrint products and how they can be remediated. The Company is also aware that certain Biometric Security products that it has sold are not Year 2000 compliant. The Company has prepared software upgrades to address these problems and is in the process of notifying its customers about the Year 2000 issues and the software upgrade. The Company believes that the costs to the Company not borne by customers for the remediation of Year 2000 issues with the TouchPrint and Biometric Security products will be less than $250,000. The Company has also identified certain internal software that requires updating in order to be Year 2000 compliant. As part of the Company's maintenance contract for that software, the vendor of that software has provided the Company with an upgrade that addresses the Year 2000 problem. The Company has not installed the software upgrade yet, but expects to have the installation completed by early 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

Foreign Currency Exchange Rate Risk - Certain of the Company's sales, cost of manufacturing and marketing are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

IDENTIX INCORPORATED

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings


               ANADAC, Inc. is a named defendant in four related personal injury lawsuits pending in the Circuit Court of Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC had been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the four lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998. The aggregate amount of damages sought in these suits is $7,700,000. Approximately nine of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.

               On May 31, 1995, Digital Biometrics, Inc. ("DBI"), a competitor, filed a lawsuit in the United States District Court for the Northern District of California against the Company alleging that certain of the Company's TouchPrint products violate a DBI patent and seeking injunctive relief and unspecified damages. The lawsuit has no implication for other Identix products. On August 22, 1996, the District Court granted the Company's motion determining that the TouchPrint 600 does not infringe the patent. On December 7, 1996, the District Court issued another ruling determining that the predecessor product of the TouchPrint 600, the TouchPrint 900 product, did not infringe the patent. As a result, the District Court entered judgment in favor of Identix and awarded Identix its costs of suit. On January 7, 1997, DBI filed a Notice of Appeal. On July 2, 1998, the United States Court of Appeals for the Federal Circuit affirmed the District Court's judgment. The judgment in favor of Identix is now final.


     Item 6.   Exhibits and Reports on Form 8-K.

               (a) Exhibits

                   Exhibit
                   Number            Description

                   27.1              Financial Data Schedule

               (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDENTIX INCORPORATED





November 16, 1998                          BY: /s/James P. Scullion
                                               ---------------------------------
                                           James P. Scullion
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary