Form 10-Q
period 1998-12-31
IDENTIX INC
filed 1999-02-16
CIK 735780

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q



(Mark one)
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934.

For the quarterly period ended December 31, 1998 or
                               -----------------

    Transition report pursuant to Section 13 or 15(d) of the Securities
---
Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------


                            IDENTIX INCORPORATED
                            --------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                     94-2842496
   -------------------------                     -------------------------
 (State or other jurisdiction                          (IRS Employer
of incorporation of organization)                   Identification No.)



510 N. Pastoria Avenue, Sunnyvale, California             94086
---------------------------------------------          ------------
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


                      25,439,511 shares of Common Stock
                           as of January 31, 1999

                            IDENTIX INCORPORATED

                                    INDEX


PART I        FINANCIAL INFORMATION

     Item 1   Financial Statements

              Consolidated Balance Sheets  December 31, 1998 and June 30, 1998............  3

              Consolidated Statements of Operations - three and six months ended
               December 31, 1998 and 1997.................................................  4

              Consolidated Statements of Cash Flows  six months ended
               December 31, 1998 and 1997.................................................  5

              Notes to Consolidated Financial Statements..................................  6

     Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................  8

     Item 3   Quantitative and Qualitative Disclosures about Market Risk.................. 21

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings........................................................... 22

     Item 4.  Submission of Matters to a Vote of Security Holders......................... 22

     Item 6   Exhibits.................................................................... 23

     Signatures........................................................................... 24

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements

                                                                 December 31,        June 30,
                                                                     1998              1998
                                                                 ------------        --------
                                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and cash equivalents                                    $  2,418,000      $    753,000
   Accounts receivable, less allowance for doubtful accounts
    of $884,000 and $866,000                                      26,992,000        28,576,000
   Inventories                                                     6,857,000         7,163,000
   Prepaid expenses and other assets                                 947,000           586,000
                                                                ------------      ------------
     Total current assets                                         37,214,000        37,078,000

 Property and equipment, net                                       2,094,000         2,105,000
 Intangibles and other assets                                      2,621,000         2,768,000
 Interest in joint venture, net                                        3,000            61,000
                                                                ------------      ------------
       Total assets                                             $ 41,932,000      $ 42,012,000
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Notes payable to banks                                       $  4,093,000      $  6,849,000
   Accounts payable                                                9,038,000         8,428,000
   Accrued compensation                                            1,937,000         1,837,000
   Other accrued liabilities                                         520,000           574,000
   Deferred revenue                                                1,910,000         1,237,000
                                                                ------------      ------------
     Total current liabilities                                    17,498,000        18,925,000


    Deferred revenue                                                       -            88,000
    Other liabilities                                                 90,000            89,000
                                                                ------------      ------------
     Total liabilities                                            17,588,000        19,102,000
                                                                ------------      ------------

 Commitments and contingencies (Note 8)

 Shareholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized;
    25,427,211 and 25,255,577 shares issued and outstanding       53,567,000        52,527,000
   Accumulated deficit                                           (29,042,000)      (29,436,000)
   Cumulative translation adjustment                                (181,000)         (181,000)
                                                                ------------      ------------
     Total shareholders' equity                                   24,344,000        22,910,000
                                                                ------------      ------------
       Total liabilities and shareholders' equity               $ 41,932,000      $ 42,012,000
                                                                ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.


                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                               Three months ended              Six months ended
                                                                  December 31,                   December 31,
                                                              -------------------             -------------------
                                                                1998         1997              1998           1997
                                                                ----         ----              ----           ----
Revenues:
     Net product revenues                                   $ 8,898,000   $ 8,089,000      $18,647,000    $16,996,000
     Fingerprinting services revenues                                 -       370,000                -        370,000
     Services revenues                                       10,609,000    11,294,000       21,676,000     21,237,000
                                                            -----------   -----------      -----------    -----------
       Total revenues                                        19,507,000    19,753,000       40,323,000     38,603,000
                                                            -----------   -----------      -----------    -----------

Costs and expenses:
     Cost of product revenues                                  4,384,000    3,974,000        9,202,000      8,110,000
     Cost of fingerprinting services revenues                          -      352,000                -        352,000
     Cost of  services revenues                                9,294,000    9,489,000       18,887,000     18,053,000
     Research, development and engineering                     1,343,000    1,127,000        2,804,000      2,164,000
     Marketing and selling                                     2,684,000    2,195,000        5,146,000      4,401,000
     General and administrative                                1,639,000    2,134,000        3,466,000      4,518,000
                                                            -----------   -----------      -----------    -----------
       Total costs and expenses                              19,344,000    19,271,000       39,505,000     37,598,000
                                                            -----------   -----------      -----------    -----------

Income from operations                                          163,000       482,000          818,000      1,005,000

Other income (expense), net                                      25,000        58,000           55,000        102,000
Interest income (expense), net                                  (99,000)      (61,000)        (230,000)       (82,000)
                                                            -----------   -----------      -----------    -----------

Income before tax and
 equity interest in joint venture                                89,000       479,000          643,000      1,025,000

Provision for income taxes                                      (60,000)      (25,000)         (90,000)       (45,000)
Equity interest in joint venture, net of tax                    (85,000)      (29,000)        (159,000)       (29,000)
                                                            -----------   -----------      -----------    -----------
Net income (loss)                                           $   (56,000)  $   425,000      $   394,000    $   951,000
                                                            ===========   ===========      ===========    ===========

Basic net income (loss) per share                           $    (0.00)   $      0.02      $      0.02    $      0.04
                                                            ===========   ===========      ===========    ===========
Diluted net income (loss) per share                         $    (0.00)   $      0.02      $      0.02    $      0.04
                                                            ===========   ===========      ===========    ===========
Weighted average common shares used to
 compute basic net income (loss) per share                   25,354,000    25,060,000       25,319,000     25,011,000
                                                            ===========   ===========      ===========    ===========
Weighted average common shares used to
 compute diluted net income (loss) per share                 25,354,000    25,756,000       25,646,000     25,690,000
                                                            ===========   ===========      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six months ended
                                                                 December 31,
                                                        ------------------------------
                                                           1998               1997
                                                        -----------        -----------
Cash flows from operating activities:
  Net income                                            $   394,000        $   951,000
  Adjustments to reconcile net income to net
  Cash provided by (used for) operating activities:
    Depreciation                                            568,000            677,000
    Amortization of intangibles                             308,000            444,000
    Amortization of deferred revenue                     (1,612,000)          (860,000)
    Interest in joint venture, net of tax                   158,000           (214,000)
    Changes in assets and liabilities:
      Accounts receivable                                 1,584,000         (4,802,000)
      Inventories                                           306,000         (1,521,000)
      Prepaid expenses and other assets                    (361,000)          (589,000)
      Accounts payable                                      610,000            623,000
      Accrued compensation                                  100,000            149,000
      Other accrued liabilities                             (53,000)           302,000
      Deferred revenue                                    2,197,000          1,267,000
                                                        -----------        -----------

Net cash provided by (used for) operating activities      4,199,000         (3,573,000)
                                                        -----------        -----------


Cash flows provided by (used in) investing activities:
 Capital expenditures                                         (557,000)     (584,000)
Investment in joint venture                                   (100,000)            -
 Deletions (Additions) to intangibles and other assets        (161,000)     (497,000)
                                                          ------------   -----------

Net cash used in investing activities                         (818,000)   (1,081,000)
                                                          ------------   -----------

Cash flows provided by (used in) financing activities:
 Borrowings under bank lines of credit                       9,886,000    11,080,000
 Payments under bank lines of credit                       (12,642,000)   (8,341,000)
 Proceeds from exercise of options and warrants, net         1,040,000       711,000
                                                          ------------   -----------

Net cash provided by (used for) financing activities        (1,716,000)    3,450,000
                                                          ------------   -----------

Effect of exchange rate changes on cash
  and cash equivalents                                               -       (70,000)
                                                          ------------   -----------

Net increase (decrease) in cash and cash equivalents         1,665,000    (1,274,000)

Cash and cash equivalents at beginning of period               753,000     2,510,000
                                                          ------------   -----------

Cash and cash equivalents at end of period                $  2,418,000   $ 1,236,000
                                                          ============   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Form 10-K. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1999.

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

3.  Inventories

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                              December 31,  June 30,
                                                                  1998       1998
                                                               ----------  ----------

                Purchased parts and materials                  $2,510,000  $3,518,000
                Work-in-process                                 1,067,000     906,000
                Finished goods, including spares                3,280,000   2,739,000
                                                               ----------  ----------
                                                               $6,857,000  $7,163,000
                                                               ==========  ==========

4. Bank Covenant Waiver

   At December 31, 1998, the Company was in default on two of its bank line of credit covenants. The Company has obtained waivers of default from the bank for breaches of the covenants.

5. Earnings (loss) Per Share

   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury method.

                                                               Three Months Ended                         Six Months Ended
                                                                  December 31,                              December 31,
                                                                  -----------                               -----------
                                                        1998                     1997                1998               1997
                                                     -----------              -----------         -----------        -----------
  Net income (loss)                                  $   (56,000)             $   425,000         $   394,000        $   951,000
                                                     ===========              ===========         ===========        ===========
  Weighted average common shares outstanding          25,354,000               25,060,000          25,319,000         25,011,000
  Dilutive effect of stock options and warrants                -                  696,000             327,000            679,000
                                                     -----------              -----------         -----------        -----------
  Weighted average common shares outstanding
   assuming dilution

                                                       25,354,000               25,756,000          25,646,000         25,690,000
                                                      ===========              ===========         ===========        ===========
  Basic net income (loss) per share                   $     (0.00)             $      0.02         $      0.02        $      0.04
                                                      ===========              ===========         ===========        ===========
  Diluted net income (loss) per share                 $     (0.00)             $      0.02         $      0.02        $      0.04
                                                      ===========              ===========         ===========        ===========

    For the three month period ended December 31, 1998, the effect of options and warrants was not included, as the effect was anti-dilutive.

6.  Comprehensive Income

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Items incurred in comprehensive income consist primarily of residual foreign currency translation adjustments from March 31, 1998. As the Company substantially liquidated its foreign operation on that date, no changes in this balance have occurred in fiscal 1999.

7.  Recent Accounting Pronouncements

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method the FASB chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operation decisions and assessing performance. The Company is reviewing the impact of SFAS 131 on its consolidated financial statements; however, such adoption is expected to impact footnote disclosures only.

8.  Contingent Liabilities

    ANADAC is a named defendant in four related personal injury lawsuits pending in the Circuit Court of Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the Curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC had been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the four lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998. The aggregate amount of damages sought in these suits is $7,700,000. Approximately ten of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.

9.  Acquisition

    Identix announced on November 16, 1998 the execution of a definitive agreement to acquire privately held Identicator Technology, Inc. ("Identicator Technology"). The acquisition is scheduled to close by April 1999. Identicator Technology designs and manufactures fingerprint security systems for information technology, banking and data/network security. Identix will acquire all outstanding Identicator Technology shares in exchange for 5,050,000 shares of Identix common stock. The Identix shares to be issued in the transaction are subject to certain lock-up and escrow provisions. The closing of the acquisition is conditioned upon effectiveness of a registration statement with the SEC relating to the issuance of the Identix stock and other customary closing conditions. The acquisition will be accounted for under the purchase method of accounting.

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

Overview

Identix designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i)
Biometric Security ("Bio-Security") products that verify the identity of an individual through the unique biological characteristics of a fingerprint and
(ii) Biometric Imaging ("Bio-Imaging") products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments.

Identix announced on November 16, 1998 the execution of a definitive agreement to acquire privately held Identicator Technology. The acquisition is scheduled to close by April 1999. Identicator Technology designs and manufactures fingerprint security systems for information technology, banking and data/network security. Identix will acquire all outstanding Identicator Technology shares in exchange for 5,050,000 shares of Identix common stock. The Identix shares to be issued in the transaction are subject to certain lock-up and escrow provisions. The closing of the acquisition is conditioned upon the effectiveness of a registration statement with the SEC relating to the issuance of the Identix stock and other customary closing conditions. The acquisition will be accounted for under the purchase method of accounting.

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


Results of Operations

Revenues
--------

Revenues for the three and six month periods ended December 31, 1998 were $19,507,000 and $40,323,000, respectively, compared to $19,753,000 and
$38,603,000 for the same periods in the prior fiscal year. The decrease in revenues of 1% for the three-month period was due to decreased services revenues and the transfer of certain revenue producing contracts to SIFC. The increase in revenues of 4% for the six month period was due to mainly to increased net product revenues and to a lesser degree increased services revenues.

The Company's net product revenues were $8,898,000 and $18,647,000 for the three and six month periods ended December 31, 1998, compared to $8,089,000 and $16,996,000 for the same periods in the prior fiscal year. For the three and six month periods ended December 31, 1998, the increase in net product revenues of 10% was due to increased sales of Bio-Imaging products, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600-product line have generated additional revenues from maintenance support agreements. The increase in Bio-Imaging sales was partially offset by a decline in Bio-Security product sales, which resulted primarily from a decline in sales in Asia due to the deteriorated economic condition in the region.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

International sales accounted for $911,000 or 10% and $1,969,000 or 11% of the Company's net product revenues for the three and six month periods ended December 31, 1998, respectively, compared to $1,860,000 or 23% and $4,397,000 or 26% for the same periods in the prior fiscal year. The decrease in international sales for the three and six month periods was due to a decline in sales in Asia. The Company expects international sales to continue to represent a significant portion of total product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

The Company had one product business customer that accounted for more than 10% of total revenues for the three month period ended December 31, 1998, but did not have any one customer account for more than 10% of total revenues for the six month period. For the three and six month periods ended December 31, 1997, the Company's product revenue included one customer which accounted for 14% and 13%, respectively, of total revenues.

The Company's services revenues were $10,609,000 and $21,676,000 for the three and six month periods ended December 31, 1998, respectively, compared to $11,294,000 and $21,237,000 for the same periods in the prior fiscal year. The decrease in services revenues of 6% for the three month period ended December 31, 1998 was due primarily to a decrease in sales of third party products and services to the U.S. government through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and terms periodically or as new products or services are added. The increase of 2% for the six month period ending December 31, 1998 was due to an increase in sales to the U. S. government. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and six month periods ended December 31, 1998, revenues directly from the DOD and from other U.S. government agencies accounted for 91% of the Company's total services revenues compared to 87% for the same periods in the prior fiscal year.

The Company's services business generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 19% and 18% of its services revenues for the three and six month periods ended December 31, 1998, compared to 19% and 21% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due to the increase in other forms of contract revenue. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

The Company's services business also generates a significant amount of its revenue from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and six month periods ended December 31, 1998, the Company derived 81% and 82% of its services revenues from T&M and FFP contracts compared to 81% and 79% for the same periods in the prior fiscal year. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has completed an audit by the Defense Contract Audit Agency ("DCAA") for the period from July 1, 1992 to June 30, 1995. The Company is awaiting the audit results from the DCAA and believes there will be no material financial statement impact as a result of the audit.

On July 1, 1998, the Company transferred certain revenue producing contracts to SIFC that had been previously sub-contracted to SIFC, resulting in the decrease in fingerprinting services revenues in the three and six month periods ended December 31, 1998 as compared to the same periods in the prior fiscal year.

Gross Margin
------------

Gross margin on net product revenues was 51% for the three and six month periods ended December 31, 1998, as compared to 51% and 52% for the same periods in the prior fiscal year. The decrease in gross margin in for the six month period was primarily due to one time sale at a high gross margin in fiscal 1998 and unfavorable product mix of lower gross margin products in fiscal 1999. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on services revenues was 12% and 13% for the three and six month periods ended December 31, 1998 as compared to 16% and 15% for the same periods in the prior fiscal year. The decreases in gross margin for the three and six month periods was primarily due to increased revenues from certain contracts for value added services provided by subcontractors which carry low gross margins.

Research, Development and Engineering
-------------------------------------

Research, development and engineering expenses were $1,343,000 or 15% and $2,804,000 or 15% of net product revenues for the three and six month periods ended December 31, 1998, respectively, compared to $1,127,000 or 14% and $2,164,000 or 13% of net product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

Marketing and Selling
---------------------

Marketing and selling expenses were $2,684,000 or 14% and $5,146,000 or 13% of total revenues for the three and six month periods ended December 31, 1998, respectively, compared to $2,195,000 or 11% and $4,401,000 or 11% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to the increased staffing and expenses to promote the Company's products and services.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .


General and Administrative
--------------------------

General and administrative expenses were $1,639, 000 or 8% and $3,466,000 or 9% of total revenues for the three and six month periods ended December 31, 1998, respectively, compared to $2,134,000 or 11% and $4,518,000 or 12% of total revenues for the same periods in the prior fiscal year. The decrease in general and administrative expenses was primarily due to the decreased litigation costs related to certain lawsuits which have been resolved, cost savings related to the restructuring that occurred in the third quarter of fiscal 1998 and cost savings at both ANADAC and the Company. Litigation charges were $48,000 and $77,000 for the three and six month periods ended December 31, 1998 compared to $37,000 and $460,000 for the same periods in the prior fiscal year.

Other Income and Expense, net
-----------------------------

For the three and six month periods ended December 31, 1998, net other income was $25,000 and $55,000, respectively, compared to net other income of $58,000 and $102,000 for the same periods in the prior fiscal year.

Net Interest Expense
--------------------

Net interest expense was $99,000 and $230,000 for the three and six month periods ended December 31, 1998, respectively, compared to $61,000 and $82,000 for the same periods in the prior fiscal year. The difference was due to increased borrowings for working capital requirements under the Company's lines of credit during the three and six month periods ended December 31, 1998 compared to the same periods in the prior fiscal year.

During the three and six month periods ended December 31, 1998, the weighted average interest rate paid by Identix on borrowings under its line of credit (the "Identix Line of Credit") was 8.0%. and 8.3, respectively. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three and six month periods ended December 31, 1998 was 7.9% and 8.2%.

Income Taxes
------------

The provision for income taxes was $60,000 and $90,000 for the three and six months ended December 31, 1998, respectively, compared to $25,000 and $45,000 for the same periods in the prior fiscal year. The Company's tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. The Company is subject to certain alternative minimum tax requirements for which an estimate is made based on the Company's anticipated effective tax rate at the end of the fiscal year.

Equity Interest in Joint Venture, Net of Tax
--------------------------------------------

The equity interest in joint venture, net of tax, represents the Company's share of the results of SIFC. For the three and six month periods ended December 31, 1998, equity interest in joint venture, net of tax, was a loss of $85,000 and $159,000, respectively, compared to a loss of $29,000 for the three and six month periods in the prior fiscal year. The joint venture's operations commenced on October 1, 1997.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .


Liquidity and Capital Resources

The Company financed its operations during the three and six months ended December 31, 1998 primarily from its existing working capital at June 30, 1998 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of December 31, 1998, the Company's principal sources of liquidity consisted of $19,716,000 of working capital including $2,418,000 in cash and cash equivalents and available borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $10,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (8.25% at December 31, 1998). The line of credit expires on December 25, 1999. At December 31, 1998, $2,500,000 was outstanding and $5,029,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock. At December 31, 1998, the Company was in default on two of its bank line of credit covenants. The Company has obtained waivers of default from the bank for breaches of the covenants.

In February 1999, Identix provided Identicator Technology, Inc., with a standby letter of credit to secure a $1,500,000 bank line of credit. The letter of credit reduced the availability under Identix's line of credit by $1,500,000.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (7.75% at December 31, 1998). The line of credit expires on March 31, 2000. At December 31, 1998, $1,593,000 was outstanding and $4,407,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

The Company generated cash of $4,199,000 from operating activities during the six months ended December 31, 1998 primarily due to net income of $394,000, decreases in accounts receivable of $1,584,000, increases in accounts payable of $610,000 and increases in deferred revenue of $585,000. These sources of cash were partially offset by increases in prepaid expenses and other assets of $361,000. The decrease in accounts receivable was due primarily to a continued focus by the Company on working capital management. The increase in deferred revenue was due to the expanding installed base of TouchPrint 600 systems under maintenance agreements.

The Company used cash of $818,000 in investing activities for the six months ended December 31, 1998 for the purchase of plant and equipment of $557,000, capitalized software development costs of $161,000 and a further investment of $100,000 in SIFC.

Identix used cash of $1,716,000 for financing activities during the six months ended December 31, 1998. Financing activities consisted of net repayments of $2,756,000 against the Company's lines of credit, partially offset by the proceeds from exercises of stock options of $1,040,000.

Identix did not have any material capital expenditure commitments as of December 31, 1998.

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

Year 2000.

Identix has instituted a program to determine whether Identix has exposure to Year 2000 problems. Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives.

Identix's Year 2000 program consists of the following: (1) evaluation of Identix products; (2) development of solutions to Year 2000 issues for Identix products; (3) customer notification and support regarding Identix products; (4) evaluation and remediation of Identix's information technology infrastructure;
(5) assessment of Year 2000 compliance of third party providers of critical components and services; and (6) development of contingency plans to address Year 2000 issues. Identix's Year 2000 program is overseen by its Year 2000 Committee.

Identix has completed phases 1 and 2 of the Year 2000 program. In these phases, Identix performed an evaluation of its products to determine their Year 2000 readiness. To the extent that a Year 2000 issue was identified, Identix has developed solutions to remediate the Year 2000 issues. Identix is not taking remedial action for those products that will reach the end of their support life before the end of 1999.

Phase 3 consists of notifying customers of Year 2000 issues with Identix products and providing support to the customer's remediation efforts. Identix expects to have the notification process substantially completed by the quarter ended June 30, 1999. Identix's remediation support activities have commenced and are expected to continue at least through the quarter ended December 31, 1999. Identix's products are included in complex systems and the process undertaken by its customers to assess and remediate Year 2000 issues may be lengthy. For example, Identix has sold TouchPrint products that, at the request of the customers, use a two-digit value for the year. In this case, customer remediation is likely to require a change in the customer's workflow.

Phase 4 is expected to be completed in the quarter ended March 31, 1999.
Identix has identified certain internal software that requires updating in order to be Year 2000 complaint. As part of Identix's maintenance contract for that software, the vendor of that software has provided Identix with an upgrade that addresses the year 2000 problem.

Identix is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The purpose of phase 5 is to determine the Year 2000 readiness of suppliers of critical components and services. Identix has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. Identix is still in the process of collecting and evaluating responses. Identix will be able to better determine what actions may be necessary to address potential problems with key suppliers after it receives responses back from these suppliers. A failure of a key supplier to provide Identix with necessary components or services could result in a delay by Identix in providing products or services to its customers and have a severe negative impact on Identix's stock price or financial performance.

Identix has not yet undertaken phase 6, the development of contingency plans to address Year 2000 concerns. Identix plans to complete this in the second half of calendar 1999 to the extent that it identifies areas where there is a significant possibility that Year 2000 compliance will not be achieved.

Identix believes that its costs not borne by customers for its Year 2000 program will be less than $250,000, excluding costs associated with existing internal personnel. The costs of the program to date have been less than $25,000.
Identix has used existing personnel for the Year 2000 program and has no current plans to add staff specifically for this purpose. Identix has not separately tracked the internal costs associated with the Year 2000 program.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

The Year 2000 problem is pervasive and complex and there is a risk that Identix has not identified all of the Year 2000 issues that may affect it and that any remedial efforts it takes will not adequately address any potential Year 2000 problems. Identix's products are used in systems that perform a number of critical functions. For example, the biometric security products are used to verify individual identity in a number of high risk situations such as prisons and airports. The biometric security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Although Identix believes that it should not have liability for a system failure relating to the Year 2000, such a failure in these or other critical applications could potentially require Identix to expend substantial resources to assist in remediating the failure or result in litigation to ascertain liability or recover costs. Identix believes that this represents the most reasonably likely worst case scenario with respect to the Year 2000.

Identix has made forward-looking statements regarding its Year 2000 program. These statements include the expected completion schedule for various phases of the Year 2000 program, the costs to and liabilities of Identix associated with the Year 2000 and Identix's Year 2000 readiness. There are many factors that could cause actual events or results to differ materially from those stated in the forward-looking statements. These factors include the complexity associated with identifying Year 2000 problems, the inability to ascertain Year 2000 readiness and compliance of component and service suppliers, and the reaction of customers to Year 2000 issues. All of these factors make it impossible for Identix to ensure that it has identified all Year 2000 issues that may affect it or all costs or liabilities that it may be exposed to as a result of Year 2000 issues.

The information contained in this Form 10-Q related to the Year 2000 constitutes Year 2000 Readiness Disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act. That act does not limit liability under the securities laws.

RISK FACTORS


Our future operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from any forward-looking statements we make in this Report on Form 10-Q or in other reports, press releases or other statements issued from time to time.

Our revenues and operating results often vary significantly from quarter to quarter for a variety of reasons, including the timing of large orders, factors affecting government procurements and market factors. Usually, most of our revenues in a quarter come from a small number of large orders. Accordingly, revenues in a particular quarter depend on the timing and size of major orders. Also, most of our revenues come from the sale of products and services to government agencies. Government agencies are subject to political and budgetary constraints that may cause them to cancel or substantially delay their orders. Receipt of monies from government agencies may be substantially delayed due to political and budgetary processes or other scheduling delays relating to the contract or bidding process. In addition, our contracts with local government agencies may be contingent upon availability of matching funds from state or federal entities.

The following are some other reasons why our financial results may fluctuate from quarter to quarter:

        . reduced demand for products caused by a competitor's price reductions or introduction of new or enhanced products

        . changes in the mix of products and services we or our distributors sell

        . litigation costs

        . expenses related to acquisitions, including the acquisition of Identicator Technology which is currently in process

        . other one-time financial charges

        . the lack of availability or increase in cost of key components

        . economic downturns domestically or internationally.

We also may reduce prices or increase spending in response to competition or to pursue new market opportunities.

Further, the lead time for ordering parts and materials and our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

Our success is dependent on significant growth occurring in the biometrics market and acceptance of our products. All of our product revenues are derived from the sale and service of biometric and biometric-related products. These products represent a new approach to identity verification, which has only been used in limited applications to date. Biometric security products in particular have not gained widespread commercial acceptance and we cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market.

The expansion of the market for our products depends on a number of factors including:

        . the cost, performance and reliability of our products and products of competitors

        . customers' perception of the perceived benefits of these products

        . public perceptions of the intrusiveness of these products and the manner in which firms are using the fingerprint information collected

        . public perceptions regarding the confidentiality of private information

        . customers' satisfaction with our products

        . marketing efforts and publicity regarding these products.

Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products.

Our success depends on the development and expansion of markets for biometric products both domestically and internationally. Even if biometric markets develop, our products may not gain wide market acceptance.

We face intense competition from other biometric identification providers as well as traditional identification and security systems providers. A significant number of established and startup companies are developing and marketing software and hardware for fingerprint biometric security applications that could compete directly with our biometric security products. Some of these companies are developing semiconductor or optically-based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential
market for our products.   Our biometric security products also compete with
non-biometric technologies such as traditional key, card, surveillance systems and passwords.

Our biometric imaging products face intense competition from a limited number of competitors who are actively engaged in developing and marketing livescan products, including Digital Biometrics, Inc., Heimann Biometric Systems GmbH and Printrak International Inc.

We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing and research resources substantially greater than we do. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities.

In our services business we face substantial competition from professional services providers of all sizes in the government marketplace. Through our ANADAC subsidiary we are increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to us. If we are not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully.

We rely on marketing partners to distribute our products. A significant portion of our product revenues come from sales to marketing partners including OEMs, systems integrators, distributors and resellers. Some of these relationships are formalized in agreements; however, such agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that such marketing partners devote to their activities on our behalf. There is a risk that such parties may not actively promote our products or pursue installations which use our equipment.

We intend to continue to seek strategic relationships to distribute and sell our products. However, we may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

We derive a majority of our revenue from government contracts which are often non-standard, involve competitive bidding and may be subject to cancellation without penalty. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.

In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the contracts for which its products are bid or, if awarded, that substantial delays or cancellations of purchases may follow as a result of protests initiated by losing bidders.

During fiscal 1998, we derived approximately 89% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

During fiscal 1998, we derived approximately 68% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation between us and representatives of the government agencies. ANADAC has completed such an audit by the Defense Contract Audit Agency for the period from July 1, 1992 to June 30, 1995. We believe that the results of this audit will not result in a material adjustment of our financial statements, but there is a risk that significant adjustments could be required.

The success of our strategic plan to pursue sales in international markets may be limited by risks related to international trade and marketing. During fiscal 1998, we derived 18% of our net product revenues from international sales. We currently have offices overseas in Australia, Singapore, Brazil and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries. Our net product revenues attributable to international sales declined by 55% in the six months ended December 31, 1998 from the six months ended December 31, 1997, mainly due to a decline in sales resulting from economic instability in Asia.

In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations, including:

        . regional economic conditions

        . delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies, including "crime control" products and encryption technology

        . fluctuations in foreign currencies and the U.S. dollar

        . loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks

        . the overlap of different tax structures

        . seasonal reductions in business activity

        . risks of increases in taxes and other government fees

        . involuntary renegotiation of contracts with foreign governments.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws.

Our financial results and stock price from quarter to quarter may be adversely affected because we rely on large orders from a limited number of customers. While individual customers may vary from period to period, we depend upon large orders for a substantial portion of our total revenues. There is a risk that we may not be able to obtain large orders on a consistent basis. If we are unable to obtain sufficient large orders or are unable to collect receivables relating to a large order, it could have a severe negative impact on our financial results and stock price.

Our products often have a lengthy sales cycle while the customer evaluates and receives approvals for the purchase of our products or services. If after expending significant funds and effort we fail to receive an order, a severe negative impact on our financial results and stock price could result. It is difficult to predict accurately the sales cycle of any large order. If we do not ship one or more large orders as forecasted for a fiscal quarter, our total revenues and operating results for such quarter could be materially and adversely affected. In addition, even if we receive a large order, the order may be contingent upon availability of matching funds from state or federal entities or may be canceled or receipt of revenues may be substantially delayed due to political and budgetary processes.

We may encounter difficulties in acquiring and effectively integrating complementary assets and businesses. As part of our business strategy, we intend to acquire assets and businesses principally relating to or complementary to our current operations. In addition to the acquisition of Identicator Technology which is currently in process, we acquired two companies in fiscal 1996 and one in fiscal 1998. These and any other acquisitions will be accompanied by the risks commonly encountered in acquisitions of companies.
Such risks include, among other things:

        . potential exposure to unknown liabilities of acquired companies

        . higher than anticipated acquisition costs and expenses

        . effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition

        . the difficulty and expense of assimilating the operations and personnel of the companies

        . the potential disruption of our ongoing business

        . diversion of management time and attention

        . failure to maximize its financial and strategic position by the successful incorporation of acquired technology

        . the maintenance of uniform standards, controls, procedures and policies

        . loss of key employees and customers as a result of changes in management

        . the incurrence of amortization expenses

        . possible dilution to our stockholders.

In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

We may need to raise additional debt or equity financing in the next twelve months. As of December 31, 1998, we had $19,716,000 in working capital, which included $2,418,000 in cash and cash equivalents. In addition, we had $5,029,000 available under our bank line of credit, which expires in December 1999. ANADAC had $4,407,000 available under its bank line of credit, which expires in March 2000. We may need to raise additional debt or equity financing in the next 12 months if current sources of capital are not sufficient to finance our operations or if our lines of credit are not renewed or if we fail to obtain a waiver of any covenant breaches under these lines of credit. We may not be able to obtain additional equity or debt financing on terms that are not excessively dilutive to existing stockholders or more costly than existing sources of debt financing.

Loss of sole or limited source suppliers may result in delays or additional expenses. We obtain certain components for our products from a single source or a limited group of suppliers. We do not have long term agreements with any of our suppliers. We may experience delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

As a result, we may be required to incur additional development and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain such components within the time frames it requires at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market. As of December 31, 1998, Ascom USA Inc. beneficially owned approximately 19% of our outstanding common stock. This concentration of ownership may delay or prevent a change in control of Identix. Ascom deposited all of its shares of Identix common stock into a voting trust which expires in 2004. Ascom has preemptive rights with respect to issuances of Identix securities and registration rights with respect to the securities it holds. Ascom has requested registration of approximately 1,700,000 shares. If Ascom sells a significant number of its shares in the open market, our common stock price may be adversely affected. In addition, we may not be able to obtain additional financing on favorable terms in the future because of Ascom's preemptive rights and registration rights.

The biometrics industry is characterized by rapid technological change and evolving industry standards which could render existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the changing sophisticated needs of the marketplace. Material delays in introducing new products and enhancements or the failure to offer innovative products at competitive prices may cause customers to forego purchases of our products and purchase those of our competitors.

Our products are complex and may contain undetected or unresolved defects when sold or may not meet customers' performance criteria. Performance failure may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. The negative effects of any such failure could be exacerbated if such failure occurred in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

If a product fails to meet performance criteria, we may delay recognizing revenue associated with a product and face higher operating expenses during the period required to correct such defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

Our ability to compete effectively depends in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, copyright, trade secret and contract law to establish and protect our proprietary rights.

There is a risk that claims allowed on any patents held by us may not be broad enough to protect our technology. In addition, our patents may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide us with competitive advantages. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours.

There is a risk that we infringed or in the future will infringe patents owned by others, that we will need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us, and that such licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or to determine the scope and validity of other parties' proprietary rights. Such litigation could be costly and divert management's attention. An adverse outcome in any such litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to us and limitations on the scope or validity of our patents.

We also rely on trade secrets and proprietary know-how which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

If we fail to adequately manage growth of our business, it could have a severe negative impact on our financial results or stock price. We have experienced substantial growth in recent years and believe that in order to be successful we must continue to grow rapidly. In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage effectively any significant growth we experience.

Our success will depend upon our ability to retain our current senior management teams and key technical, marketing and sales personnel. Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

We are dependent on the services of Randall C. Fowler, President and CEO, James
P. Scullion, Executive Vice President and Chief Financial Officer, and Daniel F. Maase, Vice President, Biometric Imaging Division. Mr. Fowler, the founder of Identix, has approximately thirty years of experience in the biometrics industry and is considered one of the industry's pioneers. Mr. Scullion and Mr. Maase have a combined total of 20 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally and play a major role in the execution of our strategic plan. If we lose the services of key personnel, it could have a severe negative impact on our financial results and stock price.

We may experience unanticipated expenses and other problems related to Year 2000 issues. We have a program for evaluating and addressing risks related to the Year 2000 that is described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives. The Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that our remedial efforts do not adequately address identified Year 2000 problems. The failure to identify or remediate any Year 2000 problems could have a severe negative impact on our financial results and stock price.

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

IDENTIX INCORPORATED

PART II   OTHER INFORMATION

   Item 1.  Legal Proceedings

         ANADAC, Inc. is a named defendant in four related personal injury lawsuits pending in the Circuit Court of Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the Curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC had been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the four lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998. The aggregate amount of damages sought in these suits is $7,700,000. Approximately ten of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.

   Item 4.  Submission of Matters to a Vote of Security Holders

                (a) The Annual Meeting of Shareholders was held on October 29,
                    1998.
                (b) All Board of Directors nominees referenced in Item 2 (c)
                    below were elected at the Annual Meeting of Shareholders on October 29, 1998.
                (c) The matters voted upon and the results of the voting were as follows:
                    (1) The following seven persons were elected to the Board of
                        Directors:

                              Name                       Votes For          Votes Withheld
                              ----                       ---------          --------------
                        Randall C Fowler                 23,317,290              940,344
                        Patrick M Morton                 23,352,772              904,862
                        Randall Hawks, Jr.               23,341,622              916,012
                        Fred U Sutter                    23,347,802              909,832
                        Larry J Wells                    23,341,872              915,762
                        James P. Scullion                23,343,325              914,309
                        Charles W. Richion               23,327,805              929,829

                    (2) Change in the Company's state of incorporation from
                        California to Delaware through the merger of the Company into a newly formed Delaware corporation that is a wholly owned subsidiary of the Company. The number of shares voted in favor of the amendments was 14,308,162, the number of shares voted against was 902,190, and the number of shares that abstained was 154,409.

                    (3) Amendment to the Identix Incorporated Equity Incentive
                        Plan (the "Incentive Plan") was approved. The approved amendment increased the number of shares available for issuance under the Incentive Plan by 1,250,000 shares to a total of 3,000,000. The number of shares voted in favor of the amendment was 12,154,409, the number of shares voted against was 2,643,823, and the number of shares that abstained was 268,876.

                    (4) Adoption of the Identix Incorporated Employee Stock
                        Purchase Plan and the Identix Incorporated Foreign Subsidiary Employee Stock Purchase Plan. The number of shares voted in favor of adopting the plans was 13,383,031, the number of shares voted against was 924,727, and the number of shares that abstained was 215,278.

                    (5) Amendment to the Identix Incorporated Nonemployee
                        Directors Stock Option Plan to increase the number of shares available for issuance under that plan from 250,000 to 410,000 shares and to approve the other amendments to that plan described in the Proxy Statement. The number of shares voted in favor of the amendment was 12,501,598, the number of shares voted against was 1,747,026, and the number of shares that abstained was 274,413.

                    (6) The appointment of PricewaterhouseCoopers LLP as
                        independent accountants of the Company for the fiscal year ending June 30, 1999 was ratified. The number of shares voted in favor of the appointment was 23,979,119, the number of shares voted against was 147,388, and the number of shares that abstained was 131,127.


   Item 6.  Exhibits and Reports on Form 8-K.

                    (a) Exhibits

                        Exhibit
                        Number      Description

                        10.27 Amended and Restated Loan Agreement Between Identix Incorporated and Imperial Bank, dated December 25, 1998

                        10.28 February 1999 Amendment to Loan and Security Agreement Between ANADAC Incorporated and Crestar Bank, dated February 4, 1999

                        27.1        Financial Data Schedule

                    (b) During the three months ended December 31, 1998, the
                        Company filed one report on Form 8-K, dated December 16, 1998, to report the reincorporation of the Company from California to Delaware.

                              IDENTIX INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IDENTIX INCORPORATED




February 16, 1999                   BY:        /s/James P. Scullion
                                         -------------------------------------
                                         James P. Scullion
                                         Executive Vice President,
                                         Chief Financial Officer and Secretary