Form 10-K405/A
period 1998-06-30
IDENTIX INC
filed 1999-04-08
CIK 735780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 1

                               ----------------
(Mark one)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     For the transition period from  to  .

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Item 1.  BUSINESS......................................................    1

 Item 2.  PROPERTIES....................................................   21

 Item 3.  LEGAL PROCEEDINGS.............................................   22

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   22

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   24

 Item 6.  SELECTED FINANCIAL DATA.......................................   25

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   26

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   32

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   53

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   53

 Item 11. EXECUTIVE COMPENSATION........................................   53

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   53

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   53

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   54

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

  Identix had product backlog of $4,865,000 on June 30, 1998, all of which is scheduled to be shipped and recognized as revenue in the current fiscal year. Identix had product backlog of $2,558,000 on June 30, 1997 and $1,677,000 on June 30, 1996.

  ANADAC had services backlog of $139,316,000 on June 30, 1998, of which $19,280,000 is scheduled to be provided and recognized as revenue in the current fiscal year. ANADAC had services backlog of $44,450,000 on June 30, 1997 and $54,372,000 on June 30, 1996.

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

Supplemental Item. Executive Officers of the Registrant

  The executive officers of Identix, and their ages as of September 1, 1998, are as follows:

   Name                     Age                            Position
   ----                     ---                            --------
   Randall C. Fowler.......  59 President, Chief Executive Officer and Director

   Harrison N. Walther.....  61 President and Chief Executive Officer of ANADAC and Director

   James P. Scullion.......  42 Executive Vice President, Chief Financial Officer and Secretary

   Daniel F. Maase.........  54 Vice President, Biometric Imaging Division

   John Kirsten............  54 Vice President, Biometric Security Division

   Alan Schallop...........  57 Vice President, Worldwide Sales, Marketing and Customer Support

   Gary L. Cauble..........  47 Vice President, Manufacturing

   John Bruce-Smith........  41 Vice President, Finance

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

  The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                             High       Low
                                                             ----       ---
     Year ended June 30, 1998
     Fourth Quarter.........................................   8 9/16   5 5/8
     Third Quarter..........................................  10 1/2    8 1/2
     Second Quarter.........................................  11 5/8    9 5/16
     First Quarter..........................................  11 13/16  8 3/4
     Year ended June 30, 1997
     Fourth Quarter.........................................  11 1/4    7 7/16
     Third Quarter..........................................  12 3/4    8 3/8
     Second Quarter.........................................  10 3/4    7 1/4
     First Quarter..........................................  13 7/8    8 3/16

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

                                        Fiscal Year Ended June 30,
                                  --------------------------------------------
                                   1998   1997(1)  1996        1995     1994
                                  ------- ------- -------     -------  -------
                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues........................  $79,374 $52,543 $38,541     $27,014  $20,135
Net income (loss)...............      768     518  (3,441)(2)    (715)  (2,596)
Basic net income (loss) per
 share..........................     0.03    0.02   (0.15)      (0.04)   (0.14)
Diluted net income (loss) per
 share..........................     0.03    0.02   (0.15)      (0.04)   (0.14)
Weighted average common shares..   25,104  24,817  23,485      19,371   18,304
Weighted average common shares
 assuming dilution..............   25,669  25,586  23,485      19,371   18,304
Balance Sheet Data:
Cash and cash equivalents.......  $   753 $ 2,510 $   981     $ 3,842  $   799
Working capital.................   18,153  15,477  14,914       9,571    3,588
Total assets....................   42,012  32,440  27,107      18,104   10,593
Long-term debt and convertible
 debt...........................       --      --     127          --      500
Shareholders' equity............   22,910  20,898  19,472      12,274    5,751

----------
(1) Fiscal year 1997 has been adjusted for the acquisition of Biometric Applications and Technology, Inc., which was accounted for as a pooling of interests.

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

  The Company implemented a restructuring of the Biometric Security Division in February 1998. Management of the Biometric Security Division was transferred from Fingerscan in Australia to Identix. The following functions were transferred to personnel employed in the U.S. by the parent company: management control and responsibility for profitability; global sales and service; engineering; product development and manufacturing. The remaining operations of Fingerscan consist of a sales and service office for the Australian market. Management determined that the functional currency of Fingerscan had changed from the Australian to the U.S. dollar and that the above actions constituted a substantial liquidation of Fingerscan.

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

  The actual revenues from products acquired from Fingerscan based on the F3 and F4 technologies have been significantly less than the revenues estimated in determining the fair value of the in-process research and development acquired. In valuing the acquired in-process research and development, management of Fingerscan in 1996 estimated that F3 revenue for fiscal years 1997 through 2001 would be $160,000,000 and that F4 revenue for fiscal years 1998 through 2003 would be $45,000,000. The F3 technology was completed and incorporated into two products which were introduced toward the end of fiscal 1998. Currently forecasted revenue from F3 products is approximately $5,000,000. The F4 research and development project did not result in any discrete, identifiable product from which revenues are expected to be derived.

  In both projects, there were significant technical problems that took longer to overcome than originally expected. Further, the market demand for biometric security products based on these technologies has been smaller than originally expected due to the price of these products and a lack of market awareness.

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

  Reorganization and Other Non-Recurring Costs. Reorganization and other non-recurring costs were $717,000 for fiscal 1998. These costs consisted primarily of a $460,000 write-off of cumulative translation adjustment and, to a lesser extent, the write-off of deferred offering costs and severance costs relating to the streamlining of the Company's international operations.

  Interest and Other Income. For fiscal 1998, interest other income was $66,000 compared to interest other income of $232,000 for fiscal 1997. The decrease in interest and other income is primarily due to a foreign currency transaction loss of $202,000.

  Interest Expense. Interest expense was $239,000 for fiscal 1998, compared to $264,000 for fiscal 1997. The difference was due to lower levels of borrowings under the lines of credit.

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

  At the time of acquisition, the remaining research and development efforts required to complete the in-process research and development and to introduce products based upon resulting technologies included additional development of hardware and software by Fingerscan and outside contractors, predominantly integrated circuit manufacturers. The future research and development expense associated with the in-process products was estimated to be approximately $4,550,000 between 1996 and 2003.

  There were two significant technologies in-process at the time of acquisition. "F3" was expected to result in new products that were 1/20th the size and 1/10th the price of existing products. The second in-process technology, "F4," was expected to greatly enhance user access by eliminating the need for a smart card or access code and have far greater database scanning capabilities.

  Each project had a different likelihood of success. Identified risks for the F3 were significant remaining development issues, lack of working model or prototype and the high risk nature of the technology. Risks for the F4 included those for the F3 plus the risk that competitors would drive prices down quicker than anticipated, gaining market share before the F4 technology was viable in it targeted market. The discount factor applied to the future cash flows for these in-process technologies was 45% based on the independent assessment of the calculated weighted cost of capital and the risks associated with the in-process products.

  The valuation methodology used included an analysis and estimation of the fair market value and remaining economic life of both the core and in-process technologies on a going concern basis. The valuation of the business enterprise and the acquired in-process research and development were developed by discounting future net cash flows at a rate that reflected both the return requirements of the market and risks inherent in the investment.

  Interest and Other Income. Net interest and other income was $232,000 during fiscal 1997 compared to $460,000 during fiscal 1996. In fiscal 1997, interest and other income was primarily related to an export market development grant related to a subsidiary's export sales of $123,000 as compared to $27,000 in fiscal 1996. In fiscal 1996, interest and other income also included the proceeds from a licensing agreement related to one of the Company's trademarks of $249,000.

  Interest Expense. Interest expense of $264,000 was incurred by the Company during fiscal 1997 compared to interest expense of $164,000 for fiscal 1996. The difference was due to increased borrowings against the Identix Line of Credit.

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

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Financial Statements:
 Report of Independent Accountants.......................................  35
 Consolidated Balance Sheets as of June 30, 1998 and 1997................  36
 Consolidated Statements of Operations for the years ended June 30, 1998,
  1997 and 1996..........................................................  37
 Consolidated Statements of Shareholders' Equity for the years ended June
  30, 1998, 1997 and 1996................................................  38
 Consolidated Statements of Cash Flows for the years ended June 30, 1998,
  1997 and 1996..........................................................  39
 Notes to Consolidated Financial Statements..............................  40
Financial Statement Schedules:
 Schedule II Valuation and Qualifying Accounts and Reserves for the years ended June 30, 1998, 1997 and 1996.....................................  58

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

PricewaterhouseCoopers LLP

San Jose, California
July 28, 1998

                              IDENTIX INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            June 30,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
Current assets:
  Cash and cash equivalents........................ $    753,000  $  2,510,000
  Accounts receivable, less allowance for doubtful
   accounts of $866,000 and $625,000...............   28,576,000    18,737,000
  Inventories......................................    7,163,000     5,295,000
  Prepaid expenses and other assets................      586,000       323,000
                                                    ------------  ------------
    Total current assets...........................   37,078,000    26,865,000
Property and equipment, net........................    2,105,000     2,567,000
Intangibles and other assets.......................    2,768,000     3,008,000
Investment in joint venture........................       61,000            --
                                                    ------------  ------------
    Total assets................................... $ 42,012,000  $ 32,440,000
                                                    ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks........................... $  6,849,000  $  1,919,000
  Accounts payable.................................    8,428,000     6,314,000
  Accrued compensation.............................    1,837,000     1,515,000
  Other accrued liabilities........................      574,000     1,079,000
  Deferred revenue.................................    1,237,000       561,000
                                                    ------------  ------------
    Total current liabilities......................   18,925,000    11,388,000
Deferred revenue...................................       88,000        65,000
Other liabilities..................................       89,000        89,000
                                                    ------------  ------------
    Total liabilities..............................   19,102,000    11,542,000
                                                    ------------  ------------

Commitments and contingencies (Notes 9 and 10)

Shareholders' equity:
  Common stock, no par value; 50,000,000 shares
   authorized; 25,255,577 and 24,942,778 shares
   issued and outstanding..........................   52,527,000    51,283,000
  Accumulated deficit..............................  (29,436,000)  (30,204,000)
  Cumulative translation adjustment................     (181,000)     (181,000)
                                                    ------------  ------------
    Total shareholders' equity.....................   22,910,000    20,898,000
                                                    ------------  ------------
    Total liabilities and shareholders' equity..... $ 42,012,000  $ 32,440,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Fiscal year ended June 30,
                                            -------------------------------------
                                               1998         1997         1996
                                            -----------  -----------  -----------
Revenues:
 Net product revenues.....................  $34,720,000  $26,652,000  $16,565,000
 Fingerprinting services revenues.........    1,078,000           --           --
 Services revenues........................   43,576,000   25,891,000   21,976,000
                                            -----------  -----------  -----------
    Total revenues........................   79,374,000   52,543,000   38,541,000
                                            -----------  -----------  -----------
Costs and expenses:
 Cost of product revenues.................   16,887,000   13,359,000    8,722,000
 Cost of fingerprinting services
  revenues................................    1,028,000           --           --
 Cost of services revenues................   37,477,000   20,633,000   17,958,000
 Research, development and engineering....    4,572,000    2,754,000    1,486,000
 Marketing and selling....................    9,107,000    8,076,000    4,958,000
 General and administrative...............    8,474,000    7,171,000    4,431,000
 Reorganization and other non-recurring
  costs...................................      717,000           --           --
 Write-off of acquired in-process
  research and development................           --           --    4,723,000
                                            -----------  -----------  -----------
    Total costs and expenses..............   78,262,000   51,993,000   42,278,000
                                            -----------  -----------  -----------
Income (loss) from operations.............    1,112,000      550,000   (3,737,000)
Interest and other income (expense), net..       66,000      232,000      460,000
Interest expense..........................     (239,000)    (264,000)    (164,000)
                                            -----------  -----------  -----------
Income (loss) before equity interest in
 joint venture............................      939,000      518,000   (3,441,000)
Equity interest in joint venture..........     (171,000)          --           --
                                            -----------  -----------  -----------
Net income (loss).........................  $   768,000  $   518,000  $(3,441,000)
                                            ===========  ===========  ===========
Basic net income (loss) per share.........  $      0.03  $      0.02  $     (0.15)
                                            ===========  ===========  ===========
Diluted net income (loss) per share.......  $      0.03  $      0.02  $     (0.15)
                                            ===========  ===========  ===========
Weighted average common shares............   25,104,000   24,817,000   23,485,000
Weighted average common shares assuming
 dilution.................................   25,669,000   25,586,000   23,485,000


  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Common Stock
                          ---------------------- Accumulated      Cumulative
                            Shares     Amount      Deficit     Translation Adj.    Total
                          ---------- ----------- ------------  ---------------- -----------
Balance June 30, 1995...  21,520,879 $39,437,000 $(27,163,000)    $      --     $12,274,000
Sale of common stock
 under stock option
 plans..................     679,724   1,569,000                                  1,569,000
Sale of common stock
 under warrant
 exercise...............   1,295,885   3,559,000                                  3,559,000
Issuance of common stock
 related to acquisition
 of Fingerscan Pty
 Limited................     668,976   5,459,000                                  5,459,000
Issuance of common stock
 related to acquisition
 of Innovative Archival
 Solutions, Inc. .......     155,000                   70,000                        70,000
Cumulative translation
 adjustment.............                                            (18,000)        (18,000)
Net loss................                           (3,441,000)                   (3,441,000)
                          ---------- ----------- ------------     ---------     -----------
Balance June 30, 1996...  24,320,464  50,024,000  (30,534,000)      (18,000)     19,472,000
Sale of common stock
 under stock option
 plans..................      66,739     190,000                                    190,000
Sale of common stock
 under warrant
 exercise...............     105,575     332,000                                    332,000
Cumulative translation
 adjustment.............                                           (163,000)       (163,000)
Issuance of common stock
 related to acquisition
 of
 Biometric Applications
 and Technology, Inc. ..     450,000     737,000     (188,000)                      549,000
Net income..............                              518,000                       518,000
                          ---------- ----------- ------------     ---------     -----------
Balance June 30, 1997...  24,942,778  51,283,000  (30,204,000)     (181,000)     20,898,000
Sale of common stock
 under stock option
 plans..................     287,799   1,191,000                                  1,191,000
Sale of common stock
 under warrant
 exercise...............      25,000      53,000                                     53,000
Net income..............                              768,000                       768,000
                          ---------- ----------- ------------     ---------     -----------
Balance June 30, 1998...  25,255,577 $52,527,000 $(29,436,000)    $(181,000)    $22,910,000
                          ========== =========== ============     =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Fiscal year ended June 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents:
 Net income (loss)...................  $    768,000  $    518,000  $ (3,441,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by or
  used for operating activities:
  Depreciation.......................     1,345,000     1,116,000     1,045,000
  Amortization of intangibles........       871,000       814,000       492,000
  Amortization of deferred revenue...    (2,127,000)     (937,000)     (408,000)
  Write-off of acquired in-process
   research
   and development...................            --            --     4,723,000
 Changes in assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable................    (9,839,000)   (2,406,000)   (7,966,000)
  Inventories........................    (1,868,000)     (831,000)   (1,719,000)
  Prepaid expenses and other assets..      (263,000)      (57,000)      253,000
  Accounts payable...................     2,114,000     3,005,000     1,484,000
  Accrued compensation...............       322,000       279,000       169,000
  Other accrued liabilities..........      (505,000)      424,000      (299,000)
  Deferred revenue...................     2,826,000     1,014,000       437,000
                                       ------------  ------------  ------------
 Net cash provided by (used for)
  operating activities...............    (6,356,000)    2,939,000    (5,230,000)
                                       ------------  ------------  ------------
Cash flows used in investing
 activities:
 Capital expenditures................      (883,000)   (1,379,000)   (1,951,000)
 Investment in joint venture.........       (61,000)           --            --
 Additions to intangibles and other
  assets.............................      (631,000)     (975,000)     (898,000)
 Cash received in acquisitions.......            --         6,000       180,000
                                       ------------  ------------  ------------
 Net cash used in investing
  activities.........................    (1,575,000)   (2,348,000)   (2,669,000)
                                       ------------  ------------  ------------
Cash flows provided by financing
 activities:
 Borrowings under bank lines of
  credit.............................    20,150,000    16,530,000    14,361,000
 Payments under bank lines of
  credit.............................   (15,220,000)  (16,457,000)  (14,666,000)
 Borrowings under long-term note.....            --            --       318,000
 Principal payments on long-term
  note...............................            --      (233,000)      (85,000)
 Proceeds from sale of common stock
  and warrants, net..................     1,244,000       522,000     5,128,000
 Capital contribution................            --       737,000            --
 Other, net..........................            --         2,000            --
                                       ------------  ------------  ------------
 Net cash provided by financing
  activities.........................     6,174,000     1,101,000     5,056,000
                                       ------------  ------------  ------------
Effect of exchange rate changes on
 cash and cash equivalents...........            --      (163,000)      (18,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    (1,757,000)    1,529,000    (2,861,000)
Cash and cash equivalents at
 beginning of year...................     2,510,000       981,000     3,842,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $    753,000  $  2,510,000  $    981,000
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
Cash paid during the year for
 interest............................  $    291,000  $    206,000  $    172,000

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

Foreign Currency Translation

  The Company's foreign subsidiary used the local currency as the functional currency until March 31, 1998. Since then, the functional currency has been the US dollar. Accordingly, assets and liabilities were translated at the exchange rate in effect at that date and revenue and expenses since then are recorded in US dollars at current exchange rates. Foreign currency transaction losses included in interest and other income were $202,000 in fiscal 1998. Such amounts were not material in fiscal 1997 and fiscal 1996.

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

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the periods presented below:

                                                 Years Ended June 30,
                                          -----------------------------------
                                             1998        1997        1996
                                          ----------- ----------- -----------
   Net income (loss) (Numerator)......... $   768,000 $   518,000 $(3,441,000)
                                          =========== =========== ===========
   Weighted average common stock
    outstanding (Denominator)............  25,104,000  24,817,000  23,485,000
   Dilutive effect of stock options and
    warrants.............................     565,000     769,000          --
                                          ----------- ----------- -----------
   Weighted average common stock
    outstanding assuming dilution
    (Denominator)........................  25,669,000  25,586,000  23,485,000
                                          =========== =========== ===========
   Basic net income (loss) per share..... $      0.03 $      0.02 $     (0.15)
                                          =========== =========== ===========
   Diluted net income (loss) per share... $      0.03 $      0.02 $     (0.15)
                                          =========== =========== ===========

  Options to purchase 934,287 and 560,322 shares of common stock at weighted average exercise prices of $10.21 and $11.09 per share were outstanding at June 30, 1998 and June 30, 1997, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive.

  Shares held by the Company's employee stock ownership plan are treated as outstanding for purposes of computing earnings per share.

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

                             IDENTIX INCORPORATED

  Separate net revenues, net income (loss) and related per share amounts of the combined entities for the year ended June 30, 1997 are presented in the following table:

                                                Identix     BA&T      Combined
                                              ----------- ---------  -----------
     Net revenues............................ $52,390,000 $ 153,000  $52,543,000
     Net income (loss)....................... $ 1,250,000 $(732,000) $   518,000
     Net income per share
      Basic..................................                        $      0.02
      Diluted................................                        $      0.02

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

                             IDENTIX INCORPORATED

                                                               Fiscal year ended
                                                                 June 30, 1996
                                                               -----------------
     Net revenues.............................................    $39,883,000
     Net income...............................................    $   966,000
     Net income per share
      Basic...................................................    $      0.04
      Diluted.................................................    $      0.04

  The Company implemented a restructuring of the Biometric Security Division in February 1998. Management of the Biometric Security Division was transferred from Fingerscan in Australia to Identix. The following functions were transferred from Fingerscan in Australia to personnel employed in the U.S. by the parent company:

  . Management control and responsibility for profitability

  . Global sales and service

  . Engineering and product development

  . Manufacturing

  The remaining operations of Fingerscan consist of a sales and service office for the Australian Biometric Security market. Management determined that the functional currency of Fingerscan had changed from the Australian to the U.S. dollar and that the above actions constituted a substantial liquidation of Fingerscan. Accordingly, $460,000 of cumulative translation adjustment was charged to income during fiscal 1998.

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

  Separate net revenues, net income (loss) and related per share amounts of the combined entities, after adjustments for transactions between the two entities, for the year ended June 30, 1996 are presented in the following table:

                                  Identix       IAS     Adjustments  Combined
                                -----------  ---------- ----------- -----------
Net revenues................... $37,208,000  $2,194,000  $(861,000) $38,541,000
Net income (loss).............. $(3,557,000) $  256,000  $(140,000) $(3,441,000)
Net loss per share
 Basic.........................                                     $     (0.15)
 Diluted.......................                                     $     (0.15)

                             IDENTIX INCORPORATED

NOTE 3 -- BALANCE SHEET DETAIL

                                                              June 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Accounts receivable:
Commercial and other.................................. $16,655,000  $11,914,000
United States Government:
Billed................................................  10,350,000    5,277,000
Unbilled..............................................   2,062,000    1,730,000
Employee receivables..................................     375,000      441,000
Less: allowance for doubtful accounts.................    (866,000)    (625,000)
                                                       -----------  -----------
                                                       $28,576,000  $18,737,000
                                                       ===========  ===========
Inventories:
Purchased parts and materials......................... $ 3,518,000  $ 3,027,000
Work-in-process.......................................     906,000    1,076,000
Finished goods, including spares......................   2,739,000    1,192,000
                                                       -----------  -----------
                                                       $ 7,163,000  $ 5,295,000
                                                       ===========  ===========
Property and equipment:
Manufacturing, test and office equipment.............. $ 5,356,000  $ 5,326,000
Furniture and fixtures................................   1,205,000    1,194,000
Leasehold improvements................................     149,000      127,000
                                                       -----------  -----------
                                                         6,710,000    6,647,000
Less: accumulated depreciation and amortization.......  (4,605,000)  (4,080,000)
                                                       -----------  -----------
                                                       $ 2,105,000  $ 2,567,000
                                                       ===========  ===========
Intangibles and other assets:
Goodwill and deferred acquisition costs............... $ 1,298,000  $ 1,370,000
Purchased technology..................................   1,334,000    1,334,000
Capitalized software costs............................   3,099,000    2,367,000
Less: accumulated amortization........................  (3,302,000)  (2,516,000)
                                                       -----------  -----------
                                                         2,429,000    2,555,000
Other assets..........................................     339,000      453,000
                                                       -----------  -----------
                                                       $ 2,768,000  $ 3,008,000
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

                             IDENTIX INCORPORATED

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

                             IDENTIX INCORPORATED

  The following table summarizes the Company's stock option activity and related information for the past three years:

                                Shares Available Optioned Shares   Weighted
                                   for Grant       Outstanding   Average Price
                                ---------------- --------------- -------------
Balance June 30, 1995..........        47,006       1,454,904       $ 2.48
Shares reserved upon adoption
 of the 1995 Plan..............     1,000,000              --
Shares reserved upon adoption
 of the Directors Plan.........       250,000              --
Options Granted................      (730,000)        730,000       $ 9.28
Options Exercised..............            --        (679,724)      $ 2.28
Options Canceled...............        29,291         (29,291)      $ 5.93
Options Canceled and Expired...                        (8,000)      $ 2.75
                                   ----------      ----------
Balance June 30, 1996..........       596,297       1,467,889       $ 5.85

Shares reserved upon adoption
 of amendment to 1995 Plan.....       250,000              --
Options Granted................      (933,350)        933,350       $ 9.31
Options Exercised..............            --         (66,739)      $ 2.73
Options Canceled...............       260,534        (260,534)      $10.55
Options Canceled and Expired...                          (150)      $ 4.00
                                   ----------      ----------
Balance as of June 30, 1997....       173,481       2,073,816       $ 6.90
Shares reserved upon adoption
 of amendment to 1995 Plan.....       500,000              --
Options Granted................    (1,672,633)      1,672,633       $ 8.26
Options Exercised..............            --        (287,799)      $ 4.14
Options Canceled...............     1,167,256      (1,167,256)      $ 9.74
Options Canceled and Expired...                          (133)      $ 2.50
                                   ----------      ----------
Balance as of June 30, 1998....       168,104       2,291,261       $ 6.59
                                   ----------      ----------

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

  The following table summarizes significant option groups outstanding at June 30, 1998 and related weighted average prices and lives as follows:

                             Options Outstanding                Options Exercisable
                --------------------------------------------- ------------------------
                                                              Number
   Range of       Number    Weighted Average Weighted Average   of    Weighted Average
Exercise Price  Outstanding  Remaining Life   Exercise Price  Shares   Exercise Price
--------------  ----------- ---------------- ---------------- ------- ----------------
$1.33 - $ 3.00     305,138        4.66            $2.42       287,570      $2.40
$3.19 - $ 5.31     171,958        5.61             3.26       167,026       3.24
$6.00 - $ 7.81   1,732,449        8.61             7.48       929,098       7.44
$9.88 - $12.25      81,716        8.81            10.46        56,716      10.72

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

                                                                Fiscal Year
                                                               Ended June 30,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
     Stock Options:
      Expected life (years)...................................    4     4     4
      Risk free interest rate................................. 5.53% 6.32% 5.85%
      Volatility..............................................   53%   60%   60%
      Dividend yield..........................................   --    --    --

  Had compensation expense for the Company's stock-based compensation plans been determined based on the methods prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share for the years ended June 30, 1998, 1997 and 1996 would have been as follows:

                                              Fiscal Year Ended June 30,
                                           -----------------------------------
                                              1998        1997        1996
                                           -----------  ---------  -----------
     Net income (loss):
      As reported......................... $   768,000  $ 518,000  $(3,441,000)
      Pro forma........................... $(1,701,000) $(893,000) $(3,813,000)
     Net income (loss) per share:
      As reported
       Basic.............................. $      0.03  $    0.02  $     (0.15)
       Diluted............................ $      0.03  $    0.02  $     (0.15)
      Pro forma
       Basic.............................. $     (0.07) $   (0.04) $     (0.16)
       Diluted............................ $     (0.07) $   (0.04) $     (0.16)

Employee Stock Ownership Plan

  The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the ESOP made by the Company. The Company's expense for ESOP was $188,000 in fiscal 1998, $158,000 in fiscal 1997 and $183,000 in fiscal 1996. A total of 303,909 and 360,427 allocated shares of common stock were held by the ESOP at June 30, 1998 and 1997, respectively.

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

                             IDENTIX INCORPORATED

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

NOTE 7 -- INCOME TAXES

  The following is a reconciliation between statutory federal income taxes and the provision for income taxes:

                                              Fiscal Year Ended June 30,
                                            ---------------------------------
                                              1998       1997        1996
                                            ---------  ---------  -----------
     Tax expense (benefit) at statutory
      rate................................. $ 261,000  $ 438,000  $(1,204,000)
     State taxes net of federal benefit....    33,000     80,000           --
     Release of valuation allowance........  (360,000)  (578,000)          --
     Benefit of operating losses not
      recognized...........................        --         --    1,174,000
     Other.................................    66,000     60,000       30,000
                                            ---------  ---------  -----------
                                            $      --  $      --  $        --
                                            =========  =========  ===========

                             IDENTIX INCORPORATED

  Deferred tax assets (liabilities) comprise the following:

                                                            June 30,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
   Loss and credit carryforwards.................... $ 8,440,000  $ 9,200,000
   Depreciation and amortization....................      80,000       80,000
   Inventory reserves and basis differences.........     360,000      222,000
   Compensation accruals............................     340,000      244,000
   Accounts receivable and sales reserves...........     336,000      237,000
   Other............................................     384,000      280,000
                                                     -----------  -----------
   Gross deferred tax assets........................   9,940,000   10,263,000
                                                     -----------  -----------
   Unbilled accounts receivable.....................    (908,000)  (1,014,000)
   Capitalized software.............................    (492,000)    (535,000)
   Other............................................    (284,000)    (283,000)
                                                     -----------  -----------
   Gross deferred tax liabilities...................  (1,684,000)  (1,832,000)
                                                     -----------  -----------
   Net deferred tax asset before valuation
    allowance.......................................   8,256,000    8,431,000
   Deferred tax asset valuation allowance...........  (8,256,000)  (8,431,000)
                                                     -----------  -----------
       Total net deferred tax asset................. $        --  $        --
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

                             IDENTIX INCORPORATED

                                                       Fiscal year ended June
                                                                 30,
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
Net revenues from unaffiliated customers:
 North America........................................ $73,024,000  $43,305,000
 Asia-Pacific.........................................   3,344,000    9,238,000
 Europe, Middle East, Africa..........................   3,006,000           --
                                                       -----------  -----------
                                                       $79,374,000  $52,543,000
                                                       -----------  -----------
Operating results:
 North America........................................ $ 4,482,000  $ 2,262,000
 Asia-Pacific.........................................  (1,763,000)      30,000
 Europe, Middle East, Africa..........................     229,000           --
 General Corporate Expenses...........................  (2,180,000)  (1,774,000)
                                                       -----------  -----------
                                                         $ 768,000  $   518,000
                                                       -----------  -----------
Identifiable assets:
 North America........................................ $40,025,000  $27,079,000
 Asia-Pacific.........................................   1,312,000    5,361,000
 Europe, Middle East, Africa..........................     675,000           --
                                                       -----------  -----------
                                                       $42,012,000  $32,440,000
                                                       -----------  -----------

  Intercompany transfers are at prices sufficient to recover a reasonable profit. These transfers are eliminated in the consolidated financial statements. Intercompany transfers of products from North America to other regions were $1,991,000 and $3,814,000 for fiscal 1998 and 1997, respectively.

  As a result of the substantial liquidation of the Company's Australian subsidiary in the quarter ended March 31, 1998, assets of the foreign operations were transferred to the United States in satisfaction of a portion of intercompany borrowings.

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

  Future minimum lease payments for operating leases are as follows:

       Year ending June 30,
       1999.......................................................... $1,669,000
       2000..........................................................  1,508,000
       2001..........................................................  1,034,000
       2002..........................................................     32,000
       Thereafter....................................................     25,000
                                                                      ----------
           Total..................................................... $4,268,000
                                                                      ==========

                             IDENTIX INCORPORATED

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

  (a)2 Financial Statement Schedules.

    Schedule II -- Valuation and Qualifying Accounts and Reserves

  (a)3 Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1(2)  Registrant's Amended and Restated Articles of Incorporation, as
          amended
  3.2(2)  Registrant's Bylaws, as amended
 10.1(3)  Lease Agreement dated June 15, 1988, between Identix and Santa Clara
          Property Associates
 10.2(1)  Identix's 1983 Incentive Stock Option Plan and forms of Incentive
          Stock Option Agreement and Non-Statutory Stock Option Agreement
 10.3(2)  Stock Option Agreement dated March 13, 1989 between Identix and Ascom
          Hasler AG, as amended by Amendment Number 1 thereto dated April 20,
          1989 and Amendment Number 2 thereto dated August 8, 1989
 10.4(4)  Stock Purchase Agreement dated July 24, 1990 between Identix and
          Ascom Hasler AG
 10.5(5)  Stock Purchase Agreement and Amendment Number 3 to Stock Option
          Agreement dated December 14, 1990 between Identix and Ascom Hasler AG
 10.6(6)  Loan Agreement and Amendment Number 4 to Stock Option Agreement dated
          December 12, 1991 between Identix and Ascom Hasler AG
 10.7(2)  Registrant's 1992 Employee Stock Option Plan and forms of Incentive
          Stock Option Agreement and Nonqualified Stock Option Agreement
 10.8(2)  Loan Agreement dated October 30, 1992 between Identix and Ascom
          Hasler AG
 10.9(2)  Loan and Security Agreement dated January 9, 1991 among Crestar Bank,
          Defense Systems Concepts, Inc. and ANADAC, as amended August 5, 1992 and October 23, 1992
 10.10(2) ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock
          Option Agreement and Nonstatutory Stock Option Agreement
 10.11(7) Voting Trust Agreement with Respect to Capital Stock of Identix
          Incorporated among Identix Incorporated, the Voting Trustee, and
          Ascom Holding Inc. dated as of September 2, 1994
 10.12(7) Amendment No. 5 to Stock Option Agreement among Identix Incorporated,
          Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of September 2,
          1994
 10.13(7) Amendment to Registration Rights Agreement among Identix
          Incorporated, Ascom Hasler, Ltd., and Ascom Holding Inc. dated as of
          September 2, 1994
 10.14(8) Office Building Lease dated May 18, 1995, between ANADAC, Inc. and
          Charles Smith Management, Inc.
 10.15(9) Office Building Lease dated April 1, 1995 between ANADAC, Inc., and
          U.S. AIR, Inc.
 10.16(9) Office Building Lease dated July 27, 1995 between ANADAC, Inc., and
          Third Gould Limited Liability Company
 10.17(9) Identix's 1995 Equity Incentive Plan

 Exhibit
 Number                                 Description
 -------                                -----------
 10.18(9)  Identix's 1995 Nonemployee Directors Stock Option Plan
 10.19(9)  Letter Agreement dated July 28, 1995 between Identix and Ascom
           Holding Inc.
 10.20(10) AEGIS Combat Ship Building Contract Program
 10.21(11) The Fourth Amendment dated February 9, 1996 to Lease Agreement dated
           June 15, 1988 for the Company's corporate offices and manufacturing facility
 10.22(12) December 1996 Amendment to Loan and Security Agreement between
           ANADAC, a wholly owned subsidiary of the Company, and Crester Bank dated December 2, 1996
 10.23(12) Amended and Restated Revolving Note Agreement between ANADAC, a wholly owned subsidiary of the Company, and Crestar Bank dated
           December 2, 1996
 10.24(13) Security and Loan Agreement dated August 29, 1997 between the
           Company and Imperial Bank
 23.1*     Consent of PricewaterhouseCoopers LLP, Independent Accountants
 24.1*     Power of Attorney
 27.1*     Financial Data Schedule

----------
   * Previously filed as an Exhibit to the Annual Report on Form 10-K filed on September 16, 1998.

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

                              IDENTIX INCORPORATED

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   Balance
                                     at     Additions
                                  Beginning Charged to             Balance at
Description                       of Period  Expense   Deductions End of Period
-----------                       --------- ---------- ---------- -------------
Inventory Reserve:
Year ended June 30, 1996......... $242,000   $177,000   $ 75,000    $344,000
Year ended June 30, 1997......... $344,000   $284,000   $ 65,000    $563,000
Year ended June 30, 1998......... $563,000   $338,000   $ 35,000    $866,000

Allowance for Doubtful Accounts:
Year ended June 30, 1996......... $347,000   $238,000   $ 97,000    $488,000
Year ended June 30, 1997......... $488,000   $500,000   $363,000    $625,000
Year ended June 30, 1998......... $625,000   $862,000   $621,000    $866,000

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 8th day of April, 1999.

                                          IDENTIX INCORPORATED

                                                   /s/ James P. Scullion,
                                          By: _________________________________
                                                     James P. Scullion,
                                              Executive Vice President, Chief
                                              Financial Officer and Secretary