Form 10-K405/A
period 1998-06-30
IDENTIX INC
filed 1999-04-19
CIK 735780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-K/A
                                Amendment No. 2

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Item 1.  BUSINESS......................................................    1

 Item 2.  PROPERTIES....................................................   22

 Item 3.  LEGAL PROCEEDINGS.............................................   23

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   23

 Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................   25

 Item 6.  SELECTED FINANCIAL DATA.......................................   26

 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   27

 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   34

 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   55

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   55

 Item 11. EXECUTIVE COMPENSATION........................................   55

 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   55

 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   55

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   56

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

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Fiscal year ended June 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents:
 Net income (loss)...................  $    768,000  $    518,000  $ (3,441,000)
 Adjustments to reconcile net income
  (loss) to net cash provided by or
  used for operating activities:
  Depreciation.......................     1,345,000     1,116,000     1,045,000
  Amortization of intangibles........       871,000       814,000       492,000
  Amortization of deferred revenue...    (2,127,000)     (937,000)     (408,000)
  Write-off of acquired in-process
   research
   and development...................            --            --     4,723,000
  Increase in inventory reserve......       338,000       284,000       177,000
 Changes in assets and liabilities,
  net of effects of acquisitions:
  Accounts receivable................    (9,839,000)   (2,406,000)   (7,966,000)
  Inventories........................    (2,206,000)   (1,115,000)   (1,896,000)
  Prepaid expenses and other assets..      (263,000)      (57,000)      253,000
  Accounts payable...................     2,114,000     3,005,000     1,484,000
  Accrued compensation...............       322,000       279,000       169,000
  Other accrued liabilities..........      (505,000)      424,000      (299,000)
  Deferred revenue...................     2,826,000     1,014,000       437,000
                                       ------------  ------------  ------------
 Net cash provided by (used for)
  operating activities...............    (6,356,000)    2,939,000    (5,230,000)
                                       ------------  ------------  ------------
Cash flows used in investing
 activities:
 Capital expenditures................      (883,000)   (1,379,000)   (1,951,000)
 Investment in joint venture.........       (61,000)           --            --
 Additions to intangibles and other
  assets.............................      (631,000)     (975,000)     (898,000)
 Cash received in acquisitions.......            --         6,000       180,000
                                       ------------  ------------  ------------
 Net cash used in investing
  activities.........................    (1,575,000)   (2,348,000)   (2,669,000)
                                       ------------  ------------  ------------
Cash flows provided by financing
 activities:
 Borrowings under bank lines of
  credit.............................    20,150,000    16,530,000    14,361,000
 Payments under bank lines of
  credit.............................   (15,220,000)  (16,457,000)  (14,666,000)
 Borrowings under long-term note.....            --            --       318,000
 Principal payments on long-term
  note...............................            --      (233,000)      (85,000)
 Proceeds from sale of common stock
  and warrants, net..................     1,244,000       522,000     5,128,000
 Capital contribution................            --       737,000            --
 Other, net..........................            --         2,000            --
                                       ------------  ------------  ------------
 Net cash provided by financing
  activities.........................     6,174,000     1,101,000     5,056,000
                                       ------------  ------------  ------------
Effect of exchange rate changes on
 cash and cash equivalents...........            --      (163,000)      (18,000)
                                       ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents....................    (1,757,000)    1,529,000    (2,861,000)
Cash and cash equivalents at
 beginning of year...................     2,510,000       981,000     3,842,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $    753,000  $  2,510,000  $    981,000
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information:
Cash paid during the year for
 interest............................  $    291,000  $    206,000  $    172,000

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

                             IDENTIX INCORPORATED

Inventories

  Inventories are stated at the lower of cost (determined on the first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified.

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
 10.18(9)  Identix's 1995 Nonemployee Directors Stock Option Plan
 10.19(9)  Letter Agreement dated July 28, 1995 between Identix and Ascom
           Holding Inc.
 10.20(10) AEGIS Combat Ship Building Contract Program
 10.21(11) The Fourth Amendment dated February 9, 1996 to Lease Agreement dated
           June 15, 1988 for the Company's corporate offices and manufacturing facility
 10.22(12) December 1996 Amendment to Loan and Security Agreement between
           ANADAC, a wholly owned subsidiary of the Company, and Crester Bank dated December 2, 1996
 10.23(12) Amended and Restated Revolving Note Agreement between ANADAC, a wholly owned subsidiary of the Company, and Crestar Bank dated
           December 2, 1996
 10.24(13) Security and Loan Agreement dated August 29, 1997 between the
           Company and Imperial Bank
 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants
 24.1*     Power of Attorney
 27.1*     Financial Data Schedule

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 16th day of April, 1999.

                                          IDENTIX INCORPORATED

                                                   /s/ Randall C. Fowler,
                                          By: _________________________________
                                                     Randall C. Fowler,
                                               Chairman, President and Chief
                                                     Executive Officer