Form 10-Q/A
period 1998-12-31
IDENTIX INC
filed 1999-04-19
CIK 735780

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

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Six months ended
                                                                 December 31,
                                                        ------------------------------
                                                           1998               1997
                                                        -----------        -----------
Cash flows from operating activities:
  Net income                                            $   394,000        $   951,000
  Adjustments to reconcile net income to net
  Cash provided by (used for) operating activities:
    Depreciation                                            568,000            677,000
    Amortization of intangibles                             308,000            444,000
    Amortization of deferred revenue                     (1,612,000)          (860,000)
    Interest in joint venture, net of tax                   158,000           (214,000)
    Increase in inventory reserve                            55,000            124,000
    Changes in assets and liabilities:
      Accounts receivable                                 1,584,000         (4,802,000)
      Inventories                                           251,000         (1,645,000)
      Prepaid expenses and other assets                    (361,000)          (589,000)
      Accounts payable                                      610,000            623,000
      Accrued compensation                                  100,000            149,000
      Other accrued liabilities                             (53,000)           302,000
      Deferred revenue                                    2,197,000          1,267,000
                                                        -----------        -----------

Net cash provided by (used for) operating activities      4,199,000         (3,573,000)
                                                        -----------        -----------


Cash flows provided by (used in) investing activities:
 Capital expenditures                                         (557,000)     (584,000)
Investment in joint venture                                   (100,000)            -
 Deletions (Additions) to intangibles and other assets        (161,000)     (497,000)
                                                          ------------   -----------

Net cash used in investing activities                         (818,000)   (1,081,000)
                                                          ------------   -----------

Cash flows provided by (used in) financing activities:
 Borrowings under bank lines of credit                       9,886,000    11,080,000
 Payments under bank lines of credit                       (12,642,000)   (8,341,000)
 Proceeds from exercise of options and warrants, net         1,040,000       711,000
                                                          ------------   -----------

Net cash provided by (used for) financing activities        (1,716,000)    3,450,000
                                                          ------------   -----------

Effect of exchange rate changes on cash
  and cash equivalents                                               -       (70,000)
                                                          ------------   -----------

Net increase (decrease) in cash and cash equivalents         1,665,000    (1,274,000)

Cash and cash equivalents at beginning of period               753,000     2,510,000
                                                          ------------   -----------

Cash and cash equivalents at end of period                $  2,418,000   $ 1,236,000
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
                                                               ==========  ==========

   The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the six months ended December 31, 1998, the Company physically disposed of $621,000 of inventory as a result of the decision to discontinue support for certain products and manufacturing space utilization concerns. The inventory had been previously identified as being potentially obsolete and had been reserved for in earlier periods. The inventory principally related to certain products that were either non-Y2K compliant and therefore discontinued, such as the TouchLock I and TouchPrint 900, or were parts made obsolete by design changes in the TouchPrint 600 and other products.

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

Gross Margin
------------

Gross margin on net product revenues was 51% for the three and six month periods ended December 31, 1998, as compared to 51% and 52% for the same periods in the prior fiscal year. The decrease in gross margin in for the six month period was primarily due to one time sale at a high gross margin in fiscal 1998 and unfavorable product mix of lower gross margin products in fiscal 1999. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry. The increase of inventory reserve was $55,000 for the six month period ended December 31, 1998 as compared to $124,000 for the same period in the prior fiscal year. The reduced amount was based upon management's ongoing assessment of potentially obsolete and excess inventory, the larger components of which had been adequately provided for in earlier periods because they were known to be non-Y2K compliant.

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


   Item 6.  Exhibits and Reports on Form 8-K.

                    (a) Exhibits

                        Exhibit
                        Number      Description

                        10.27* Amended and Restated Loan Agreement Between Identix Incorporated and Imperial Bank, dated December 25, 1998

                        10.28* February 1999 Amendment to Loan and Security Agreement Between ANADAC Incorporated and Crestar Bank, dated February 4, 1999

                        27.1*       Financial Data Schedule
                     ----------
                     * Previously filed as an Exhibit to the Quarterly Report on Form 10-Q filed on February 16, 1999.

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

                                    IDENTIX INCORPORATED




April 16, 1999                   BY:     /s/ Randall C. Fowler
                                         -------------------------------------
                                         Randall C. Fowler
                                         Chairman, President, and
                                         Chief Executive Officer