Form 10-Q
period 1999-03-31
IDENTIX INC
filed 1999-05-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)
  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934.

For the quarterly period ended March 31, 1999 or
                               --------------

_______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------


                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               94-2842496
    --------------------------------      ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation of organization)

 510 N. Pastoria Avenue, Sunnyvale, California            94086
 ----------------------------------------------           -----
    (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (408) 731-2000
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X    NO
                                              -----     -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       28,415,270 shares of Common Stock
                              as of April 30, 1999

                              IDENTIX INCORPORATED


                                     INDEX


PART I     FINANCIAL INFORMATION

        Item 1       Financial Statements

                     Consolidated Balance Sheets - March 31, 1999 and June 30, 1998....................     3

                     Consolidated Statements of Operations - three and nine months ended
                     March 31, 1999 and 1998...........................................................     4

                     Consolidated Statements of Cash Flows  nine months ended
                     March 31, 1999 and 1998...........................................................     5

                     Notes to Consolidated Financial Statements.......................................      6

        Item 2       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...............................................     9

        Item 3       Quantitative and Qualitative Disclosures about Market Risk........................    23

PART II      OTHER INFORMATION

        Item 1       Legal Proceedings.................................................................    24

        Item 6       Exhibits..........................................................................    24

        Signatures.....................................................................................    25

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS


Item 1. Financial Statements
                                                                                   March 31,               June 30,
                                                                                     1999                    1998
                                                                               ------------------      -----------------
                                                                                  (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $      829,000         $      753,000
    Accounts receivable, less allowance for doubtful accounts
        of $727,000 and $866,000                                                      29,316,000             28,576,000
    Inventories                                                                        7,414,000              7,163,000
    Prepaid expenses and other assets                                                  1,117,000                586,000
                                                                                  --------------         --------------
        Total current assets                                                          38,676,000             37,078,000

    Property and equipment, net                                                        1,985,000              2,105,000
    Intangibles and other assets                                                       2,667,000              2,768,000
    Interest in joint venture, net                                                             -                 61,000
                                                                                  --------------         --------------

        Total assets                                                                $ 43,328,000           $ 42,012,000
                                                                                  ==============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable to banks                                                         $   6,424,000          $   6,849,000
    Accounts payable                                                                   9,141,000              8,428,000
    Accrued compensation                                                               1,847,000              1,837,000
    Other accrued liabilities                                                            680,000                574,000
    Deferred revenue                                                                   1,354,000              1,237,000
                                                                                  --------------         --------------

        Total current liabilities                                                     19,446,000             18,925,000

    Deferred revenue                                                                     197,000                 88,000
    Other liabilities                                                                     90,000                 89,000
                                                                                  --------------         --------------

        Total liabilities                                                             19,733,000             19,102,000
                                                                                  --------------         --------------
Commitments and contingencies (Note 8)

Shareholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares authorized;
        25,439,511 and 25,255,577 shares issued and outstanding                       53,657,000             52,527,000
    Accumulated deficit                                                              (29,881,000)           (29,436,000)
    Cumulative translation adjustment                                                   (181,000)              (181,000)
                                                                                  --------------         --------------
    Total shareholders' equity                                                        23,595,000             22,910,000
                                                                                  --------------         --------------
    Total liabilities and shareholders equity                                       $ 43,328,000           $ 42,012,000
                                                                                  ==============         ==============

The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three months ended                      Nine months ended
                                                                March 31,                               March 31,
                                                     ---------------------------------      -----------------------------------
                                                           1999             1998                   1999              1998
                                                           ----             ----                   ----              ----
Revenues:
   Net product revenues                                $  6,541,000     $   7,695,000           $ 25,188,000     $  24,691,000
   Fingerprinting services revenues                               -           364,000                      -           734,000
   Services revenues                                     12,883,000        10,943,000             34,559,000        32,180,000
                                                       ------------     -------------           ------------     -------------
       Total revenues                                    19,424,000        19,002,000             59,747,000        57,605,000
                                                       ------------     -------------           ------------     -------------
Cost and expenses:
   Cost of product revenues                               3,439,000         3,861,000             12,641,000        11,971,000
   Cost of fingerprinting services revenues                       -           347,000                      -           699,000
   Cost of services revenues                             11,037,000         9,305,000             29,924,000        27,358,000
   Research, development and engineering                  1,339,000         1,466,000              4,143,000         3,630,000
   Marketing and selling                                  2,375,000         2,239,000              7,521,000         6,640,000
   General and administrative                             2,130,000         1,945,000              5,596,000         6,483,000
   Reorganization and other non-recurring
       costs                                                      -           717,000                      -           717,000
                                                       ------------     -------------           ------------     --------------

       Total costs and expenses                          20,320,000        19,880,000             59,825,000        57,498,000
                                                       ------------     -------------           ------------     -------------
Income (loss) from operations                              (896,000)         (878,000)               (78,000)          107,000

Interest and other income (expense), net                    169,000             9,000                229,000           111,000
Interest (expense)                                          (97,000)           (1,000)              (332,000)          (83,000)
                                                       ------------     -------------           ------------     -------------
Income (loss) before tax and
   equity interest in joint venture                        (824,000)         (870,000)              (181,000)          135,000

(Provision) benefit for incomes taxes                        69,000                 -                (21,000)          (25,000)
Equity interest in joint venture, net of tax                (84,000)           (4,000)              (243,000)          (33,000)
                                                       ------------     -------------           ------------     -------------
Net income (loss)                                       $  (839,000)     $   (874,000)          $   (445,000)    $      77,000
                                                       ============     =============           ============     =============
Basic net income (loss) per share                         $   (0.03)     $      (0.03)          $      (0.02)    $       0.00
                                                       ============     =============           ============     =============
Diluted net income (loss) per share                       $   (0.03)     $      (0.03)          $      (0.02)    $       0.00
                                                       ============     =============           ============     =============
Weighted average common shares used to
   compute basic net income (loss) per share             25,437,000        25,151,000             25,359,000        25,057,000
                                                       ============     =============           ============     =============
Weighted average common shares used to
   compute diluted net income (loss) per share           25,437,000        25,151,000             25,359,000        25,704,000
                                                       ============     =============           ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH
                               FLOWS (Unaudited)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                     1999                   1998
                                                                                     ----                   ----
Cash flows from operating activities:
    Net income (loss)                                                          $     (445,000)       $        77,000
    Adjustments to reconcile net income (loss) to net                          --------------        ---------------
    cash provided by (used for) operating activities:
        Depreciation                                                                  959,000              1,022,000
        Amortization of intangibles                                                   551,000                642,000
        Amortization of deferred revenue                                           (2,399,000)            (1,391,000)
        Interest in joint venture, net of tax                                         243,000                 33,000
        Increase in inventory reserve                                                  78,000                213,000
        Changes in assets and liabilities:
            Accounts receivable                                                      (740,000)            (1,660,000)
            Inventories                                                              (329,000)            (2,580,000)
            Prepaid expenses and other assets                                        (531,000)              (525,000)
            Accounts payable                                                          713,000                983,000
            Accrued compensation                                                       10,000                191,000
            Other accrued liabilities                                                 107,000               (338,000)
            Deferred revenue                                                        2,625,000              1,977,000
                                                                               --------------        ---------------
            Net cash provided by (used for) operating activities                      842,000             (1,356,000)

Cash flows used in investing activities:
    Capital expenditures                                                             (839,000)              (737,000)
    Investment in joint venture                                                      (182,000)              (232,000)
    Additions to intangibles and other assets                                        (450,000)              (166,000)
                                                                               --------------        ---------------
          Net cash used in investing activities                                    (1,471,000)            (1,135,000)
                                                                               --------------        ---------------
Cash flows provided by (used in) financing activities:
    Borrowings under bank lines of credit                                          18,316,000             13,641,000
    Payments under bank lines of credit                                           (18,741,000)           (12,790,000)
    Proceeds from exercise of options and warrants, net                             1,130,000              1,060,000
                                                                               --------------        ---------------
        Net cash provided by financing activities                                     705,000              1,911,000
                                                                               --------------        ---------------
Net increase (decrease) in cash and cash equivalents                                   76,000              (580,000)

Cash and cash equivalents at beginning of period                                      753,000              2,510,000
                                                                               --------------        ---------------
Cash and cash equivalents at end of period                                       $    829,000           $  1,930,000
                                                                               ==============        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Basis of Presentation

      These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Form 10-K/A. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 1999.

      The consolidated financial statements include the accounts of Identix Incorporated ("Identix" or the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Identix Australia Pty Limited ("Identix Australia"), and Biometric Applications and Technologies, Inc. ("BA&T"). The Company acquired BA&T on July 23, 1997 and accounted for the acquisition of BA&T as a pooling of interests. The consolidated financial statements do not include the results of operations of Identicator Technology, Inc, acquired on April 26, 1999.

2.    Joint Venture

      On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC") for the purpose of providing fingerprinting services for a variety of civilian applications. The Company owns a 50% interest in SIFC.

3.    Inventories

      Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                        March 31,                 June 30,
                                                          1999                      1998
                                                     ---------------           ---------------
              Purchased parts and materials             $3,061,000                $3,518,000
              Work-in-process                              743,000                   906,000
              Finished goods, including spares           3,610,000                 2,739,000
                                                         ---------                 ---------
                                                        $7,414,000                $7,163,000
                                                        ==========                ==========

      The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the nine months ended March 31, 1999, the Company physically disposed of $621,000 of inventory as a result of the decision to discontinue support for certain products and manufacturing space utilization concerns. The inventory had been previously identified as being potentially obsolete and had been reserved for in earlier periods. The inventory principally related to certain products that were either non-Y2K compliant and therefore discontinued, such as the TouchLock I and TouchPrint 900, or were parts made obsolete by design changes in the TouchPrint 600 and other products.

4.    Bank Covenant Waiver

      At March 31, 1999, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

5.    Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings
      (loss) per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury stock method.

                                                    Three months ended                Nine months ended
                                                          March 31,                        March 31,
                                                          ---------                        ---------
                                                    1999             1998            1999            1998
                                               ---------------   --------------  --------------  --------------
Net income (loss)                               $  (839,000)     $  (874,000)       $  (445,000)    $    77,000
                                                ===========      ===========        ===========     ===========
Weighted average common shares outstanding       25,437,000       25,151,000         25,359,000      25,057,000
Dilutive effect of stock options and warrants             -                -                  -         647,000
                                                -----------      -----------        -----------     -----------
Weighted average common shares outstanding
    assuming dilution                            25,437,000       25,151,000         25,359,000      25,704,000
                                                ===========      ===========        ===========     ===========
Basic net income (loss) per share               $     (0.03)     $     (0.03)       $     (0.02)    $      0.00
                                                ===========      ===========        ===========     ===========
Diluted net income (loss) per share             $     (0.03)     $     (0.03)       $     (0.02)    $      0.00
                                                ===========      ===========        ============    ===========


      The effect of options and warrants were not included in the computation of net loss per share, as their effect was anti-dilutive for the three and nine month periods ending March 31, 1999 and the three month period ending March 31, 1998.

6.    Comprehensive Income

      Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Other comprehensive income includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income consisted of foreign currency translation adjustment. As the Company substantially liquidated its foreign operation on March 31,1998, there have been no other comprehensive income from that date.


7.    Recent Accounting Pronouncements

      June 1997, the FASB issued Statement of Financial Accounting Standards No. "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires the Company to report certain financial information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods commencing June 30, 1999. It also requires that the Company report certain information about its products and services, the geographic areas in which it operates and its major customers. The method the FASB chose for determining what information to report is referred to as the "management approach". The management approach is based on the way that management organizes the segments within the enterprise for making operation decisions and assessing performance.

8.    Contingencies

      ANADAC is a named defendant in five related personal injury lawsuits pending in the Circuit Court of

      Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the Curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC had been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the five lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998, one was filed in that court in February 1999 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998. The aggregate amount of damages sought in these suits is $9,050,000. Ten of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.


9.    Acquisition


      Identix completed the acquisition of Identicator Technology, Inc. ("Identicator Technology") on April 26, 1999. Identicator Technology designs and manufactures fingerprint security systems for information technology, banking and data/network security. Identix acquired all outstanding Identicator Technology shares in a stock-for-stock transaction. As a result of the transaction, Identicator Technology securities holders are entitled to receive an aggregate of 5,050,000 shares of Identix common stock, either upon the acquisition or upon exercise of options assured in the acquisition. The total value of the acquisition, including transaction costs, was approximately $43 million. The Identix shares to be issued in the transaction are subject to certain lock-up and escrow provisions. The acquisition is being accounted for under the purchase method.

                             IDENTIX INCORPORATED
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Item 2.

The forward-looking statements in this report on Form 10-Q that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Risk Factors" below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Identix designs, develops, manufactures and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i)
Biometric Security ("Bio-Security") products that verify the identity of an individual through the unique biological characteristics of a fingerprint and
(ii) Biometric Imaging ("Bio-Imaging") products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of clients operating environments.

Identix completed the acquisition of Identicator Technology, Inc. ("Identicator Technology") on April 26, 1999. Identicator Technology designs and manufactures fingerprint security systems for information technology, banking and data/network security. Identix acquired all outstanding Identicator Technology shares in a stock-for-stock transaction. As a result of the transaction Identicator Technology securities holders are entitled to receive an aggregate of 5,050,000 shares of Identix common stock, either upon the acquisition or upon exercise of options assured in the acquisition. The total value of the acquisition, including transaction costs, was approximately $43 million. The Identix shares to be issued in the transaction are subject to certain lock-up and escrow provisions. The acquisition is being accounted for under the purchase method.

On July 23, 1997, the Company acquired BA&T, a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software into Identix's Biometric Security products. The acquisition was accounted for as a pooling of interests.

On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC") for the purpose of providing fingerprinting services for a variety of civilian applications. The Company owns a 50% interest in SIFC. For certain contracts held by Identix prior to the joint venture, Identix subcontracts the fingerprinting services to the joint venture. Revenues received by Identix under these contracts are presented separately as fingerprinting services in consolidated statement of operations. As of July 1, 1998, the contracts have been assigned to SIFC.

Results of Operations

Revenues
--------

Revenues for the three and nine month periods ended March 31, 1999 were $19,424,000 and $59,747,000, respectively, compared to $19,002,000 and
$57,605,000 for the same periods in the prior fiscal year. The increase in revenues of 2% for the three-month period was due to increased services revenues which was partically offset by a decrease in net products revenues and the transfer of certain revenue producing contracts to SIFC. The increase in

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .

revenues of 4% for the nine-month period was due mainly to increased services revenues and to a lesser degree increased net product revenues.

The Company's net product revenues were $6,541,000 and $25,188,000 for the three and nine month periods ended March 31, 1999, compared to $7,695,000 and $24,691,000 for the same periods in the prior fiscal year. For the three month period ended March 31, 1999, the decrease in net product revenues of 15%, was due to a decrease in Bio-Imaging sales caused by seasonality and fluctuations in large-scale live-scan procurements by government agencies and a decrease in Bio-Security sales relating to the consolidation of products with recently acquired Identicator Technology. For the nine month period ended March 31, 1999, the increase of 2% was due to increased sales of Bio-Imaging products, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600-product line have generated additional revenues from maintenance support agreements. The increase in Bio-Imaging sales was partially offset by a decline in Bio-Security product sales, which resulted primarily from Identix's preparation for introducing combined product offerings following the closing of the acquisition of Identicator Technology.

International sales accounted for $802,000 or 12% and $2,771,000 or 12% of the Company's net product revenues for the three and nine month periods ended March 31, 1999, respectively, compared to $1,062,000 or 14% and $5,519,000 or 22% for the same periods in the prior fiscal year. The decrease in international sales for the three and nine month periods was due to a decline in sales in Asia and the decline in Bio-Security sales which compose the majority of international revenues. The Company expects international sales to continue to represent a significant portion of net product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

The Company did not have any one product business customer that accounted for more then 10% of total revenues for the three and nine month periods ended March 31, 1999 and the nine month period ending March 31, 1998. For the three month period ended March 31, 1998, the Company's product business included one customer which accounted for 11% of total revenues.

The Company's services revenues were $12,883,000 and $34,559,000 for the three and nine month periods ended March 31, 1999, respectively, compared to $10,943,000 and $32,180,000 for the same periods in the prior fiscal year. The increase in services revenues of 18% and 7% for the three and nine month periods ended March 31, 1999 was due primarily to an increase in U.S. government purchases through the Company's General Services Administration ("GSA") contract and increased purchases through the NAVSEA contract from the US Naval Sea Systems Command. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and terms periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and nine month periods ended March 31, 1999, revenues directly from the DOD and from other U. S. government agencies accounted for 87% and 90%, respectively, of the Company's total services revenues compared to 88% and 90%, respectively, for the same periods in the prior fiscal year.

The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and nine month periods ended March 31, 1999, the Company derived 85% and 83% of its services revenues from FFP and T&M contracts compared to 80% and 79% for the same periods in the prior fiscal year. FFP contracts provide for a fixed price for stipulated services

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .

or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 15% and 17% of its services revenues for the three and nine month periods ended March 31, 1999, compared to 20% and 21% for the same periods in the prior fiscal year. The decrease in the percentage of services revenues generated by CPFF contracts is due to the increase in other forms of contract revenue. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has completed an audit by the Defense Contract Audit Agency ("DCAA") for the period from July 1, 1992 to June 30, 1995. The results of this audit found no material disallowed costs.

On July 1, 1998, the Company transferred certain revenue producing contracts to SIFC that had been previously sub-contracted to SIFC, resulting in the decrease in fingerprinting services revenues in the three and nine month periods ended March 31, 1999 as compared to the same periods in the prior fiscal year.

Gross Margin
------------

Gross margin on net product revenues was 47% and 50% for the three and nine month periods ended March 31, 1999, as compared to 50% and 52% for the same periods in the prior fiscal year. The decrease in gross margin for the nine month period was primarily due to a one time sale with a high gross margin in fiscal 1998 and product mix of lower gross margin products sold in fiscal 1999. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry. The increase in inventory reserve was $78,000 for the nine month period ended March 31, 1999 as compared to $213,000 for the same period in the prior fiscal year. The reduced amount was based upon management's ongoing assessment of potentially obsolete and excess inventory, the large components of which had been adequately provided for in earlier periods because they were known to be non-Y2K compliant.

Gross margin on services revenues was 14% and 13% for the three and nine month periods ended March 31, 1999 as compared to 15% for the same periods in the prior fiscal year. The decrease in gross margin for the three and nine month periods was primarily due to increased revenues from certain contracts which provide value added services provided by subcontractors which carry lower gross margins.

Research, Development and Engineering
-------------------------------------

Research, development and engineering expenses were $1,339,000 or 20% and $4,143,000 or 16% of net product revenues for the three and nine month periods ended March 31, 1999, respectively, compared to $1,466,000 or 19% and $3,630,000 or 15% of net product revenues for the same periods in the prior fiscal year. The decrease in research, development and engineering expenses for the three month period is primarily due to cost control measures implemented relating to the decreased products revenues. The increase in research, development and engineering expenses for the nine month period is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .


Marketing and Selling
---------------------

Marketing and selling expenses were $2,375,000 or 12% and $7,521,000 or 13% of total revenues for the three and nine month periods ended March 31, 1999, respectively, compared to $2,239,000 or 12% and $6,640,000 or 12% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses is due to the increased staffing and expenses to promote the Company's products and services and to expand its sales organization.

General and Administrative
--------------------------

General and administrative expenses were $2,130,000 or 11% and $5,596,000 or 9% of total revenues for the three and nine month periods ended March 31, 1999, respectively, compared to $1,945,000 or 10% and $6,483,000 or 11% of total revenues for the same periods in the prior fiscal year. The increase in the three month period in general and administrative expenses was due to increases in staff to support increased services revenues relating to ANADAC. The decrease in the nine month period in general and administrative expenses was primarily due to the decreased litigation costs related to certain lawsuits which have been resolved and cost savings related to the restructuring that occurred in the third quarter of fiscal 1998. Litigation charges were $41,000 and $143,000 for the three and nine month periods ended March 31, 1999 compared to $71,000 and $707,000 for the same periods in the prior fiscal year.

Interest and Other Income  Expense, net
---------------------------------------

For the three and nine month periods ended March 31, 1999, net other income was $169,000 and $229,000, respectively, compared to net other income of $9,000 and $111,000 for the same periods in the prior fiscal year. The increase in interest and other income expense, net was primarily due to an increase in license fee income and a recovery of indirect taxes.

Interest Expense
----------------

Net interest expense was $97,000 and $332,000 for the three and nine-month periods ended March 31, 1999, respectively, compared to $1,000 and $83,000 for the same periods in the prior fiscal year. The difference was due to increased borrowings for working capital requirements under the Company's lines of credit during the three and nine-month periods ended March 31, 1999 compared to the same periods in the prior fiscal year.

During the three and nine month periods ended March 31, 1999, the weighted average interest rate paid by Identix on borrowings under its line of credit (the "Identix Line of Credit") was 8.3% and 8.3%, respectively. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three and nine-month periods ended March 31, 1999 were 7.8% and 8.0%, respectively.

Income Taxes
------------

The income tax benefit was $69,000 and provision was $21,000 for the three and nine month periods ended March 31, 1999, respectively, compared to nil and provision of $25,000 for the same periods in the prior fiscal year. The tax benefit relates to a previous tax year. The Company's effective tax rate is below the statutory rate due to the utilization of net operating loss carryforwards incurred in prior years. The Company is subject to certain alternative minimum tax requirements for which an estimate is made based on the Company's anticipated effective tax rate at the end of the fiscal year.

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .


Equity Interest in Joint Venture, Net of Tax
--------------------------------------------

The equity interest in joint venture, net of tax, represents the Company's share of the results of SIFC. For the three and nine month periods ended March 31, 1999, equity interest in joint venture, net of tax, was a loss of $84,000 and $243,000, respectively, compared to a loss of $4,000 and $33,000 for the three and nine month periods in the prior fiscal year. The joint venture's operations commenced on October 1, 1997.


Liquidity and Capital Resources

The Company financed its operations during the three and nine months ended March 31, 1999 primarily from its existing working capital at June 30, 1998 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of March 31, 1999, the Company's principal sources of liquidity consisted of $19,230,000 of working capital including $829,000 in cash and cash equivalents and available borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

The Identix Line of Credit is a $10,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (8.25% at March 31, 1999). The line of credit expires on December 25, 1999. At March 31, 1999, $3,900,000 was outstanding and $1,353,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock. At March 31, 1999, the Company was in default on this bank line of credit. The Company has obtained a waiver from the bank for the breach of the covenant.

In February 1999, Identix provided Identicator Technology, Inc., with a standby letter of credit to secure a $1,500,000 bank line of credit. The letter of credit reduced the availability under the Identixs Line of Credit by $1,500,000.

The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (7.75% at March 31, 1999). The line of credit expires on March 31, 2000. At March 31, 1999, $2,524,000 was outstanding and $3,203,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

The Company generated cash of $842,000 from operating activities during the nine months ended March 31, 1999. The net loss of $445,000 was more than offset by increases in accounts payable of $713,000 and increases in deferred revenue of $226,000, net of amortization of deferred revenue. These sources of cash were partially offset by increases in accounts receivable of $740,000 and increases in prepaid expenses and other assets of $531,000. The increase in deferred revenue was caused by the expanding installed base of TouchPrint 600 systems under maintenance agreements.

The Company used cash of $1,471,000 in investing activities for the nine months ended March 31, 1999 for the purchase of plant and equipment of $839,000, additions to intangibles and other assets of $450,000 and a further investment of $182,000 in SIFC.

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .



Identix generated cash of $705,000 for financing activities during the nine months ended March 31, 1999. Financing activities consisted of proceeds from exercises of stock options of $1,130,000, partially offset by net repayments of $425,000 against the Company's lines of credit.

Identix did not have any material capital expenditure commitments as of March 31, 1999.

The Company believes that cash flow from operations, together with existing working capital and the two bank lines of credit will be adequate to fund the Company's cash requirements for at least the remainder of fiscal 1999. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted by the Company to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of such financing would be favorable to the Company.

Year 2000

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

Phase 3 consists of notifying customers of Year 2000 issues with Identix products and providing support to the customer's remediation efforts. Identix expects to have the notification process substantially completed by the quarter ended June 30, 1999. Identix's remediation support activities have commenced and will continue at least through the quarter ended December 31, 1999. Identix's products are included in complex systems and the process undertaken by its customers to assess and remediate Year 2000 issues may be lengthy. For example, Identix has sold TouchPrint products that, at the request of the customers, use a two-digit value for the year. In this case, customer remediation is likely to require a change in the customer's workflow.

Phase 4 was completed in the quarter ended March 31, 1999. Identix has identified certain internal software that requireed updating in order to be Year 2000 complaint. As part of Identix's maintenance contract for that software, the vendor of that software has provided Identix with an upgrade that addresses the year 2000 problem.

IDENTIX INCORPORATED
Management's Discussion and Analysis  Continued . . .


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

ALL OF OUR PRODUCT REVENUES ARE DERIVED FROM THE SALE OF BIOMETRIC PRODUCTS AND OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC PRODUCTS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including:

 .   the cost, performance and reliability of our products and products of competitors

 .   customers' perception of the perceived benefit of these products

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

We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing and research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities.

IN OUR SERVICES BUSINESS, WE FACE SUBSTANTIAL COMPETITION FROM PROFESSIONAL SERVICES PROVIDERS OF ALL SIZES IN THE GOVERNMENT MARKETPLACE.

ANADAC is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

THE BIOMETRICS INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS WHICH COULD RENDER EXISTING PRODUCTS OBSOLETE.

Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the changing, sophisticated needs of the marketplace. Material delays in introducing new products and enhancements or the failure to offer innovative products at competitive prices may cause customers to forego purchases of our products and purchase those of our competitors.

OUR REVENUES AND OPERATING RESULTS OFTEN VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND MAY BE NEGATIVELY AFFECTED BY A NUMBER OF FACTORS, INCLUDING THE TIMING OF LARGE ORDERS.

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

The following are some other reasons why our financial results may fluctuate from quarter to quarter:

 .   reduced demand for products caused by a competitor's price reductions or introduction of new or enhanced products

 .   changes in the mix of products and services we or our distributors sell

 .   cancellation, delays or contract amendments by government agency customers

 .   litigation costs

 .   expenses related to acquisitions

 .   other one-time financial charges

 .   the lack of availability or increase in cost of key components

 .   economic downturns domestically or internationally.

We also may reduce prices or increase spending in response to competition or to pursue new market opportunities.

Our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If after expending significant funds and effort we fail to receive an order, a severe negative impact on our financial results and stock price could result. It is difficult to predict accurately the sales cycle of any large order. If we do not ship one or more large orders as forecasted for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

Further, the lead time for ordering parts and materials and building our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

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

In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the contracts for which our products are bid or, if awarded, that substantial delays or cancellations of purchases may follow as a result of protests initiated by losing bidders. In addition, local government agency contracts may be contingent upon availability of matching funds from state or federal entities.

During fiscal 1998, we derived approximately 89% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

During fiscal 1998, we derived approximately 68% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency has completed an audit of ANADAC for the period from July 1, 1992 to June 30, 1995. The results of this audit found no disallowed costs.

WE RELY ON MARKETING PARTNERS TO DISTRIBUTE OUR PRODUCTS AND MAY BE ADVERSELY AFFECTED IF THOSE PARTIES DO NOT ACTIVELY PROMOTE OUR PRODUCTS OR PURSUE INSTALLATIONS WHICH USE OUR EQUIPMENT.

A significant portion of our product revenues come from sales to marketing partners including OEMs, systems integrators, distributors and resellers. Some of these relationships are formalized in agreements; however, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our marketing partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute and sell certain of our products. We, however, may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

LOSS OF SOLE OR LIMITED SOURCE SUPPLIERS MAY RESULT IN DELAYS OR ADDITIONAL EXPENSES.

We obtain certain components for our products from a single source or a limited group of suppliers. We do not have long term agreements with any of our suppliers. We will experience delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

As a result, we may be required to incur additional development and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

THE SUCCESS OF OUR STRATEGIC PLAN TO PURSUE SALES IN INTERNATIONAL MARKETS MAY BE LIMITED BY RISKS RELATED TO INTERNATIONAL TRADE AND MARKETING.

During fiscal 1998, we derived 18% of our net product revenues from international sales. We currently have offices overseas in Australia, Singapore, Brazil and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries. Our net product revenues attributable to international sales declined by 24% in the nine months ended March 31, 1999 from the nine months ended March 31, 1998, mainly due to a decline in sales resulting from economic instability in Asia.

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

WE MAY NEED TO RAISE ADDITIONAL DEBT OR EQUITY FINANCING IN THE NEXT TWELVE MONTHS.

As of March 31, 1999, we had $19,230,000 in working capital, which included $829,000 in cash and cash equivalents. In addition, we had $1,353,000 available under our bank line of credit, which expires in December 1999. The availability under this line of credit was reduced by $1,500,000 in February 1999 when we provided a standby letter of credit to Identicator Technology. ANADAC had $3,203,000 available under its bank line of credit, which expires in March 2000. We may need to raise additional debt or equity financing in the next 12 months if current sources of capital are not sufficient to finance our operations or if our lines of credit are not renewed or if we fail to obtain a waiver of any covenant breaches under our lines of credit. We were in default of certain covenants at December 31, 1998 and March 31, 1999 for which waivers were obtained. We may not be able to obtain additional equity or debt financing on terms that are not excessively dilutive to existing stockholders or more costly than existing sources of debt financing.

ONE STOCKHOLDER OWNS A SIGNIFICANT PORTION OF OUR STOCK AND MAY DELAY OR PREVENT A CHANGE IN CONTROL OR ADVERSELY AFFECT THE STOCK PRICE THROUGH SALES IN THE OPEN MARKET.

As of April 30, 1999, Ascom USA, Inc. beneficially owned approximately 17.5% of our outstanding common stock. This concentration of ownership may delay or prevent a change in control of Identix. Ascom deposited all of its shares into a voting trust which expires in 2004. Ascom has preemptive rights with respect to issuances of Identix securities and registration rights with respect to the securities it holds. If Ascom sells a significant number of our shares in the open market pursuant to this prospectus or otherwise, our common stock price may be adversely affected. In addition, we may not be able to obtain additional financing on favorable terms in the future because of Ascom's preemptive rights and registration rights.

WE MAY EXPERIENCE UNANTICIPATED EXPENSES AND OTHER PROBLEMS RELATED TO YEAR 2000 ISSUES.

Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives. We have a program for evaluating and addressing risks related to the Year 2000 that is described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that our remedial efforts do not adequately address identified Year 2000 problems. Our products are used in systems that perform a number of critical functions. For example, the biometric security products are used to verify individual identity in a number of high risk situations such as prisons and airports. The biometric security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Although we believe that we should not have liability for a system failure relating to the Year 2000, any failure in these or other critical applications could potentially require us to expend substantial resources to assist in remediating the failure or result in litigation to ascertain liability or recover costs.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED OR UNRESOLVED DEFECTS WHEN SOLD OR MAY NOT MEET CUSTOMER'S PERFORMANCE CRITERIA.

Performance failure may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. The negative effects of any failure could be exacerbated if the failure occurred in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

If a product fails to meet performance criteria, we may delay recognizing revenue associated with a product and face higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

FAILURE BY US TO MAINTAIN THE PROPRIETARY NATURE OF OUR TECHNOLOGY, PRODUCTS AND MANUFACTURING PROCESSES WOULD NEGATIVELY IMPACT OUR ABILITY TO COMPETE EFFECTIVELY.

We principally rely upon patent, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents we hold may not be broad enough to protect our technology. In addition, our patents may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours.

There is a risk that we have infringed or in the future will infringe patents owned by others, that we will need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent offices, which could result in substantial cost to us and limitations on the scope or validity of our patents.

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

IF WE FAIL TO ADEQUATELY MANAGE GROWTH OF OUR BUSINESS, IT COULD HAVE A SEVERE NEGATIVE IMPACT ON OUR FINANCIAL RESULTS OR STOCK PRICE.

We have experienced significant growth recently and believe that in order to be successful we must grow rapidly. In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth we experience effectively.

WE MAY ENCOUNTER DIFFICULTIES IN ACQUIRING AND EFFECTIVELY INTEGRATING COMPLEMENTARY ASSETS AND BUSINESSES.

As part of our business strategy, we intend to acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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

 .   effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition

 .   the difficulty and expense of assimilating the operations and personnel of the companies

 .   the potential disruption of our ongoing business

 .   diversion of management time and attention

 .   failure to maximize our financial and strategic position by the successful incorporation of acquired technology

 .   the maintenance of uniform standards, controls, procedures and policies

 .   loss of key employees and customers as a result of changes in management

 .   the incurrence of amortization expenses

 .   possible dilution to our stockholders.

In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

LOSS OF CURRENT SENIOR EXECUTIVES AND KEY TECHNICAL, MARKETING AND SALES PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

We are dependent on the services of certain key personnel, including the following:

 .   Randall C. Fowler, Chairman, CEO and founder of Identix, has approximately thirty years of experience in the biometrics industry and is considered one of the industry's pioneers.

 .   James P. Scullion, President and Chief Financial Officer, and Daniel F.
    Maase, Vice President, Biometric Imaging Division, have a combined total of 20 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally and play a major role in the execution of Identix's strategic plan.

 .   Oscar Pieper, President of Identicator Technology, has approximately thirty years of experience in the biometrics industry and is considered one of the industry's pioneers.

 .   Grant Evans, Vice President--Sales and Marketing of Identicator Technology,
    has established relationships with major companies and plays a central role in the company's marketing strategy.

 .   Yuri Khidekel, Vice President--Software of Identicator Technology, and Yury
    Shapiro, Vice President--Hardware of Identicator Technology, serve as key researchers and developers and are responsible for Identicator Technology's research and development activities.

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

Foreign Currency Exchange Rate Risk - Certain of the Company's revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

IDENTIX INCORPORATED

PART II   OTHER INFORMATION

  Item 1. Legal Proceedings

          ANADAC, Inc. is a named defendant in five related personal injury lawsuits pending in the Circuit Court of Virginia. All of these suits arise from the collapse of a balcony at the University of Virginia during graduation ceremonies in May 1997 in which one person was killed and approximately 23 others were injured. The Commonwealth of Virginia and the Curator of the University's Academical Village are also named defendants. It is alleged that the Commonwealth of Virginia and the Curator were negligent in failing to maintain and ensure the structural integrity of the historic structure which collapsed. It is alleged that ANADAC is liable for failing to identify signs of structural deterioration during a contracted 1994 inspection. ANADAC had been hired by the University of Virginia to create a budget for maintaining ten historic buildings based on a visual inspection and analysis of certain statistical information. ANADAC's assignment did not include a structural review of any nature and did not encompass the type of inspection that would uncover a defect of the nature that caused the balcony collapse. Of the five lawsuits, one was filed in the Circuit Court of Virginia in Fairfax in March 1998 and the three others were filed in the Circuit Court of Virginia in Charlottesville between July and September 1998, one was filed in that court in February 1999. The aggregate amount of damages sought in these suits is $9,050,000. Ten of the persons injured in the accident have settled with the Commonwealth of Virginia, releasing all potential claims with respect to the accident. Additional lawsuits may be filed by other injured persons with respect to the accident. The Company believes that the claims against ANADAC are without merit and will not have a material adverse effect on the Company.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

              Exhibit
              Number    Description

              10.29 First Amendment to Amended and Restated Loan Agreement Between Identix Incorporated and Imperial Bank, dated February 12, 1999

              27.1      Financial Data Schedule


          (b) During the three months ended March 31, 1999, no reports were filed on Form 8-K.

                              IDENTIX INCORPORATED

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IDENTIX INCORPORATED



May 14, 1999                    BY:  /s/James P. Scullion
                                     -------------------------------
                                     James P. Scullion
                                     President, Chief Financial Officer
                                     and Secretary