Form 10-K
period 1999-06-30
IDENTIX INC
filed 1999-09-27
CIK 735780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark one)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from         to         .

                        Commission File Number: 1-9641

                             IDENTIX INCORPORATED
            (Exact name of registrant as specified in its charter)

                      Delaware                             94-2842496
          (State or other jurisdiction of       (IRS Employer Identification No.)
           incorporation or organization)
       510 North Pastoria Avenue, Sunnyvale,
                     California                              94086
      (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (408) 731-2000

          Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $0.01 par value

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                  Name of each exchange on which registered:
                            American Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on September 1, 1999, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $199,404,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the registrant's common stock on September 1, 1999 was 30,765,786.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement expected to be filed with the Securities and Exchange Commission on or about September 28, 1999 and to be used in connection with the Annual Meeting of Stockholders expected to be held October 28, 1999 are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
 Item 1.  BUSINESS......................................................      1
 Item 2.  PROPERTIES....................................................     22
 Item 3.  LEGAL PROCEEDINGS.............................................     22
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     22
 Part II
 Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.......................................................     24
 Item 6.  SELECTED FINANCIAL DATA.......................................     24
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................     25
 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     32
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     33
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................     55
 Part III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............     56
 Item 11. EXECUTIVE COMPENSATION........................................     56
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................     56
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     56
 Part IV
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................     57

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

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

Overview

   Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive solutions for the capture or comparison of fingerprints for security, fraud prevention, law enforcement and other applications. Identix's products are classified into two groups: (i) Biometric Security products that verify the identity of an individual through the unique biological characteristics of a fingerprint and (ii) Biometric Imaging products that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications. At the core of Identix's Biometric Security and Biometric Imaging products are its proprietary fingerprint capture technologies. The Company's products employ patented algorithms and proprietary customizable application software suites, as well as industry leading expertise in optics and high resolution printing technology. Identix's technologies and know-how enable it to produce biometric solutions for federal, state and local governmental entities and commercial customers worldwide. As of June 30, 1999, Identix and recently acquired Identicator Technology, Inc. ("Identicator Technology") had shipped over 115,000 Biometric Security products to customers in over 40 countries through its worldwide network of sales offices and distributorships. In addition, law enforcement and other government agencies in more than 30 states and four foreign countries have installed Identix Biometric Imaging products. Through ANADAC, Inc. ("ANADAC"), the Company provides information technology, engineering and management consulting services, including the installation and integration of Identix products, to private and public sector clients. Identix also formed a joint venture in September 1997 with Sylvan Learning Systems, Inc. ("Sylvan") for the purpose of providing fingerprinting services.

Biometric Industry Overview

   The analysis of unique biological characteristics of an individual, also known as biometrics, is being used increasingly for identification and verification purposes. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, retinal blood vessel or iris patterns of the eye, hand geometry, voice and facial structure. Among these, fingerprint analysis has gained the most widespread use for biometric identification and verification purposes. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another, employs well-developed and proven technology and processes and is viewed as less intrusive relative to certain other biometric identification methods. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances have enabled fingerprint verification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications.

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

   The analysis of unique biological characteristics offers a more accurate method of verifying an individual's identity. Over the last decade, technological advances, including significant advances in two-dimensional imagers, high performance microprocessors and computer memory, have enabled the commercial development of equipment to read, record and analyze unique biological data. Potential applications of biometric identification and verification systems span a broad range and include computer database and network access and security, computer software, intranet and Internet security, electronic commerce, communications devices, point-of-sale terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, home security and automobiles. However, implementation of biometric equipment for these diverse applications may require network management software, customer-specific applications software and interfaces that allow integration with the customer's existing computer systems to provide complete biometric solutions.

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

   A number of domestic and certain international law enforcement communities are in the process of converting from manual ink-and-roll fingerprint capture to live-scan fingerprint capture. In the United States, the FBI has undertaken a major program to upgrade its Identification Division and in July 1999 announced that it has officially activated its new identification facility in West Virginia to receive a majority of fingerprint submissions electronically. This announcement by the FBI, coupled with increased automation at the federal and state levels, has prompted other federal, state and local agencies to adopt live-scan systems as their primary method for conducting background and identification checks. Other federal agencies, including immigration and Naturalization Service ("INS"), Internal Revenue Service, U.S. Drug Enforcement Agency, U.S. Marshals Service and the U.S. Secret Service use live-scan systems to perform identification and background checks.

   The ability to capture a forensic quality fingerprint image electronically and compare that fingerprint with a database of fingerprint images also has important civilian (non-law enforcement) applications, such as conducting employee background checks (for jobs in federal or state government, banking, airport, child care, stock brokers and other securities professionals or gaming) or screening potential foster parents. Millions of fingerprint cards are taken each year in the United States for civilian purposes. Traditionally, local police stations have performed this service, with completed fingerprint cards submitted to state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete. In addition, if an ink-and-roll fingerprint card is rejected, an applicant must go through the process again, which can delay further an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting or results of the background check that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record. The need for reliable and convenient fingerprint capture in a non-law enforcement environment and the need to streamline the background checking process have created a demand for live-scan products and fingerprinting services.

The Identix Solution

   The Company has developed an industry-leading set of biometric security and imaging solutions for security, fraud prevention, password replacement, law enforcement and other applications. The core of the Company's products are proprietary fingerprint capture technologies developed through the application of Identix's understanding of the science of fingerprint biometrics, optics, algorithms, computing and networking.

   Biometric Security Solutions. In the Biometric Security market, the Company provides a comprehensive line of integrated biometric hardware and software solutions for a variety of applications, providing the Company's customers with significant improvements over traditional security and identification measures. The Company believes its Biometric Security technology is the most widely used in the world. Identix and Identicator Technology have sold over 115,000 Biometric Security products to customers in over 40 countries through its worldwide network of sales offices and distributorships to provide complete biometric solutions for a wide variety of applications, including the following:

   Network and computer database security: Identix has and continues to develop a wide range of enterprise level security solutions for databases, network security, e-commerce and other emerging computer user needs. For example, Identicator Technology has created a series of small, economical fingerprint readers and enterprise security software for Microsoft Windows 95/98/NT4 networks. These products are developed and marketed with leading PC and peripheral manufacturers including Compaq, KeyTronic, Cherry Electronics and SCM Microsystems Network, and to date, over 100,000 fingerprint scanners and BioLogon Network Software units have been manufactured and distributed worldwide.

   Building access: Numerous organizations have installed the Company's Biometric Security products to secure building access, including the Pentagon and various other United States government agencies, banks and industrial plants.

   Bank transaction authorization: Three large international banks use the Company's Biometric Security products for transaction authorization.
   Airport security: Identix's Biometric Security products have been chosen for use in pilot programs at Chicago International O'Hare Airport to develop a universal air cargo security access system that is based on a combination of biometric identification and smart cards and general door access throughput the airport.

   Time-and-attendance: Woolworth's Limited, a major Australian supermarket chain, uses the Company's Biometric Security products to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

   ATM service: Armaguard, an Australian armored car and cash carrying company, uses the Company's Biometric Security products to secure access for service personnel to approximately 2,000 ATMs across Australia.

   Corrections: The California Department of Corrections and the California Youth Authority (CYA) are installing the Company's Biometric Security fingerprint readers and networking software for physical access control in prisons and CYA facilities statewide. The systems enable authorized staff members to enter and exit secure areas, provide an exact record of each entry and exit and alert security staff if authorized persons do not biometrically check out of the secured areas when expected.

   The Company believes that success in the Biometric Security industry requires addressing the customer's needs by providing the necessary software applications and necessary interfaces with the customer's legacy computer systems. The Company has developed system management software to facilitate the deployment of Biometric Security devices and to control and manage a distributed network of Biometric Security devices. This management software enables an authorized system manager to limit, as desired, the scope of access of individuals and can create an audit trail of entries, alarms, enrollments, system changes and impostor attempts. The Company has also developed a number of customizable software applications to address specific customer's identification and verification requirements. These applications include:

  . BioLogon, a secure network-based solution for logging onto a Windows NT4 network from a Windows 95/98/NT4 workstation

  . a specialized tracking system for correctional institutional operations (Bio-Sentinel),

  . and developer kits which allow Identix networking solutions to be integrated into other applications.

   The Company has developed solutions to interface Identix's Biometric Security products with smart card readers, Microsoft networks and Novell networks. In addition, the Company has also developed software to enable biometric authentication across remote networks, including intranets and the Internet.

   Biometric Imaging Solutions. In the Biometric Imaging market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint images and demographic data for various law enforcement, immigration and civilian employment, screening and background checks. Law enforcement and other government agencies in over 30 states and four foreign counties have installed the Company's Biometric Imaging products for the following applications:

   Law enforcement. Identix provides live-scan systems for state-wide law enforcement networks in California, Arizona, Texas, Illinois, Ohio, New Jersey, Maryland, Wisconsin and Georgia. Many large cities and counties also use a network of Identix TouchPrint 600 live-scan systems for law enforcement, including New York City Police Department, Cook County (Chicago) Sheriff's Department, Boston Police Department, San Francisco Police Department, Detroit Police Department and Police Constabularies in England and Wales.

   Fingerprinting services for civilian application. Fingerprinting services for a variety of civilian applications are provided by Sylvan/Indentix Fingerprinting Centers L.L.C. The screening of applicants for various public programs are performed for the State of Illinois and the California Department of Social Services, on employees of United Airlines and Continental Airlines personnel who deal with the US mail and on banking and securities personnel for the American Banking Association and the National Association of Security Dealers.

   Immigration. The INS uses Identix's Biometric Imaging products to perform background checks on persons who enter the United States and persons seeking naturalization.

   Social services. Social service agencies in five states use Identix's Biometric Imaging products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

   Motor vehicle licensing. Five states use the Company's Biometric Imaging products to check whether driver's license applicants have received and/or had revoked a license under different names in that state.

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

   Penetrate New Markets Through Strategic Relationships. The Company is establishing strategic relationships with a select group of market leaders to provide Biometric Security solutions for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company wishes to participate. In such cases, the Company has and will pursue relationships with companies with strong positions in these markets. For example, the Company has developed Biometric Security products in cooperation Compaq Computers for low cost PC network security, Novell Incorporated for Netware/NDS network support, and Motorola for the next generation of low cost very small optional fingerprint readers. In addition, the Company has developed relationships with two of the leading AFIS suppliers in the world, NEC Technologies, Inc. ("NEC"), and Sagem Morpho, Inc. ("Sagem Morpho"), to provide forensic quality Biometric Imaging to government agencies. The Company intends to continue to focus on developing strategic relationships with OEMs, system integrators and resellers who serve as prime contractors for large, integrated systems in the domestic and international markets.

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

Biometric Security Products

   The Company's Biometric Security products operate by comparing an individual's fingerprint with a previously recorded mathematical characterization, or template, of that fingerprint. The template can be stored in a computer's memory, in a stand-alone Biometric Security product or a smart card. When requesting access or authorization the user identifies himself with a PIN or coded identification card and then places his finger on the platen of the Biometric Security system. The system compares the finger placed on the platen with the stored template to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied.

   DFR-200. The DFR-200 is a small optical fingerprint reader about the size of two match books. This fingerprint reader is used in PC security products shipped by Compaq, KeyTronic and others, and works with BioLogon software to scan a person's finger image and match it against a previously enrolled image for positive user authentication.

   Algorithms. Before the acquisition of Identicator Technology, Identix used proprietary pattern recognition algorithms it had developed in its Biometric Security range of products. With the acquisition of Identicator Technology, Identix now has available both the pattern matching algorithms and minutae based algorithms developed by Identicator Technology. This provides Identix with the benefits of being backward compatable with the TouchLock II products.

   BioLogon. BioLogon is a family of software products for stand-alone and networked PC security. BioLogon replaces hard-to-remember passwords with a touch of a finger to gain access to PC's and networks. BioLogon is integrated with Microsoft's Network Security Architecture. Other products in the family include BioCard, which integrates smart cards for network access, BioShield, which prevents access to applications and holds passwords in a password-bank, and BioSafe, which allows users to create "safes" or groups of encrypted files and folders.

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

   Fingerlan III. Fingerlan III is system management software for use with TouchLock II and TouchClock II products designed to allow the authorized system manager the ability to limit access of specific individuals to certain times or to certain locations, as well as to create an audit trail of all entries, alarms, enrollments, system changes and impostor attempts. Fingerlan III is compatible with Microsoft Windows.

   Customized Software. The Company works with its customers to develop software developer kits, including for BioLogon, Fingerlan III and technology for 1:1 and 1:many matching. The Company also works with its customers to develop software applications and provides software developer kits for customized applications.

   Fingerscan V20. Through the acquisiton of Identicator Technology, Identix has been able to create its latest access control product. Fingerscan V20 combines the Identicator Technology technology and algorithm with Identix technology to create an innovative highly functional access control device. The combination of the Identix and Identicator Technology technologies opens up the possibilities of universal access. Users will be able to access a building, an office door and a PC all with the placement one of their fingers. Fingerscan V20 is backward compatable to TouchLock II products and provides additional functionality by incorporating capability for ethernet, proximity cards and smart cards.

Biometric Imaging Products

   The Company's Biometric Imaging products are used for the capture, storage and management of high resolution forensic quality fingerprint images and other identifying information.

   TouchPrint 600 Live-Scan System. The Company's TouchPrint products are computer-based, inkless live-scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines or a wide area network to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and demographic information than the conventional "ink-and-roll" method. The TouchPrint 600 workstation and printer system was the first system accredited under the FBI's Image Quality Specifications standard. Accreditation to this specification is required for direct electronic submission of fingerprint images to the FBI's integrated AFIS. In addition to law enforcement applications, other applications for the TouchPrint systems include background checks of prospective employees by public and private sector employers. TouchPrint 600 systems typically integrate a high resolution scanner with digital signal and video processing boards, multi-processing application software, a multi-tasking computer, monitors as well as a laser printer enclosed in a cabinet.

   TouchPrint 600 Applicant Fingerprint System. The TouchPrint 600 Applicant Fingerprint System produces forensic-quality tenprint records by electronically scanning and capturing rolled and plain fingerprints. It employs the same high quality scanner utilized in the FBI-accredited TP 600 workstation and provides all the high performance imaging features required by law enforcement applications. The unit is contained in a small table-top housing with an integral keyboard for data entry and a single high contrast LCD display, thus providing forensic quality imaging for the civil marketplace at a lower cost.

   TouchPrint 600 Card Scan System. The TouchPrint 600 Card Scan System provides digitization of inked fingerprint images that were originally recorded on 10-print card stock. The TouchPrint 600 Card Scan System is designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. The TouchPrint Card Scan System has a flat-bed scanner on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.

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

   Single Fingerprint Imagers. TouchView II, DFR90 and DFR98 are specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. These products are designed to be used primarily by system integrators as optical fingerprint capture devices which supply fingerprint images to a frame grabber that digitizes the image for computerized fingerprint database systems for identification matching. The Company's single-finger print imagers are incorporated by OEMs into turnkey systems and are used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing.

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

ANADAC Services

   The Company provides information technology, engineering and management consulting services to private and public sector clients through ANADAC, which is headquartered in Arlington, Virginia. ANADAC's services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. ANADAC provides these services through business units organized around the following areas:

   Information Technology Services. ANADAC's Information Technology organizations provide business process analysis and business process engineering as well as system design, development, integration and implementation services to automate a client's workflow thereby improving operational efficiency and solving business problems. The IT solutions incorporate a variety of technologies such as digital imaging, biometric imaging, networking, relational database development and management, telecommunications and integration of nonhomogeneous software and hardware into a single homogeneous environment.

   The IT organization focuses on providing acquisition, design, development and integration support for imaging systems in a variety of different applications ranging from law enforcement to office and business applications to automated storage and retrieval. The IT organization utilizes the Company's DocuColor image file management system to provide customers a file management system that allows users to capture, catalog, index, store and retrieve data, digital video images and document images using a file folder paradigm. The
IT organization also develops and implements biometric solutions using the Company's products. For example, the IT organization has been a systems integrator for the Maryland Department of Public Safety and Cook County Sheriff's Department whereby they integrated the Company's TouchPrint 600 live-scan system, the Company's DocuColor mugshot and file management system and the customers' criminal justice information systems. The IT organization also designs and implements other imaging systems using "off-the-shelf" or commercially available products that satisfy its clients' requirements.

   The IT organization has a Federal Supply Schedule (FSS) through the General Services Administration ("GSA") which provides computerized catalog for federal and state agencies to easily procure order equipment and services. Through the GSA FSS program, ANADAC streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient matter. Originally the IT organization implemented the GSA FSS program for internal use; now however, the IT organization allows third parties for a fee to sell through the Company's GSA contract. The current contract has a 5 year base period of performance and a 5 year follow-on option.

   Defense Sciences. ANADAC's Defense Science organizations are leaders in assisting clients manage complex programs with a wide variety of skills and tools to support the planning, systems engineering, designing, scheduling, and monitoring weapon systems for National Defense purposes. Their professionals provide detailed analysis of process and procedures for tactical and non-tactical systems. They assist in optimizing the allocation of scarce resources and work closely with design engineers to achieve the optimum balance between capability, supportability, and system costing. In September 1995, ANADAC's Defense Sciences was awarded a contract for program management engineering services by the Naval Sea Systems Command in support of the AEGIS Combat Shipbuilding Program. The contract generated approximately $7 million per year in revenue in the past four years, and is estimated to have a total contract value of approximately $38 million.

   Facilities Services. ANADAC's Facilities Services assist large property owners deal with many complex technical issues in the areas of facilities design, engineering, cost estimating, project management, tenant coordination, and move services. Their staff of facilities professionals include engineers, as well as technicians skilled and experienced as owner representatives in all aspects of facility management design, construction, renovation, and maintenance. They work on behalf of clients to ensure that their projects are completed successfully, on-time and within budget. An example contract includes functioning as the construction manager for GSA's 10-year renovation of the White House and Executive Office buildings.

   Legislative Demographic Services, Inc. ANADAC's wholly owned subsidiary Legislative Demographic Services, Inc. provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying Federal and state legislatures. The product line matches customer data files and produces demographic data information by politician to include, their committees, positions on issues and individual voting records. This process allows customers to analyze politician's views, and then mobilize employees, suppliers and/or members in an attempt to influence political positions. Most recently, it's been used to analyze potential political impacts on mergers, acquisitions, and industrial plant closings.

   A substantial portion of ANADAC's business comes from government agencies, which subjects the business to certain additional risks.

Fingerprinting Services

   Certain employers, including federal or state government agencies, child care, securities and gaming licensing agencies require a background check, including a fingerprint check, as a condition of employment. Usually, an applicant is required to go to a police station for ink fingerprinting and then submit the fingerprint card to the employer for submission to the state authorities or the FBI to perform a background investigation. If the fingerprint card is rejected, an applicant then must go through the process again.

   The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting business. In September 1997, the Company entered into a joint venture agreement with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. The joint venture (Sylvan/Identix Fingerprinting Centers LLC) currently has more than fifty fingerprinting locations around the country. Its customers include state agencies and school districts in Illinois and California, two major airlines, the American Banking Association and the National Association of Securities Dealers. Fingerprinting services are provided on a contract basis using Identix live-scan systems and the joint venture earns fees for each user of the services.


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

Product Development

   The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases reduce the costs, of its existing products as well as to increase the breadth of the Company's product offerings. The Company's expenditures for research, development and engineering totaled $6,011,000, $4,572,000 and $2,754,000 in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

   The Company's development programs have recently focused on: the next generation Biometric Security devices which are being developed to be smaller, faster, more reliable and cost effective than currently available devices; Biometric Security end user software applications; the next generation Biometric Imaging products; and enhancement of the Company's current live-scan products.

Sales, Marketing and Support

   The Company markets its Biometric Security physical access products and Biometric Imaging product lines directly to end users through its internal sales force, and indirectly through authorized representatives, dealers, distributors, VARs, system integrators and OEMs. The Biometric Security I.T. products are marketed through a highly leveraged distribution model via OEMs such as Compaq, KeyTronics, UNISYS, Cherry Electronics and SCM Microsystems, and distribution for E-commerce through Internet suppliers. The Company's sales organization is divided into four regions: North America; Asia Pacific; Latin America; Europe, Middle East and Africa.

   Biometric Security Products. The Company's Biometric Security products are sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs and OEMs. Sales activity is concentrated in the markets of enterprise network security, banking (financial transactions), time-and-attendance, access control and government (personal verification). The Company has sales, service and product marketing in most regional sales offices to provide the customers with complete sales and maintenance support.

   Sales activity varies widely from single identification devices sold by internet fulfillment houses to complex, networked solutions sold by system integrators, such as PC network security, financial transaction authorization, time-and-attendance and building access. The success of these sales depends on the Company's ability to provide integrated solutions that are usually software based and providing software developer kits. The majority of the service and support activities relate to these software and integration issues.

   Biometric Imaging Products. The Company's Biometric Imaging products are marketed domestically and internationally primarily through a direct sales force and sales representatives. Identix also teams with two major AFIS vendors, NEC and Sagem Morpho, to provide TouchPrint 600 systems or OEM versions of those systems for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its Biometric Imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

   The Company's TouchPrint 600 live-scan system is generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation and implementation process can extend over several months or years, although for existing customers that are adding to or upgrading their systems, the sales cycle is considerably shorter and these sales often are not required to go through the bid process.

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

   The Company's Biometric Imaging products carry a 90-day warranty and extended service and warranty are offered through a choice of maintenance contracts. The Company's Biometric Security products carry between a 90-day to a one year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company passes on to its customers the standard warranties provided by those manufacturers. Service centers are located in California, Michigan, Virginia, Australia, Britain and Switzerland.

   ANADAC Services. ANADAC markets its services directly to United States government agencies, including the DOD, and to commercial entities.

Backlog

   Product sales are generally made pursuant to purchase orders, which are subject to cancellation. The Company typically ships its products within sixty days of receipt of an order. For its government services business, amounts in backlog are often not funded and, even if they are funded, are subject to cancellation by the contracting agency. Accordingly, the Company believes that backlog at any given time cannot be considered a meaningful indicator of future financial performance.

   Identix had product backlog of $3,354,000 on June 30, 1999, all of which is scheduled to be shipped and recognized as revenue in fiscal 2000. Identix had product backlog of $4,865,000 on June 30, 1998 and $2,558,000 on June 30, 1997.

   ANADAC had services backlog of $121,684,000 on June 30, 1999, of which $25,200,000 is scheduled to be provided and recognized as revenue in fiscal 2000. ANADAC had services backlog of $139,316,000 on June 30, 1998 and $44,450,000 on June 30, 1997.

Patents and Trade Secrets

   The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's products business will depend in part on its proprietary technology and the Company's protection of that technology.

   The Company holds the following patents:

  . one U.S. patent expiring in 2004 and ten foreign patents on one version of the Company's optical fingerprint reading device;

  . one U.S. patent expiring in 2008 and six foreign patents on a fingerprint analysis algorithm;

  . one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint;

  . one U.S. patent expiring in 2014 and two foreign patents on the Company's curved platen design palm scanner;

  . one U.S. patent expiring in 2014 covering a system for obtaining a plain image of multiple fingerprints;

  . one U.S. patent expiring in 2015 covering a version of the Company's optical fingerprint reading device including a heated optical platen;

  . one U.S. patent expiring in 2015 covering a system for electronically acquiring fingerprint images;

  . one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture;

  . one U.S. patent expiring in 2016 covering a method for enhancing live-scan fingerprint reader images.

   The Company also holds eight U.S. trademarks for its biometric security I.T. products.

   Identix has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has seven patent applications pending in the United States and seven in foreign countries, and twenty-one trademark applications pending in the United States. There is a risk that claims allowed on any patents held by the Company may not be broad enough to protect the Company's technology. In addition, the Company's patents or trademarks may be challenged, invalidated or circumvented and Identix cannot be certain that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent or trademark protection on the Company's technology or the circumvention of its patent or trademark protection by competitors could have a material adverse effect on the Company's ability to compete successfully in its products business. The Company cannot be certain that any existing or future patent or trademark applications by the Company will result in issued patents or trademarks with the scope of the claims sought by the Company, or at all. Morever, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. There is a risk that the Company has infringed, or will in the future infringe, patents or trademarks owned by others, that the Company will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to the Company, and that such licenses will not be available to the Company, on acceptable terms, if at all.

   The Company may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and limitations on the scope or validity of our patents or trademarks.

   The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There is a risk that these agreements may be breached, and that remedies available to the Company will not be adequate. In addition, the Company's trade secrets and proprietary know-how may otherwise become known or be independently discovered by others.

Competition

   The markets for Biometric Security and Biometric Imaging products are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by the Company. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in its significent research and development activities. There is a risk that the Company may not be able to make the technological advances necessary to compete successfully in its products business. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. The Company's competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render the Company's products obsolete.

   A significant number of established and startup companies are developing and marketing software and hardware for fingerprint Biometric Security applications that could compete directly with the Company's Biometric Security products. Some of these companies are developing semiconductor or optically-based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company's products. The Company's Biometric Security products also compete with non-biometric technologies such as traditional key, card and surveillance systems and passwords.

   The Company believes that the most important competitive factors for Biometric Security products are the degree of security provided, ease of use, functionality, price and reliability. In applications such as controlled access to computers, ATMs and electronic funds transfer, the Company faces competition from technologies relying on PIN numbers or passwords. In competing with these non-biometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, the replacement of computer passwords by the Company's Biometric Security Information Technology ("I.T.") products is a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company's Biometric Security products. For example, card key systems can be integrated with Biometric Security systems to supply different levels of security within a facility.

   The Company believes that the most important competitive factors for the Biometric Imaging products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price and reliability. Identix's Biometric Imaging products face competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Digital Biometrics, Inc., Heimann Biometric Systems GmbH and Printrak International, Inc.

   In its Government Services business, the Company faces substantial competition from professional service providers and systems integrators of all sizes in the government marketplace. ANADAC is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, it may lose its ability to compete successfully in the services business.

Manufacturing

   The Company limits its manufacturing activities to the assembly, repair and testing of proprietary subassemblies. Printed circuit board and other mechanical and optical assemblies assemblies are fabricated by highly automated, ISO certified, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Biometric Security information technology products are fully outsourced to contract partners.

   The Company currently uses certain components and sub-assemblies which are sole sourced, the most important of which are the charge coupled and CMOS imaging devices, ASICs for the Biometric Security products and proprietary optical coatings for the Biometric Imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, the Company may not be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

   As of September 1, 1999, Identix had 147 employees working in its products business, of whom 31 were engaged in research, development and engineering, 20 in production and production support, 68 in sales, marketing and field service and 28 in general administration and finance. As of September 1, 1999, Identix had 234 employees working in its services business, of whom 206 were service providers, 8 were engaged in sales and marketing and 20 were engaged in general administration and finance. None of Identix's employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

Financial Information about Segments

   For the financial information about the Company's operating segments, see
Note 9 to the Consolidated Financial Statements.

                                  RISK FACTORS

   The Company's operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this Annual Report on Form 10-K or in other reports, press releases or other statements issued from time to time.

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

   A significant number of established and startup companies are developing and marketing software and hardware for fingerprint biometric security applications that do or will compete directly with our biometric security products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products.

   Our biometric security products also compete with non-biometric technologies such as traditional key, card, surveillance systems and passwords.

   Our biometric imaging products face intense competition from a number of competitors who are actively engaged in developing and marketing livescan products, including Digital Biometrics, Inc., Heimann Biometric Systems GmbH and Printrak International Inc.

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

The biometrics industry is characterized by rapid technological change and evolving industry standards, which could render existing products obsolete.

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

   Further, the lead-time for ordering parts and materials and building our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

We derive a majority of our revenue from government contracts, which are often non-standard, involve competitive bidding and may be subject to cancellation without penalty.

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

   During fiscal 1999, we derived approximately 90% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

   During fiscal 1999, we derived approximately 83% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is in the process of auditing ANADAC for the period from July 1, 1995 to June 30, 1997. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's business, financial condition and results of operation.

We rely on marketing partners to distribute our products and may be adversely affected if those parties do not actively promote our products or pursue installations that use our equipment.

   A significant portion of our product revenues comes from sales to marketing partners including OEMs, systems integrators, distributors and resellers. Some of these relationships are formalized in agreements; however, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our marketing partners devote to activities on our behalf.

   We intend to continue to seek strategic relationships to distribute and sell certain of our products. We, however, may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

Loss of sole or limited source suppliers may result in delays or additional expenses.

   We obtain certain components and complete products from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

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

We depend on products and services provided by International Technology Concepts, Inc.

   Our Biometric Security Division, Information Technology purchases certain complete biometric security I.T. products, components of I.T. products and engineering services related to the development of products from International Technology Concepts. If we were to lose International Technology Concepts as a supplier of these products and engineering services, we would be required to find alternative suppliers for the products and services or hire additional engineering personnel to provide the services, which could delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment may have a material adverse effect on our financial results and stock price.

The success of our strategic plan to pursue sales in international markets may be limited by risks related to international trade and marketing.

   During fiscal 1999, we derived 12% of our product revenues from international sales. We currently have offices in Australia, Singapore, Brazil, Britain and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries. Our product revenues attributable to international sales declined by 33% in fiscal 1999 from fiscal 1998, mainly due to a decline in sales resulting from economic instability in Asia.

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

   As of June 30, 1999, we had $15,713,000 in working capital, which included $3,013,000 in cash and cash equivalents. In addition, we had $2,760,000 available under our bank line of credit, which expires in December 1999. ANADAC had $4,760,000 available under its bank line of credit, which expires in March 2000. In early July 1999, the Company raised cash of $15,000,000 through a private placement of its common stock. However, we may need to raise additional debt or equity financing in the next 12 months if current sources of capital are not sufficient to finance our operations or if our lines of credit are not renewed or if we fail to obtain a waiver of any covenant breaches under our lines of credit. During fiscal 1999, the Company defaulted on two covenants in the bank line of credit, for which the Company obtained waivers of default from the bank. We may not be able to obtain additional equity or debt financing on terms that are not excessively dilutive to existing stockholders or more costly than existing sources of debt financing.

One stockholder owns a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

   As of September 1, 1999, Ascom USA, Inc. beneficially owned approximately 15% of our outstanding common stock. This concentration of ownership may delay or prevent a change in control of the Company. Ascom deposited all of its shares into a voting trust that expires in 2004. Ascom has preemptive rights with respect to issuances of Identix securities and registration rights with respect to the securities it holds. In May 1999, the Company filed a registration statement covering the resale of 1,700,000 shares by Ascom. If Ascom sells a significant number of our shares in the open market pursuant to the registration statement or otherwise, our common stock price may be adversely affected. In addition, we may not be able to obtain additional financing on favorable terms in the future because of Ascom's preemptive rights and registration rights.

We may experience unanticipated expenses and other problems related to Year 2000 issues.

   Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives. We have a program for evaluating and addressing risks related to the Year 2000 that is described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that our remedial efforts do not adequately address identified Year 2000 problems. Our products are used in systems that perform a number of critical functions. For example, the biometric security products are used to verify individual identity in a number of high-risk situations such as prisons and airports. The biometric security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Further, biometric imaging products are used in law enforcement to automate the booking process and used to screen applicants for various public programs. Although we believe that we should not have liability for a system failure relating to the Year 2000, any failure in these or other critical applications could potentially require us to expend substantial resources to assist in remediating the failure or result in litigation to ascertain liability or recover costs.

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

   We principally rely upon patent, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents or trademarks may infringe upon or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours.

   There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

   We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and limitations on the scope or validity of our patents or trademarks.

   We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

If we fail to adequately manage growth of our business, it could have a severe negative impact on our financial results or stock price.

   We have experienced significant growth in past years and believe that in order to be successful we must grow rapidly. In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth we experience effectively.

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

   Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, and is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive. We are dependent on the services of certain key personnel, including the following:

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

  . Oscar Pieper, Vice President, Business Development, has approximately thirty years of experience in the biometrics industry and is considered one of the industry's pioneers.

  . Grant Evans, Vice President, Biometric Security Division, Information Technology, has established relationships with major companies and plays a central role in the company's marketing strategy.

  . Yuri Khidekel, Vice President, Software, Biometric Security Division, Information Technology, and Yury Shapiro, Vice President, Hardware, Biometric Security Division, Information Technology, serve as key researchers and developers and are responsible for Identicator Technology's research and development activities.

If we lose the services of key personnel, it could have a severe negative impact on our financial results and stock price.

Our business operations may be adversely affected in the event of an earthquake.

   Our corporate headquarters and most of our research and development operations are located in Silicon Valley in Northern California, a region known for seismic activity. An earthquake or other significant natural disaster could have a material adverse impact on our business, financial condition and operating results.

Item 2. Properties

   Identix leases approximately 40,000 square feet of space in Sunnyvale, California for manufacturing, research and administration. The monthly lease payments are $35,000 a month plus taxes, insurance and maintenance costs and the lease expires April 30, 2001. Sales and service offices are leased in Sydney, Zurich, Rio de Janiero and Singapore with an aggregate net monthly lease payment of approximately $10,000. Identix also services customers from sales offices in California, Georgia, Virginia, Florida, Maryland and Michigan. Identix also has small offices in Illinois primarily providing engineering services. ANADAC leases approximately 42,000 square feet in four locations in Virginia with aggregate monthly lease payments of $83,000, which expire at various dates through 2001. ANADAC also services customers from offices leased in Mississippi, Massacuchetts and Maryland. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. The Company believes that its facilities are adequate for its operations for the foreseeable future.

Item 3. Legal Proceedings

   The Company is not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders

   No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 1999.

Supplemental Item. Executive Officers of the Company

   The executive officers of Identix, and their ages as of September 1, 1999, are as follows:

             Name           Age                              Position
             ----           ---                              --------
   Randall C. Fowler.......  60 Chairman, Chief Executive Officer and Director
   James P. Scullion.......  43 President, Chief Financial Officer, Director and Secretary
   Paul J. Bulger..........  38 President and Chief Executive Officer of ANADAC, Inc.
   Daniel F. Maase.........  55 Vice President, Biometric Imaging Division
   Oscar R. Pieper.........  63 Vice President, Business Development
   Grant Evans.............  41 Vice President, Biometric Security Division, Information Technology
   William Spence..........  39 Vice President, Biometric Security Division, Physical Access
   Gary L. Cauble..........  48 Vice President, Information Systems
   John E. Bruce-Smith.....  42 Vice President, Finance & Accounting
   Michael Pearson.........  49 Vice President, Biometric Imaging Sales
   Edward Clark............  51 Vice President, Manufacturing

   Randall C. Fowler is Chairman of the Board of Directors and Chief Executive Officer of the Company, positions he has held since founding the Company in 1982. Mr. Fowler was the President of the Company from 1982 until 1998. Mr. Fowler is a Director of Ophthalmic Imaging Systems, a position he has held since 1998.

   James P. Scullion was appointed President of Identix in April 1999. He was previously Executive Vice President since July 1996 and Vice President, Finance since 1990. He has been a Director of the Company since 1998. He is Chief Financial Officer of the Company, a position he has held since 1990. From 1986 to 1990, he was Vice President, Finance and Chief Financial Officer at DataTrak, Inc., a manufacturer of security access systems.

   Paul J. Bulger, President and Chief Executive Officer of ANADAC joined ANADAC in March 1994 as Corporate Vice President for Business Development until being appointed Chief Operating Officer in June 1998. He was appointed to his present position in January 1999. Prior to that, he was a stategic planning consultant with W. S. Thompson Associates from March 1992 to February 1994.

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

   Oscar R. Pieper, Vice President, Business Development, founded Identicator Technology in 1994 and served as President until July 1999, when he was appointed to his present position. He is also the President of Identicator Inc., a position he has held since founding that company in 1971.

   Grant Evans, Vice President, Bio Security Division--Information Technology, consulted to Identicator Technology Inc. from 1997 to April 1999 and served as Vice President Sales & Marketing of Identicator Technology, Inc. from 1997 until being appointed to his present position in July 1999. Prior to Identicator Technology, he was Vice President of Business Development for Logistix Inc. from 1994 to 1997.

   William J. Spence, Vice President, Biometric Security Division--Physical Access Control, joined the Company in May 1999. Prior to joining Identix, he worked for Recognition Systems, Inc., a leading provider of hand geometry biometric products initially as Regional Sales Manager in 1991, and since 1995 as Vice President of Sales and Marketing.

   Gary L. Cauble, Vice President, Management Information Systems, joined the Company in August 1995 as Vice President Manufacturing before being appointed to his present position in April 1999. Prior to joining Identix, from 1990 to 1995, he was assistant Division Manager/Operations Manager at Bell Industries.

   John E. Bruce-Smith, Vice President, Finance & Accounting, joined Identix Australia Pty Limited as Controller in November 1997 and served as Controller of Identix from April 1998 through August 1998, before being appointed to his present position in September 1998. Prior to joining Identix, he worked as a financial project manager at Racal Telecommunications Ltd in England from February 1997 through September 1997. Prior to that, Mr. Bruce-Smith served in various financial capacities with AWA Limited in Sydney from 1990 through 1996, most recently serving as Assistant Chief Financial Officer.

   Michael Pearson, Vice President, Biometric Imaging Sales, joined the Company in October 1996 as Director, North American Sales & Marketing before being appointed to his present position in April 1999. Prior to joining Identix, he was with Sagem Morpho Inc. from 1988 to 1996, in various senior sales capacities.

   Edward Clark, Vice President, Manufacturing, joined the Company in August 1998 as Director of Manufacturing Operations before being appointed to his present position in April 1999. Prior to joining Identix, he was Manager of Materials and DiePak Manufactiring at AEHR Test Systems, Inc. from 1996 to 1998. Prior to that, Mr. Clark was Manager of Materials and Logistics at Nancy's Speciality Foods, Inc. from 1992 to 1995 and Director of Materials at Greyhawk Systems, Inc. from 1986 to 1992.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

   The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

   The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                               High      Low
                                                               ----      ---
   Fiscal year ended June 30, 1999
   Fourth Quarter............................................. 11 11/16   6 5/16
   Third Quarter.............................................. 10 1/4     5 1/2
   Second Quarter.............................................  10         5
   First Quarter..............................................  8 3/8     4 9/16
   Fiscal year ended June 30, 1998
   Fourth Quarter.............................................  8 9/16    5 5/8
   Third Quarter.............................................. 10 1/2     8 1/2
   Second Quarter............................................. 11 5/8     9 5/16
   First Quarter.............................................. 11 13/16   8 3/4

   The last reported sale price of the common stock on the AMEX on September 1, 1999 was $8.0625. As of September 1, 1999, there were 1,285 stockholders of record.

   The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

Item 6. Selected Financial Data

   The selected consolidated financial data set forth below with respect to the Company's statements of operations data for the years ended June 30, 1999, 1998 and 1997 and with respect to the balance sheets at June 30, 1999 and 1998 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 1996 and 1995, and consolidated balance sheet data at June 30, 1997, 1996 and 1995 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                  Fiscal year ended June 30,
                         ----------------------------------------------------
                           1999         1998     1997     1996         1995
                         --------     -------- -------- --------     --------
                            (in thousands, except per share data)
Statement of Operations
 Data:
Revenues................ $ 81,762     $ 79,374 $ 52,543 $ 38,541     $ 27,014
Net income (loss).......  (13,419)(1)      768      518   (3,441)(2)     (715)
Net income (loss) per
 share:
  Basic.................    (0.52)        0.03     0.02    (0.15)       (0.04)
  Diluted...............    (0.52)        0.03     0.02    (0.15)       (0.04)
Share used in computing
 net income (loss) per
 share:
  Basic.................   25,932       25,104   24,817   23,485       19,371
  Diluted (3)...........   25,932       25,669   25,586   23,485       19,371

Balance Sheet Data:
Cash and cash equivalents................... $3,013 $  753 $2,510 $  981 $3,842
Working capital............................. 15,713 18,153 15,477 14,914  9,571
Total assets................................ 71,446 42,012 32,440 27,107 18,104
Long-term debt and convertible debt.........    --     --     --     127    --
Shareholders' equity........................ 51,589 22,910 20,898 19,472 12,274

--------
(1) Includes a $10,044,000 write-off of acquired in-process research and development and a reorganization charge of $1,648,000 related to the acquisition of Identicator Technology, Inc.
(2) Includes a $4,723,000 write-off of acquired in-process research and development related to the acquisition of Fingerscan Pty Ltd.
(3) See Note 1 to the Consolidated Financial Statements for an explanation of net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

   The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under "Risk Factors" in Item 1 and the other risks identified in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

   On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T"), a privately-held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software into Identix's Biometric Security products. The acquisition was accounted for as a pooling of interests. The Company's fiscal 1997 consolidated financial statements include the accounts and operations of BA&T. See Note 2 of Notes to Consolidated Financial Statements.

   On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services through Sylvan's testing centers nationwide. As of October 1, 1997, the business of IAS has been conducted through the joint venture, Sylvan/Identix Fingerprinting Centers, LLC ("SIFC").

   In February 1998, the Company implemented a restructuring of the Biometric Security Division. Management of the Division was transferred from Fingerscan Pty Ltd ("Fingerscan") in Australia to Identix. The following functions were transferred to personnel employed in the U.S. by Identix: management control and responsibility for profitability; global sales and service; engineering; product development and manufacturing. The remaining operations of Fingerscan consist of a sales and service office for the Australian market. Management determined that the functional currency of Fingerscan had changed from the Australian to the U.S. dollar and that the above actions constituted a substantial liquidation of Fingerscan.

   On April 26, 1999, the Company acquired Identicator Technology, Inc. ("Identicator Technology"), a privately-held developer of biometric fingerprint identification technology for information technology applications. The acquisition was accounted for as a purchase. Identicator Technology is now part of the Company's Biometric Security Division and its operations are currently located in San Bruno, California. The Company's Fiscal 1999 Consolidated Financial Statements include the results of Identicator Technology from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

 Fiscal Years Ended June 30, 1999 and 1998

   Revenues. Total revenues for fiscal 1999 were $81,762,000 compared to $79,374,000 for fiscal 1998. For fiscal 1999 the increase in total revenues of 3% is due to an increase in the Company's services revenues.

   The Company's product revenues were $34,228,000 for fiscal 1999, compared to $34,720,000 in fiscal 1998. For fiscal 1999, the decrease in product revenues of 1% was due to decreased shipments of the Company's Biometric Imaging product group, mainly the TouchPrint 600 product line. This decline in product revenue was net of revenues generated by Identicator Technology from the acquisition date of $958,000. International sales accounted for $4,083,000 or 12% of the Company's product revenues for fiscal 1999, compared to $6,350,000 or 18% for fiscal 1998. The decrease in international sales for the year was primarily due to a decline in sales in Asia and the decline in Biometric Security product sales which compose the majority of international revenues. The Company's international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company's product business did not have any one customer account for 10% or more of total revenues in either fiscal 1999 or fiscal 1998.

   The Company's services revenues were $47,534,000 for fiscal 1999 compared to $43,576,000 for fiscal 1998. The increase in services revenues of 9% for fiscal 1999 was due primarily to increases in U.S. government purchases through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the General Services Administration negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For fiscal 1999, revenues directly from the DOD and from other U.S. government agencies accounted for 90% of the Company's total services revenues compared to 87% in fiscal 1998.

   During fiscal 1999, the Company derived approximately 83% of its services revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts compared to 79% in fiscal 1998. The increase in the percentage of revenues generated by T&M and FFP contracts is primarily due to the increase in third party services purchased through the Company's GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997.

   The Company's services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 17% of its services revenues for fiscal 1999, compared to 21% for fiscal 1998. The decrease in the percentage of revenues generated by CPFF contracts is primarily due to the increase in third party services purchased through the Company's GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

   On July 1, 1998, the Company transferred certain revenue producing contracts to SIFC that had been previously sub-contracted to SIFC, resulting in no fingerprinting services revenues in fiscal 1999 compared to $1,078,000 in fiscal 1998. The Company now receives license fees which are recorded in interest and other income.

   Gross margin. Gross margin on product revenues was 49% for fiscal 1999, as compared to 51% in fiscal 1998. The decrease in gross margin was primarily due to competitive pricing in the biometric imaging market. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

   Gross margin on services revenues was 13% for fiscal 1999 as compared to 14% for fiscal 1998. The decrease in gross margin for the year was primarily due to an increase in third party services sold through the GSA contract maintained by ANADAC which often has a lower profit margin.

   Research, Development and Engineering. Research, development and engineering expenses were $6,011,000 or 18% of product revenues for fiscal 1999, compared to $4,572,000 or 13% for fiscal 1998. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products, and the addition of Identicator Technology's engineering expense from April 26, 1999. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in fiscal 2000.

   Marketing and Selling. Marketing and selling expenses were $10,207,000 or 12% of total revenues for fiscal 1999 compared to $9,107,000 or 11% of total revenues for fiscal 1998. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing to promote the Company's products and services globally, to expand its customer support organization and to the addition of Identicator Technology's selling and marketing costs from April 26, 1999. The Company expects marketing and selling expenses to continue to increase in absolute dollars in fiscal 2000.

   General and Administrative. General and administrative expenses were $7,458,000 or 9% of total revenues for fiscal 1999, compared to $8,221,000 or 10% of total revenues for fiscal 1998. The decrease in general and administrative expenses was primarily due to the reorganizaion of the Biometric Security Division in 1998, in which the majority of the administrative functions were transferred from Fingerscan in Australia to Identix and a reduction in litigation charges of $346,000. The decrease was partially offset by an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure, as well as the addition of Identicator Technology's general and administrative functions and amortization of acquired intangible assets from April 26, 1999.

   Reorganization and Other Non-Recurring Costs. Reorganization and other non-recurring costs were $1,648,000 for fiscal 1999 compared to $717,000 for fiscal 1998. The costs for fiscal 1999 were primarily from the rationalization of redundant functions and products following the acquisition of Identicator Technology, which resulted in severance costs, write-off of capitalized software and an increase in the inventory obsolesence reserve. In 1998, these costs consisted primarily of a $460,000 write-off of cumulative translation adjustment and, to a lesser extent, the write-off of deferred offering costs and severance costs relating to the streamlining of the Company's international operations.

   Interest and Other Income (Expense), net. For fiscal 1999, interest and other income was $383,000 compared to interest and other income of $66,000 for fiscal 1998. Interest and other income for fiscal 1999 is primarily composed of license fee income from SIFC which was $175,000 and interest income of $74,000.

   Interest Expense. Interest expense was $445,000 for fiscal 1999, compared to $239,000 for fiscal 1998. The increase was due to increased levels of borrowings under the lines of credit to fund working capital requirements.

   The weighted average interest rate paid by the Company on borrowings under its line of credit (the "Identix Line of Credit") for fiscal 1999 and 1998 was 8.25% and 8.5%, respectively. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during fiscal 1999 and 1998 was 8.0% and 8.5%, respectively.

   Income Taxes. Income tax expense was $21,000 and $45,000 for fiscal 1999 and fiscal 1998, respectively, and consisted of certain State franchise taxes. In fiscal 1999, the Company's effective tax rate is below the statutory rate due to the net loss incurred.

   Equity Interest in Joint Venture. The equity interest in joint venture was a loss of $299,000 for fiscal 1999 compared to a loss of $171,000 in fiscal 1998 and represents the Company's 50% share of the results of SIFC.

 Fiscal Years Ended June 30, 1998 and 1997

   Revenues. Revenues for fiscal 1998 were $79,374,000, compared to $52,543,000 for fiscal 1997. For fiscal 1998 the increase in revenues of 51% is due to increases in both the Company's product revenues and services revenues.

   The Company's product revenues were $34,720,000 for fiscal 1998, compared to $26,652,000 in fiscal 1997. For fiscal 1998, the increases in product revenues of 30% was due to increased shipments of the Company's Biometric Imaging product group, mainly the TouchPrint 600 product line. In addition, increased sales of the TouchPrint 600 product line have generated additional revenues from maintenance support agreements and related customer support. The increase in Biometric Imaging sales was partially offset by a decline in the Company's Biometric Security product group sales, which resulted primarily from a decline in sales in Asia related to the adverse economic events in the region. International sales accounted for $6,350,000 or 18% of the Company's product revenues for fiscal 1998, compared to $8,178,000 or 31% for fiscal 1997. The decrease in international sales for the year was primarily due to a decline in sales in Asia. The Company did not have any customer account for 10% or more of total product revenues in either fiscal 1998 or fiscal 1997.

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

   The Company's services revenues were $43,576,000 for fiscal 1998 compared to $25,891,000 for fiscal 1997. The increases in services revenues of 68% for fiscal 1998 was due primarily to increases in U.S. government purchases through the Company's GSA contract which is operated and maintained by ANADAC. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 1998, revenues directly from the DOD and from other U.S. government agencies accounted for 87% of the Company's total services revenues compared to 77% in fiscal 1997.

   The Company's services business generates a significant amount of its revenues from CPFF contracts, which accounted for approximately 21% of its services revenues for fiscal 1998, compared to 39% for fiscal 1997. The decrease in the percentage of services revenues generated by CPFF contracts was primarily due to the increase in third party services purchased through the Company's GSA contract. During fiscal 1998, the Company derived approximately 79% of its services revenues from T&M and FFP contracts compared to 46% in fiscal 1997. The increase in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the increase in third party services purchased through the Company's GSA contract.

   Gross Margin. Gross margin on product revenues was 51% for fiscal 1998, as compared to 50% in fiscal 1997 primarily due to changes in the product mix.

   Gross margin on services revenues was 14% for fiscal 1998 as compared to 20% for fiscal 1997. The decrease in gross margin for the year was primarily due to an increase in third party services purchased through the GSA contact maintained by ANADAC.

   Research, Development and Engineering. Research, development and engineering expenses was $4,572,000 or 13% of product revenues for fiscal 1998, compared to $2,754,000 or 10% for fiscal 1997. The increase in research, development and engineering expenses was primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's products.

   The actual revenues from products acquired from Fingerscan Pty Ltd based on the F3 and F4 technologies have been significantly less than the revenues estimated in determining the fair value of the in-process research and development acquired. In valuing the acquired in-process research and development, management of Fingerscan in 1996 estimated that F3 revenue for fiscal years 1997 through 2001 would be $160,000,000 and that F4 revenue for fiscal years 1998 through 2003 would be $45,000,000. The F3 technology was completed and incorporated into two products, which were introduced toward the end of fiscal 1998. Forecast revenue from F3 products is minimal. The F4 research and development project did not result in any discrete, identifiable product from which revenues are expected to be derived. In both projects, there were significant technical problems that took longer to overcome than originally expected. Further, the market demand for biometric security products based on these technologies has been smaller than originally expected due to the price of these products and a lack of market awareness.

   Marketing and Selling. Marketing and selling expenses were $9,107,000 or 11% of total revenues for fiscal 1998 compared to $8,076,000 or 15% of total revenues for fiscal 1997. The increase in marketing and selling expenses in absolute dollars was primarily due to the increased staffing and expenses to promote the Company's products and services and to expand its customer support organization.

   General and Administrative. General and administrative expenses were $8,221,000 or 10% of total revenues for fiscal 1998, compared to $6,878,000 or 13% of total revenues for fiscal 1997. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure. The increase was partially offset by a decrease in litigation charges which were $491,000 for fiscal 1998 compared to $736,000 for fiscal 1997.

   Reorganization and Other Non-Recurring Costs. Reorganization and other non-recurring costs were $717,000 for fiscal 1998. These costs consisted primarily of a $460,000 write-off of cumulative translation adjustment and, to a lesser extent, the write-off of deferred offering costs and severance costs relating to the streamlining of the Company's international operations.

   Interest and Other Income (Expense), net. For fiscal 1998, interest other income was $66,000 compared to interest other income of $232,000 for fiscal 1997. The decrease in interest and other income was primarily due to a foreign currency transaction loss of $202,000.

   Interest Expense. Interest expense was $239,000 for fiscal 1998, compared to $264,000 for fiscal 1997. The difference was due to lower levels of borrowings under the lines of credit.

   The weighted average interest rate paid by the Company on borrowings under the Identix Line of Credit for fiscal 1998 and 1997 was approximately 8.5% each year. The weighted average interest rate paid by ANADAC on borrowings under the ANADAC Line of Credit during fiscal 1998 and 1997 was 8.5% and 8.3%, respectively.

   Income Taxes. The provision for income taxes was $45,000 and $57,000 during fiscal 1998 and 1997, respectively, and consisted of certain State franchise taxes.

   Equity Interest in Joint Venture. The equity interest in joint venture was a loss of $171,000 for fiscal 1998 and represents the Company's 50% share of the results of SIFC. The joint venture did not exist in fiscal 1997.

Liquidity and Capital Resources

   The Company financed its operations during fiscal 1999 primarily from its existing working capital at June 30, 1998 and borrowings under the Identix Line of Credit and the ANADAC Line of Credit. As of June 30, 1999, the Company's principal sources of liquidity consisted of $15,713,000 of working capital, including $3,013,000 in cash and cash equivalents, and amounts available for future borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

   The Identix Line of Credit is a $10,000,000 bank line of credit secured by the personal property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.5% (8.25% at June 30, 1999). The line of credit expires on December 24, 1999. At June 30, 1999, $2,000,000 was outstanding, $1,500,000 was committed under a standby letter of credit and $2,760,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock. During fiscal 1999, the Company was in default on two of its bank line of credit covenants. The Company has obtained waivers of default from the bank for breaches of the covenants.

   The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (7.75% at June 30, 1999). The line of credit expires on March 31, 2000. At June 30, 1999, $1,089,000 was outstanding and $4,760,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

   Cash provided by operating activities was $5,808,000 during fiscal 1999. Cash provided by operating activities in fiscal 1999 primarily reflects a net loss of $13,419,000 which includes a write-off of acquired in-process research and development of $10,044,000 and also reflects reductions in accounts receivable of $3,295,000 and inventories of $1,094,000, partially offset by increases in prepaid expenses of $457,000 and deferred revenue of $382,000.

   The Company used cash of $2,123,000 in investing activities during fiscal 1999, consisting primarily of purchases of property and equipment of $1,246,000 and transaction costs related to the acquisition of Identicator Technology of $869,000.

   The Company's financing activities used cash of $1,425,000 during fiscal 1999. Financing activities consisted of repayments, net of borrowings, of $3,561,000 against the Company's lines of credit and proceeds from exercises of stock options and warrants to purchase common stock of $2,136,000.

   Identix did not have any material capital expenditure commitments as of June 30, 1999.

   The Company believes that cash flow from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2000. Further, subsequent to June 30, 1999, the Company raised cash of $15,000,000 in a private equity placement. See Note 12 of Notes to Consolidated Financial Statements. However, the Company may require additional equity or debt financing beyond the amounts currently forecasted to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

Impact of Year 2000

   Identix has instituted a program to determine whether Identix has exposure to Year 2000 problems. Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives.

   Identix's Year 2000 program consists of the following phases: (1) evaluation of Identix products; (2) development of solutions to Year 2000 issues for Identix products; (3) customer notification and support regarding Identix products; (4) evaluation and remediation of Identix's information technology infrastructure; (5) assessment of Year 2000 compliance of third party providers of critical components and services; and (6) development of contingency plans to address Year 2000 issues. Identix's Year 2000 program is overseen by its Year 2000 Committee.

   Identix has completed phases 1, 2 and 4 of the Year 2000 program. In these phases, Identix performed an evaluation of its products to determine their Year 2000 readiness. To the extent that a Year 2000 issue was identified, Identix has developed solutions to remediate the Year 2000 issues. Identix is not taking remedial action for those products that will reach the end of their support life before the end of 1999.

   Phase 3 consists of notifying customers of Year 2000 issues with Identix products and providing support to the customer's remediation efforts. The notification process has been substantially completed by June 30, 1999. Identix's remediation support activities have commenced and will continue at least through December 31, 1999. Identix's products are included in complex systems and the process undertaken by its customers to assess and remediate Year 2000 issues may be lengthy. For example, Identix has sold TouchPrint products that, at the request of the customers, use a two-digit value for the year. In this case, customer remediation is likely to require a change in the customer's workflow.

   Phase 4 was completed by March 31, 1999. Identix has identified certain internal software that required updating in order to be Year 2000 complaint. As part of Identix's maintenance contract for that software, the vendor of that software has provided Identix with an upgrade that addresses the year 2000 problem. Further, certain hardware has been identified as non-compliant and been replaced.

   Identix is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The purpose of phase 5 is to determine the Year 2000 readiness of suppliers of critical components and services. Identix has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. Identix is still in the process of collecting and evaluating responses. As of June 30, 1999 the vast majority of critical suppliers have made written claims assuring they would be able to continue to supply Identix into the year 2000. A failure of a key supplier to provide Identix with necessary components or services could result in a delay by Identix in providing products or services to its customers and have a severe negative impact on Identix's stock price or financial performance.

   Identix has not yet undertaken phase 6, the development of contingency plans to address Year 2000 concerns. Identix plans to complete this in the second half of calendar 1999 to the extent that it identifies areas where there is a significant possibility that Year 2000 compliance will not be achieved.

   Identix believes that its costs, not borne by customers, for its Year 2000 program will be less than $250,000, excluding costs associated with existing internal personnel. The costs of the program to date have been less than $30,000. Identix has used existing personnel for the Year 2000 program and has no current plans to add staff specifically for this purpose. Identix has not separately tracked the internal costs associated with the Year 2000 program.

   The Year 2000 problem is pervasive and complex and there is a risk that Identix has not identified all of the Year 2000 issues that may affect it and that any remedial efforts it takes will not adequately address any potential Year 2000 problems. Identix's products are used in systems that perform a number of critical functions. For example, the biometric security products are used to verify individual identity in a number of high-risk situations such as prisons and airports. The biometric security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Although Identix believes that it should not have liability for a system failure relating to the Year 2000, such a failure in these or other critical applications could potentially require Identix to expend substantial resources to assist in remedying the failure or result in litigation to ascertain liability or recover costs. Identix believes that this represents the most reasonably likely worst-case scenario with respect to the Year 2000.

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

   The information contained in this Form 10-K related to the Year 2000 constitutes Year 2000 Readiness Disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act. That act does not limit liability under the securities laws.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk--The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of money market securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

   Foreign Currency Exchange Rate Risk--Certain of the Company's revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  34
  Consolidated Balance Sheets as of June 30, 1999 and 1998................  35
  Consolidated Statements of Operations for the years ended June 30, 1999,
   1998 and 1997..........................................................  36
  Consolidated Statements of Shareholders' Equity for the years ended June
   30, 1999, 1998 and 1997................................................  37
  Consolidated Statements of Cash Flows for the years ended June 30, 1999,
   1998 and 1997..........................................................  38
  Notes to Consolidated Financial Statements..............................  39
Financial Statement Schedules:
  Schedule II Valuation and Qualifying Accounts and Reserves for the years ended June 30, 1999, 1998 and 1997.....................................  59

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Identix Incorporated

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
July 26, 1999

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents........................ $  3,013,000  $    753,000
  Accounts receivable, net.........................   25,993,000    28,576,000
  Inventories......................................    5,275,000     7,163,000
  Prepaid expenses and other assets................    1,043,000       586,000
                                                    ------------  ------------
    Total current assets...........................   35,324,000    37,078,000
Property and equipment, net........................    2,141,000     2,105,000
Intangibles and other assets.......................   33,981,000     2,768,000
Investment in joint venture........................          --         61,000
                                                    ------------  ------------
      Total assets................................. $ 71,446,000  $ 42,012,000
                                                    ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................... $  4,796,000  $  6,849,000
  Accounts payable.................................    9,767,000     8,428,000
  Accrued compensation.............................    1,940,000     1,837,000
  Other accrued liabilities........................    1,324,000       574,000
  Deferred revenue.................................    1,784,000     1,237,000
                                                    ------------  ------------
    Total current liabilities......................   19,611,000    18,925,000
Deferred revenue...................................      156,000        88,000
Other liabilities..................................       90,000        89,000
                                                    ------------  ------------
      Total liabilities............................   19,857,000    19,102,000
                                                    ============  ============

Commitments and contingencies (Note 11)

Shareholders' equity:
  Common stock, $0.01 par value; 50,000,000 shares
   authorized;
   28,625,958 and 25,255,577 shares issued and
   outstanding.....................................   94,625,000    52,527,000
  Accumulated deficit..............................  (42,855,000)  (29,436,000)
  Accumulated other comprehensive loss.............     (181,000)     (181,000)
                                                    ------------  ------------
    Total shareholders' equity.....................   51,589,000    22,910,000
                                                    ------------  ------------
      Total liabilities and shareholders' equity... $ 71,446,000  $ 42,012,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Fiscal year ended June 30,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Revenues:
  Product revenues.....................  $ 34,228,000  $34,720,000  $26,652,000
  Fingerprinting services revenues.....           --     1,078,000          --
  Services revenues....................    47,534,000   43,576,000   25,891,000
                                         ------------  -----------  -----------
    Total revenues.....................    81,762,000   79,374,000   52,543,000
                                         ------------  -----------  -----------
Costs and expenses:
  Cost of product revenues.............    17,293,000   16,887,000   13,359,000
  Cost of fingerprinting services
   revenues............................           --     1,028,000          --
  Cost of services revenues............    41,399,000   37,477,000   20,633,000
  Research, development and
   engineering.........................     6,011,000    4,572,000    2,754,000
  Marketing and selling................    10,207,000    9,107,000    8,076,000
  General and administrative...........     7,458,000    8,221,000    6,878,000
  Amortization of acquired intangible
   assets..............................       739,000      208,000      236,000
  Reorganization and other non-
   recurring costs.....................     1,648,000      717,000          --
  Write-off of acquired in-process
   research and development............    10,044,000          --           --
                                         ------------  -----------  -----------
    Total costs and expenses...........    94,799,000   78,217,000   51,936,000
                                         ------------  -----------  -----------
Income (loss) from operations..........   (13,037,000)   1,157,000      607,000
Interest and other income (expense),
 net...................................       383,000       66,000      232,000
Interest expense.......................      (445,000)    (239,000)    (264,000)
                                         ------------  -----------  -----------
Income (loss) before taxes.............   (13,099,000)     984,000      575,000
Provision for income taxes.............       (21,000)     (45,000)     (57,000)
                                         ------------  -----------  -----------
Income (loss) before equity interest in
 joint venture.........................   (13,120,000)     939,000      518,000
Equity interest in joint venture.......      (299,000)    (171,000)         --
                                         ------------  -----------  -----------
Net income (loss)......................  $(13,419,000) $   768,000  $   518,000
                                         ============  ===========  ===========
Net income (loss) per share:
  Basic................................  $      (0.52) $      0.03  $      0.02
                                         ============  ===========  ===========
  Diluted..............................  $      (0.52) $      0.03  $      0.02
                                         ============  ===========  ===========
Shares used in computing net income
 (loss) per share:
  Basic................................    25,932,000   25,104,000   24,817,000
  Diluted..............................    25,932,000   25,669,000   25,586,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Common Stock                    Accumulated Other
                          ---------------------- Accumulated     Comprehensive
                            Shares     Amount       Other        Income (Loss)      Total
                          ---------- ----------- ------------  ----------------- -----------
Balance as of June 30,
 1996...................  24,320,464 $50,024,000 $(30,534,000)     $ (18,000)    $19,472,000
Sale of common stock
 under stock option
 plans..................      66,739     190,000          --             --          190,000
Sale of common stock
 under warrant
 exercise...............     105,575     332,000          --             --          332,000
Issuance of common stock
 related to acquisition
 of Biometric
 Applications and
 Tracking...............     450,000     737,000     (188,000)           --          549,000
Other comprehensive
 income (loss)..........                                            (163,000)       (163,000)
Net income..............         --          --       518,000            --          518,000
                          ---------- ----------- ------------      ---------     -----------
Balance as of June 30,
 1997...................  24,942,778  51,283,000  (30,204,000)      (181,000)     20,898,000
Sale of common stock
 under stock option
 plans..................     287,799   1,191,000          --             --        1,191,000
Sale of common stock
 under warrant
 exercise...............      25,000      53,000          --             --           53,000
Net income..............         --          --       768,000            --          768,000
                          ---------- ----------- ------------      ---------     -----------
Balance as of June 30,
 1998...................  25,255,577  52,527,000  (29,436,000)      (181,000)     22,910,000
Sale of common stock
 under stock option
 plans..................     320,708   1,756,000          --             --        1,756,000
Sale of common stock
 under employee stock
 purchase plan..........      35,610     253,000          --             --          253,000
Sale of common stock
 under warrant
 exercise...............      40,000     127,000          --             --          127,000
Issuance of common
 stock, warrants and
 options related to
 acquisition of
 Identicator
 Technology.............   2,974,959  39,962,000          --             --       39,962,000
Retirement of common
 stock related to
 acquisition of
 Biometric Applications
 and Tracking...........       (896)         --           --             --              --
Net loss................         --          --   (13,419,000)           --      (13,419,000)
                          ---------- ----------- ------------      ---------     -----------
Balance as of June 30,
 1999...................  28,625,958 $94,625,000 $(42,855,000)     $(181,000)    $51,589,000
                          ========== =========== ============      =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                            Year Ended June 30, 1999

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Fiscal year ended June 30,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)....................  $(13,419,000) $   768,000  $   518,000
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   for) operating activities:
    Depreciation.......................     1,444,000    1,345,000    1,116,000
    Amortization of intangibles........     1,483,000      871,000      814,000
    Amortization of deferred revenue...    (3,512,000)  (2,127,000)    (937,000)
    Interest in joint venture, net of
     tax...............................       299,000      171,000          --
    Write-off of acquired in-process
     research and development..........    10,044,000          --           --
    Increase in inventory reserves.....     1,251,000      338,000      284,000
  Changes in assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable, net...........     3,295,000   (9,839,000)  (2,406,000)
    Inventories........................     1,094,000   (2,206,000)  (1,115,000)
    Prepaid expenses and other assets..      (457,000)    (263,000)     (57,000)
    Accounts payable...................       306,000    2,114,000    3,005,000
    Accrued compensation...............       (35,000)     322,000      279,000
    Other accrued liabilities..........       121,000     (505,000)     424,000
    Deferred revenue...................     3,894,000    2,826,000    1,014,000
                                         ------------  -----------  -----------
  Net cash provided by (used for)
   operating activities................     5,808,000   (6,185,000)   2,939,000
                                         ------------  -----------  -----------
Cash flows used in investing
 activities:
  Capital expenditures.................    (1,246,000)    (883,000)  (1,379,000)
  Investment in joint venture..........      (100,000)    (232,000)         --
  Additions to intangibles and other
   assets..............................           --      (631,000)    (975,000)
  Cash received in acquisitions........        92,000          --         6,000
  Transaction costs related to
   acquisition.........................      (869,000)         --           --
                                         ------------  -----------  -----------
  Net cash used for investing
   activities                              (2,123,000)  (1,746,000)  (2,348,000)
                                         ------------  -----------  -----------
Cash flows provided by (used for) by
 financing activities:
  Borrowings under bank lines of
   credit..............................    20,626,000   20,150,000   16,530,000
  Payments under bank lines of credit..   (24,187,000) (15,220,000) (16,457,000)
  Principal payments on long-term
   note................................           --           --      (233,000)
  Proceeds from sale of common stock
   and warrants........................     2,136,000    1,244,000      522,000
  Capital contribution.................           --           --       737,000
  Other, net...........................           --           --         2,000
                                         ------------  -----------  -----------
  Net cash provided by (used for)
   financing activities................    (1,425,000)   6,174,000    1,101,000
                                         ------------  -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents..................           --           --      (163,000)
                                         ------------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents......................     2,260,000   (1,757,000)   1,529,000
Cash and cash equivalents at beginning
 of year...............................       753,000    2,510,000      981,000
                                         ------------  -----------  -----------
Cash and cash equivalents at end of
 year..................................  $  3,013,000  $   753,000  $ 2,510,000
                                         ============  ===========  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for
   interest............................  $    441,000  $   291,000  $   206,000
  Cash paid during the year for income
   taxes...............................        65,000       45,000       57,000

See Note 2 for stock issued in acquisition.

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

   On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T") pursuant to a share purchase agreement. The acquisition was accounted for as a pooling of interests (See Note 2).

   On April 26, 1999, the Company acquired Identicator Technology, Inc. ("Identicator Technology") pursuant to a share purchase agreement whereby Identicator Technology became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase (See Note 2).

   Ascom USA Inc., an indirect subsidiary of Ascom Holding AG, a Swiss Company, beneficially owned approximately 16% of the Company's common stock at June 30, 1999 (See Note 7).

Basis of Consolidation

   The consolidated financial statements include the accounts of Identix Incorporated and its wholly owned subsidiaries: ANADAC, Identix Australia, Identicator Technology, BA&T and Identix International, Inc; and all significant intercompany balances and transactions have been eliminated on consolidation. In the consolidated statements of operations, the Company has reclassified certain amounts for fiscal 1998 and 1997 to be consistent with the fiscal 1999 presentation.

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

Joint Venture

   On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form SIFC for the purpose of providing fingerprinting services. The Company owns a 50% interest in the joint venture. For certain contracts held by Identix prior to the joint venture, Identix subcontracted the fingerprinting services to the joint venture from September 1997 to June 1998 and the revenues from these contracts were presented separately as fingerprinting services revenue in the consolidated statement of operations. From July 1998, the contracts were assigned to SIFC. The company derives license fees from SIFC.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Revenue Recognition

   Revenue from product sales is recognized in accordance with the terms of sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable. Extended service and maintenance contract revenue is deferred and recognized ratably over the life of the service period of the related agreement. The majority of the Company's services are performed for the U.S. Government under various fixed price, time and material and cost reimbursement contracts. Revenues on fixed-price contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues for cost-plus fixed fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable at June 30, 1999 represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

   Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense, and from subcontracts with other U.S. Government contractors, were approximately 90% of total services revenues for fiscal 1999, 87% for fiscal 1998 and 77% for fiscal 1997. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997.

Major Customer and International Revenues

   In fiscal 1999, 1998 and 1997, the Company had no non-U.S. Government customers that accounted for 10% or more of total revenues.

   Product revenues included international revenues of $4,083,000 in fiscal 1999, $6,350,000 in fiscal 1998, and $8,178,000 in fiscal 1997.

Cash and Cash Equivalents

   Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates market.

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to credit risk consist principally of accounts receivable and investments. The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses which are based upon the expected collectibility of all accounts receivable. Management believes that any risk of loss is significantly reduced due to the Company's substantial number of government customers.

   Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash with major banks in money market securities. The Company, by policy, limits the amount of exposure to any one financial institution.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified.

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

Intangibles and Other Assets

   Intangible assets include goodwill, purchased technology, capitalized contract rights, capitalized software development costs and assembled workforce. Goodwill is amortized over five to twelve years. Purchased core technology is amortized over five years. Capitalized contract rights are amortized over the terms of the related contracts, usually one to five years. Assembled workforce is amortized over three years.

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

Income Taxes

   Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented. (See Note 8).

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Stock-Based Compensation

   The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 6.

Comprehensive Income

   Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Other comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustment. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

Foreign Currency Translation

   The Company's foreign subsidiary used its local currency as the functional currency until March 31, 1998. Following the substantial liquidation of the subsidiary in February 1998, the functional currency has been the US dollar. Accordingly, assets and liabilities were translated at the exchange rate in effect at that date and revenue and expenses are recorded in US dollars at current exchange rates. Foreign currency transaction losses included in interest and other income were $202,000 in fiscal 1998. Such amounts were not material in fiscal 1999 and fiscal 1997.

Earnings Per Share

   Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Following is a reconciliation of the calculation of basic and diluted earnings per share for the periods presented below:

                                               Fiscal Year Ended June 30,
                                           -----------------------------------
                                               1999         1998       1997
                                           ------------  ---------- ----------
   Net income (loss)...................... $(13,419,000) $  768,000 $  518,000
                                           ------------  ---------- ----------
   Share used in computing net income
    (loss) per share:
     Basic................................   25,932,000  25,104,000 24,817,000
     Dilutive effect of stock options and
      warrants............................          --      565,000    769,000
                                           ------------  ---------- ----------
     Diluted..............................   25,932,000  25,669,000 25,586,000
                                           ------------  ---------- ----------
   Net income (loss) per share:
     Basic................................ $      (0.52) $     0.03 $     0.02
                                           ------------  ---------- ----------
     Diluted.............................. $     ( 0.52) $     0.03 $     0.02
                                           ============  ========== ==========

   Options and warrants outstanding during fiscal year 1999 were not included in the computation of net loss per share as their effect was anti-dilutive. Options to purchase 934,287 and 560,322 shares of common stock at weighted average exercise prices of $10.21 and $11.09 per share were outstanding at June 30, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because they were anti-dilutive.

   Shares held by the Company's employee stock ownership plan are treated as outstanding for purposes of computing earnings per share.

NOTE 2--ACQUISITIONS

Identicator Technology, Inc.

   On April 26, 1999, pursuant to an agreement and plan of reorganization and merger, the Company acquired Identicator Technology, a privately-held company headquartered in San Bruno, California. The acquisition was accounted for as a purchase and, accordingly, the Company's results for fiscal 1999 include the operations of Identicator Technology from the date of acquisition.

   In connection with the acquisition, the Company agreed to issue 2,908,112 shares of common stock and to assume options and warrants to purchase 2,074,979 and 66,847 shares of its common stock respectively, with exercise prices of $0.26 and $8.07 per share. The market value of the Company's common stock of $8.08 was determined using the average quoted market price for the two days preceding and following the announcement of the acquisition in November 1998.

   The value of the Identix options and warrants that were to be exchanged for vested and unvested Identicator Technology options and warrants was determined in November 1998 using a Black/Scholes option pricing model with the following assumptions:

      Expected life.................................................. 2--5 years
      Volatility.....................................................        52%
      Risk free interest rate........................................  5.8--6.2%
      Dividend yield.................................................         0%

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes the components of the purchase consideration:

                                                              Fair  Total Fair
                                                     Shares   Value    Value
                                                    --------- ----- -----------
   Common shares outstanding......................  2,908,112 $8.08 $23,502,000
   Common shares issuable on exercise of options..  2,074,979 $7.80  16,176,000
   Common shares issuable on exercise of
    warrants......................................     66,847 $4.25     284,000
                                                    ---------       -----------
                                                    5,049,938       $39,962,000
                                                    =========       ===========

   Immediately prior to consummation of the transaction, the warrants were exercised and the proceeds from exercise were paid to Identicator Technology.

   In addition, the Company assumed liabilities of Identicator Technology totaling $3,404,000 and incurred acquisition costs of $869,000, resulting in a total purchase price of $44,235,000. The Company also issued options to purchase 400,000 shares of common stock to certain individuals upon the closing of the merger. These options were issued in connection with employment agreements and are subject to vesting requirements. These options have not been included in the determination of the purchase price and are accounted for in accordance with APB 25.

 Allocation of Purchase Price.

   The total purchase price of $44,235,000 was allocated to the fair value of the assets acquired as follows:

                                                                    Amortization
                                                                        Life
                                                                    ------------
   Tangible assets....................................  $ 1,502,000
   In-process research and development................   10,044,000
   Core technology....................................    4,663,000    5 years
   Assembled workforce................................      202,000    3 years
   Goodwill...........................................   27,824,000   12 years
                                                        -----------
     Total............................................  $44,235,000
                                                        ===========

 In-Process Research and Development.

   The fair value of the purchased in-process research and development was determined using the stage of completion method based on the future cash flows that are projected to be generated by the products under development over a 5-year period.

   In-process research and development activities consisted of hardware and software product concept formulation, mechanical and optical design, engineering prototyping, software code programming and testing procedure design and development. The purchased in-process research and development was focused on the next generations of fingerprint readers, which are expected to be of significantly reduced size and cost. Also under development was software required to integrate and support the next generation readers, to enhance the existing functionality of current products and to add additional capabilities.

   The important elements of the in-process projects at the time of acquisition included product concepts and designs, software code, test specifications and processes and pre-prototype models. The fair value of the in-process products was determined as a whole but the Company estimated approximately 80% of the value was

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

attributable to the software related products and 20% to hardware related products. The in-process products are projected to be completed over the next 1-3 years. Material cash inflows from significant projects are projected to commence in 2000.

   As of the date the merger agreement was signed, the individual hardware projects were between 8% and 69% complete. These products are projected to be introduced in the years 1999 through to 2001. The projected cost to complete the in-process hardware projects is approximately $3,200,000. As of the same date, the individual software projects were between 4% and 73% complete. These projects are projected to be introduced in the years 1999 through 2000. The projected cost to complete the in-process software projects is approximately $1,700,000.

   In estimating the future cash flows, the Company used historical information with regard to margins and expenses, and performed an assessment of the products' acceptance in the emerging market for biometric security. The most significant and uncertain assumption used in the valuation was the projected revenue stream from the products under development.

   The developmental products acquired were evaluated in context of Interpretation 4 of Statement of Financial Accounting Standards ("SFAS") No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance with these provisions as technological feasibility had not yet been reached.

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Identicator Technology as if the acquisition had occurred at the beginning of fiscal 1998 and does not include the adjustment for the non-recurring write-off of acquired in-process research and development. The net loss per share is based on the average number of shares of common stock of Identix outstanding during the period plus the common shares issued by Identix to acquire Identicator Technology. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the assumed dates or of operating results which may occur in the future.

                                                       Fiscal year ended June
                                                                30,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
                                                      (unaudited)   (unaudited)
   Total revenues.................................... $ 85,921,000  $83,477,000
   Net loss.......................................... $(15,920,000) $(2,465,000)
   Net loss per share:
     Basic........................................... $      (0.56) $     (0.09)
     Diluted......................................... $      (0.56) $     (0.09)

Biometric Applications and Technology, Inc.

   On July 23, 1997, pursuant to a share purchase agreement, the Company issued 450,000 shares of the Company's common stock to acquire BA&T, a privately held company located in Kansas City, Missouri. In connection with the acquisition of BA&T, the Company incurred costs of approximately $45,000, primarily for transaction and professional fees. BA&T developed and marketed biometric and "smart" card software applications and solutions and had been an Identix software development partner. The acquisition was accounted for as a pooling of interests. The Company's consolidated financial statements include the accounts and operations of BA&T for all periods presented.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On July 31, 1999, the Company closed the Kansas City office of BA&T and terminated most of the staff. This was due to redundant infrastructure following the Identicator Technology acquisition and development work in process was transferred to other parts of the Company.

NOTE 3--REORGANIZATION AND OTHER NON-RECURRING COSTS

   Reorganization and other costs were $1,648,000 and $717,000 for fiscal 1999 and fiscal 1998, respectively. In fiscal 1999, these costs arose from the rationalization of product lines and redundant infrastructure following the acquisition of Identicator Technology. The following table sets forth the Company's accrual in fiscal 1999 for reorganization and other expenses, the charges taken against the accrual in fiscal 1999, and the remaining reorganization accrual balance at June 30, 1999:

                                            Fiscal 1999              Balance at
                                           Reorganization  Amount     June 30,
                                               Costs      Utilized      1999
                                           -------------- ---------  ----------
Inventory charges.........................   $1,175,000   $     --   $1,175,000
Capitalized software charges..............      214,000    (214,000)        --
Employee severance and other charges......      259,000    (199,000)     60,000
                                             ----------   ---------  ----------
Total ....................................   $1,648,000   $(413,000) $1,235,000
                                             ==========   =========  ==========

   The remaining balances accrued are expected to be utilized during fiscal
2000.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 4--BALANCE SHEET DETAIL

                                                             June 30,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
Accounts receivable:
  Commercial and other.............................. $ 13,044,000  $16,655,000
  United States Government:
  Billed............................................    6,213,000   10,350,000
  Unbilled..........................................    6,723,000    2,062,000
  Other receivables.................................      822,000      375,000
Less: allowance for doubtful accounts...............     (809,000)    (866,000)
                                                     ------------  -----------
                                                     $ 25,993,000  $28,576,000
                                                     ------------  -----------
Inventories:
  Purchased parts and materials..................... $  1,713,000  $ 3,518,000
  Work-in-process...................................      706,000      906,000
  Finished goods, including spares..................    2,856,000    2,739,000
                                                     ------------  -----------
                                                     $  5,275,000  $ 7,163,000
                                                     ------------  -----------
Property and equipment:
  Manufacturing, test and office equipment.......... $  6,320,000  $ 5,356,000
  Furniture and fixtures............................    1,546,000    1,205,000
  Leasehold improvements............................      175,000      149,000
                                                     ------------  -----------
                                                        8,041,000    6,710,000
Less: accumulated depreciation and amortization.....   (5,900,000)  (4,605,000)
                                                     ------------  -----------
                                                     $  2,141,000  $ 2,105,000
                                                     ------------  -----------
Intangibles and other assets:
  Goodwill.......................................... $ 28,482,000  $   659,000
  Deferred acquisition costs .......................      283,000      639,000
  Purchased technology..............................    5,338,000    1,334,000
  Assembled workforce...............................      202,000          --
  Capitalized software costs........................    1,749,000    3,099,000
  Less: accumulated amortization....................   (2,262,000)  (3,302,000)
                                                     ------------  -----------
                                                       33,792,000    2,429,000
  Other assets......................................      189,000      339,000
                                                     ------------  -----------
                                                     $ 33,981,000  $ 2,768,000
                                                     ============  ===========

NOTE 5--LINES OF CREDIT

   The Company has a $10,000,000 bank line of credit (the "Identix Line of Credit") secured by substantially all of the personal property of the Company. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.50% (8.25% at June 30, 1999). The line of credit expires on December 24, 1999. At June 30, 1999, $2,000,000 was outstanding, $1,500,000 was committed under letter of credit and $2,760,000 was available for future borrowings. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

During fiscal 1999, the Company defaulted on two of its bank line of credit covenants. The Company has obtained waivers of default from the bank for breaches of the covenants.

   ANADAC has a $6,000,000 bank line of credit and outstanding balances bear interest at the bank's prime lending rate (7.75% at June 30, 1999) and are payable upon demand. Available borrowings under the line are based upon qualifying accounts receivable balances. The line of credit expires March 31, 2000. At June 30, 1999, $1,089,000 was outstanding and $4,760,000 was available, under the ANADAC Line of Credit. The line of credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. At June 30, 1999, ANADAC was in compliance with such covenants.

NOTE 6--CAPITAL STOCK

Employee Stock Options

   In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company's common stock has been reserved for issuance under the 1992 Plan. In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. In October 1997 and October 1998, the Company amended the 1995 Plan so that a total of 3,000,000 shares of the Company's common stock are reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees, including executive officers and consultants. In August 1995, the Company adopted the Non-employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998, the Company amended the Director's Plan so that a total of 410,000 shares of the Company's common stock is reserved for issuance under the Directors Plan.

   Under the 1992 and 1995 Plans, options are granted for a period of 10 years. All grants of incentive stock options must be made at a price at least equal to the then fair market value of the Company's common stock at the date of grant. All grants of nonqualified stock options must be made at a price of at least 85% of the then fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of two to five years.

   Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Upon election or appointment, each director of the Company who is not, and has not been an officer or employee of the Company, receives an option to purchase 20,000 shares of the Company's common stock; provided, however, that if a director was appointed to the Board of Directors after six months of the date of the annual meeting of shareholders at which directors are elected, that director receives an option to purchase 10,000 shares of the Company's common stock. Thereafter, each director receives an option to purchase 20,000 shares of the Company's common stock on the date of the first meeting of the Board of Directors of the Company following the annual meeting of the shareholders at which directors are elected. Options vest quarterly over a one year period from the date of grant.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes the Company's stock option activity and related information for the past three years:

                                          Shares     Optioned
                                        Available     Shares       Weighted
                                        for Grant   Outstanding  Average Price
                                        ----------  -----------  -------------
   Balance as of June 30, 1996.........    596,297   1,467,889      $ 5.85
   Shares reserved upon adoption of
    amendment to 1995 Plan.............    250,000         --
   Options granted.....................   (933,350)    933,350      $ 9.31
   Options exercised...................        --      (66,739)     $ 2.73
   Options canceled....................    260,534    (260,534)     $10.55
   Options canceled and expired........        --         (150)     $ 4.00
                                        ----------  ----------
   Balance as of June 30, 1997.........    173,481   2,073,816      $ 6.90
   Shares reserved upon adoption of
    amendment to 1995 Plan.............    500,000         --
   Options granted..................... (1,672,633)  1,672,633      $ 8.26
   Options exercised...................        --     (287,799)     $ 4.14
   Options canceled....................  1,167,256  (1,167,256)     $ 9.74
   Options canceled and expired........        --         (133)     $ 2.50
                                        ----------  ----------
   Balance as of June 30, 1998.........    168,104   2,291,261      $ 6.59
   Shares reserved upon adoption of
    amendment to 1995 Plan.............  1,250,000         --
   Shares reserved upon adoption of
    amendment to Director's Plan.......    160,000         --
   Shares reserved and granted under
    the Identicator Technology
    acquisition........................        --    2,074,979      $ 0.26
   Options granted..................... (1,217,000)  1,217,000      $ 7.86
   Options exercised...................        --     (320,708)     $ 5.48
   Options canceled....................    255,068    (255,068)     $ 7.97
                                        ----------  ----------
   Balance as of June 30, 1999.........    616,172   5,007,464      $ 4.28
                                        ==========  ==========

   In April 1998, 903,833 outstanding options with exercise prices in excess of the then fair market value of the common stock were repriced to $7.625 per share. Such options have been included in the above table as both canceled and granted in fiscal 1998. No other terms of the options were amended.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes options outstanding at June 30, 1999 and related weighted average exercise prices and lives as follows:

                          Options Outstanding                Options Exercisable
              ------------------------------------------- --------------------------
   Range of             Weighted Average
   Exercise              Remaining Life  Weighted Average           Weighted Average
    Prices     Number      (in years)     Exercise Price   Number    Exercise Price
   --------   --------- ---------------- ---------------- --------- ----------------
        $
    0.26-
    $3.00     2,324,590       6.64            $0.52       2,113,101      $0.54
        $
    3.19-
    $5.44       178,541       6.36             3.97         138,207       3.57
        $
    6.00-
    $7.81     1,941,833       8.57             7.37       1,115,018       7.42
        $
    8.38-
    $10.06      562,500       9.75             9.23          49,053       9.63
              ---------                                   ---------
              5,007,464       7.73            $4.28       3,415,379      $3.04
              =========                                   =========

Pro Forma Disclosures

   All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at date of grant for options granted during fiscal 1999, 1998 and 1997 were $ 4.33, $3.67 and $4.85 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                   Fiscal year ended June 30,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Expected life (years)..........................        4         4         4
   Risk free interest rate........................     4.80%     5.53%     6.32%
   Volatility.....................................       68%       53%       60%
   Dividend yield.................................      --        --        --

   Had compensation expense for the Company's stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                              Fiscal year ended June 30,
                                          ------------------------------------
                                              1999         1998        1997
                                          ------------  -----------  ---------
   Net income (loss):
     As reported......................... $(13,419,000) $   768,000  $ 518,000
     Pro forma........................... $(16,393,000) $(1,701,000) $(893,000)
   Net income (loss) per share:
     As reported
       Basic and diluted................. $      (0.52) $      0.03  $    0.02
     Pro forma
       Basic and diluted................. $      (0.63) $     (0.07) $   (0.04)

Employee Stock Ownership Plan

   The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of the Company's common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

ESOP made by the Company. The Company's expense for ESOP was $145,000 in fiscal 1999, $188,000 in fiscal 1998 and $158,000 in fiscal 1997. A total of 330,092 and 303,909 allocated shares of the Company's common stock were held by the ESOP at June 30, 1999 and 1998, respectively.

Employee Stock Purchase Plan

   On October 30, 1998, the Company adopted an employee stock purchase plan (the "ESPP"), through which qualified employees of the Company may participate in stock ownership of the Company. Shares of common stock reserved for the ESPP total 500,000. The cost of each share purchased is 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) the six-monthly purchase date. Pursuant to the ESPP, 35,610 shares were issued at a weighted average price of $7.12 per share during fiscal 1999.

Warrants

   Under certain private transactions authorized by the Board of Directors of the Company from 1992 through 1994, warrants to purchase 395,160 shares of the Company's common stock were issued at exercise prices ranging from $2.125 to $3.75 per share. At June 30, 1998, warrants from these transactions to purchase 40,000 shares of the Company's common stock were outstanding, all of which were exercised during fiscal 1999. As of June 30, 1999, there were no warrants to buy common stock of the Company outstanding.

   In a transaction subsequent to June 30, 1999, new warrants have been issued. See Note 12 of Notes to Consolidated Financial Statements.

NOTE 7--RELATED PARTY TRANSACTIONS

   As of June 30, 1999, Ascom USA Inc. ("Ascom") beneficially owned 4,715,024 or approximately 16% of the Company's outstanding common stock ("the Voting Stock"). The Company is a party to a Voting Trust Agreement with Ascom (the "Agreement") whereby Ascom deposited all of its shares of the Company's common stock held by Ascom, into a voting trust. The trustee of the voting trust is on the Company's Board of Directors and has voting control of the Voting Stock. The term of the Voting Trust Agreement expires in 2004. In consideration for Ascom entering into the Agreement, the Company granted Ascom certain additional registration rights with respect to the Voting Stock, modified certain contractual transfer restrictions with respect to the Voting Stock, and granted Ascom price protections regarding certain sales of Voting Stock. In May 1999, the Company filed a registration statement covering the resale of 1,700,000 shares of common stock by Ascom.

   A member of the Company's Board of Directors presently owns 38% of Integrated Manufacturing Solutions, Inc., ("IMS"), a manufacturer of integrated circuit boards, that provides manufacturing services to the Company. IMS billed the Company approximately $2,798,000, $2,437,000 and $427,000 in fiscal 1999, 1998 and 1997, respectively. Amounts outstanding to IMS at June 30, 1999 were approximately $249,000.

   The Company purchases certain complete biometric security I.T. products, engineering and administrative services from International Technology Concepts, Inc ("IT Concepts"). Two officers and shareholders of the Company are officers, directors and principal shareholders of IT Concepts. IT Concepts billed the Company approximately $360,000 for such products and services in fiscal 1999. The Company did not purchase goods or services from IT Concepts prior to fiscal 1999. Amounts outstanding to IT Concepts at June 30, 1999 were approximately $86,000.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 8--INCOME TAXES

   The following is a reconciliation between the statutory federal income taxe rate and the provision for income taxes:

                                              Fiscal year ended June 30,
                                           ----------------------------------
                                               1999        1998       1997
                                           ------------  ---------  ---------
   Tax expense (benefit) at statutory
    rate.................................. $ (4,562,000) $ 261,000  $ 438,000
   State taxes, net of federal benefit....     (782,000)    33,000     80,000
   Release of valuation allowance.........    1,880,000   (360,000)  (578,000)
   Losses for which no benefit was
    available.............................    3,415,000        --         --
   Other..................................       70,000    111,000    117,000
                                           ------------  ---------  ---------
                                           $     21,000  $  45,000  $  57,000
                                           ============  =========  =========

Deferred tax assets (liabilities) comprise the following:

                                                            June 30,
                                                    -------------------------
                                                        1999         1998
                                                    ------------  -----------
   Net operating loss and tax credit
    carryforwards.................................. $ 11,111,000  $ 8,440,000
   Depreciation and amortization...................      392,000       80,000
   Inventory reserves and basis differences........      767,000      360,000
   Compensation accruals...........................      284,000      340,000
   Accounts receivable and sales reserves..........      322,000      336,000
   Reorganization reserves.........................      118,000          --
   Other...........................................      132,000      384,000
                                                    ------------  -----------
     Gross deferred tax assets.....................   13,126,000    9,940,000
                                                    ------------  -----------
   Unbilled accounts receivable....................   (2,678,000)    (908,000)
   Capitalized software and other..................     (312,000)    (776,000)
                                                    ------------  -----------
     Gross deferred tax liabilities................   (2,990,000)  (1,684,000)
                                                    ------------  -----------
   Net deferred tax asset before valuation
    allowance......................................   10,136,000    8,256,000
   Valuation allowance.............................  (10,136,000)  (8,256,000)
                                                    ------------  -----------
       Total net deferred tax asset................ $        --   $       --
                                                    ============  ===========

   The deferred tax asset valuation allowance is attributed to U.S. Federal, State and foreign deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required. As of June 30, 1999, the Company has federal and state net operating loss carry forwards of approximately $28,700,000 and $11,900,000, respectively, for financial reporting and income tax purposes, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2019. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. As a result of the public offering in January 1993, a change of ownership occurred, causing an annual limitation on the utilization of the net operating loss carryforwards, incurred prior to the ownership change, of approximately $2,500,000.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--OPERATING SEGMENTS DATA

   The Company has adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to SFAS 131, the Company's revenues are attributed to the operating segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. The factors used to identify the operating segments are: the nature of the product and service; the type of customer for the product or service; the distribution method and the way in which management has organized the Company for making operating decisions and assessing performance. Management has organized the Company on product lines rather than geographical or regulatory lines.

                                            Fiscal year ended June 30,
                                      -----------------------------------------
                                          1999           1998          1997
                                      -------------  ------------  ------------
Total revenues:
  Biometric Imaging.................. $  27,170,000  $ 27,729,000  $ 17,216,000
  Biometric Security.................     7,058,000     6,991,000     9,436,000
  Government Services................    47,534,000    43,576,000    25,891,000
  Fingerprinting Services............           --      1,078,000           --
                                      -------------  ------------  ------------
                                      $  81,762,000  $ 79,374,000  $ 52,543,000
                                      -------------  ------------  ------------
Net income (loss):
  Biometric Imaging.................. $     917,000  $  1,722,000  $    888,000
  Biometric Security.................   (16,036,000)   (2,747,000)   (1,504,000)
  Government Services................     1,999,000     1,964,000     1,134,000
  Fingerprinting Services............      (299,000)     (171,000)          --
                                      -------------  ------------  ------------
                                      $ (13,419,000) $    768,000  $    518,000
                                      -------------  ------------  ------------
Identifiable assets:
  Biometric Imaging.................. $  14,591,000  $ 18,991,000  $ 11,231,000
  Biometric Security.................    37,556,000     4,685,000     6,857,000
  Government Services................    19,299,000    18,215,000    14,352,000
  Fingerprinting Services............           --        121,000           --
                                      -------------  ------------  ------------
                                      $  71,446,000  $ 42,012,000  $ 32,440,000
                                      =============  ============  ============

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 10--FOREIGN OPERATIONS DATA

   In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned.

                                             Fiscal year ended June 30,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Total revenues:
  North America........................ $ 77,679,000  $73,024,000  $43,305,000
  Asia-Pacific.........................    2,425,000    3,344,000    9,238,000
  Europe, Middle East, Africa, South
   America.............................    1,658,000    3,006,000          --
                                        ------------  -----------  -----------
                                        $ 81,762,000  $79,374,000  $52,543,000
                                        ============  ===========  ===========
Net income (loss):
  North America........................ $   (230,000) $ 3,765,000  $ 2,262,000
  Asia-Pacific.........................      472,000   (1,046,000)      30,000
  Europe, Middle East, Africa, South
   America.............................     (410,000)     229,000          --
  General corporate expenses...........   (1,559,000)  (1,463,000)  (1,774,000)
  Reorganization and other non-
   recurring costs.....................   (1,648,000)    (717,000)         --
  Write-off of acquired in-process
   research and development............  (10,044,000)         --           --
                                        ------------  -----------  -----------
                                        $(13,419,000) $   768,000  $   518,000
                                        ============  ===========  ===========
Identifiable assets:
  North America........................ $ 70,489,000  $40,025,000  $27,079,000
  Asia-Pacific.........................      597,000    1,312,000    5,361,000
  Europe, Middle East, Africa, South
   America.............................      360,000      675,000          --
                                        ------------  -----------  -----------
                                        $ 71,446,000  $42,012,000  $32,440,000
                                        ============  ===========  ===========

   Intercompany transfers are at prices sufficient to recover a reasonable profit and are eliminated in the consolidated financial statements. Intercompany transfers from North America to the Company's Australian subsidiary ceased when the Australian operation was substantially liquidated in February 1998, and hence were zero in fiscal 1999, $1,991,000 in fiscal 1998 and $3,814,000 in fiscal 1997.

   As a result of the substantial liquidation of the Company's Australian subsidiary in the quarter ended March 31, 1998, assets of the foreign operations were transferred to the United States.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 1999

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE 11--COMMITMENTS

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

   Future minimum lease payments for operating leases are as follows:

     Fiscal year ending June 30,
     2000........................................................... $1,745,000
     2001...........................................................  1,222,000
     2002...........................................................  1,302,000
     2003...........................................................  1,151,000
     Thereafter.....................................................  4,429,000
                                                                     ----------
       Total........................................................ $9,849,000
                                                                     ==========

   Total rental expense under operating leases was $1,966,000 $1,882,000, and $1,788,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 12--SUBSEQUENT EVENTS

   In July 1999, the Company raised cash of $15,000,000 through a private placement of its common stock. The Company sold 1,811,594 shares of common stock at a 5.0 percent discount from the average closing bid price for the previous 10 trading days. In addition, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. Under the terms of the agreement, Identix agreed to register for resale the shares and warrants.

   On July 2, 1999, the Identix Line of Credit was repaid in full and certain other debts have been repaid since that date.

   On July 31, 1999, the Company closed its Kansas City office of BA&T and terminated most of the staff. This was due to redundant infrastructure following the Identicator Technology acquisition and development work in process was transferred to other parts of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 1999 Annual Meeting of the Stockholders (the "Proxy Statement").

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

(a)2 Financial Statement Schedules.

   Schedule II -- Valuation and Qualifying Accounts and Reserves

(a)3 Exhibits.

 Exhibit
 Number                                  Description
 -------                                 -----------
   3.1(15)   Certificate of Incorporation
   3.2(15)   Bylaws
   4.1(18)   Registration Rights Agreement dated June 30, 1999
   4.2(18)   Form of Series 1 Warrant
   4.3(18)   Form of Series 2 Warrant
             Lease Agreement dated June 15, 1988, between Identix and Santa
   10.1(3)   Clara Property Associates
   10.2(1)   Identix's 1983 Incentive Stock Option Plan and forms of Incentive
             Stock Option Agreement and Non-Statutory Stock Option Agreement
   10.3(2)   Stock Option Agreement dated March 13, 1989 between Identix and
             Ascom Hasler AG, as amended by Amendment Number 1 thereto dated
             April 20, 1989 and Amendment Number 2 thereto dated August 8, 1989
   10.4(4)   Stock Purchase Agreement dated July 24, 1990 between Identix and
             Ascom Hasler AG
   10.5(5)   Stock Purchase Agreement and Amendment Number 3 to Stock Option
             Agreement dated December 14, 1990 between Identix and Ascom Hasler
             AG
   10.6(6)   Loan Agreement and Amendment Number 4 to Stock Option Agreement
             dated December 12, 1991 between Identix and Ascom Hasler AG
   10.7(2)   Registrant's 1992 Employee Stock Option Plan and forms of
             Incentive Stock Option Agreement and Nonqualified Stock Option
             Agreement
   10.8(2)   Loan Agreement dated October 30, 1992 between Identix and Ascom
             Hasler AG
   10.9(2)   Loan and Security Agreement dated January 9, 1991 between ANADAC and Crestar Bank, as amended August 5, 1992 and October 23, 1992
   10.10(2)  ANADAC 1984 Incentive Stock Option Plan and forms of Incentive
             Stock Option Agreement and Nonstatutory Stock Option Agreement
   10.11(7)  Voting Trust Agreement with Respect to Capital Stock of Identix among Identix, the Voting Trustee, and Ascom Holding Inc. dated
             September 2, 1994
   10.12(7)  Amendment No. 5 to Stock Option Agreement among Identix, Ascom
             Hasler, AG, and Ascom Holding Inc. dated September 2, 1994
   10.13(7)  Amendment to Registration Rights Agreement among Identix, Ascom
             Hasler, AG, and Ascom Holding Inc. dated September 2, 1994
   10.14(8)  Office Building Lease dated May 18, 1995, between ANADAC and
             Charles Smith Management, Inc.
   10.15(9)  Office Building Lease dated April 1, 1995 between ANADAC and U.S.
             AIR, Inc.
   10.16(9)  Office Building Lease dated July 27, 1995 between ANADAC and Third
             Gould Limited Liability Company
   10.17(16) Identix's 1995 Equity Incentive Plan
   10.18(16) Identix's 1995 Nonemployee Directors Stock Option Plan
   10.19(9)  Letter Agreement dated July 28, 1995 between Identix and Ascom
             Holding Inc.
   10.20(10) AEGIS Combat Ship Building Contract Program
   10.21(11) The Fourth Amendment dated February 9, 1996 to Lease Agreement dated June 15, 1988 for the Company's corporate offices and manufacturing facility

 10.22(12) December 1996 Amendment to Loan and Security Agreement between
           ANADAC and Crestar Bank dated December 2, 1996
 10.23(13) Amended and Restated Revolving Note Agreement between ANADAC and
           Crestar Bank dated December 2, 1996
 10.24(14) February 1999 Amendment to Security and Loan Agreement between
           ANADAC and Crestar Bank dated February 4, 1999
 10.25     Second Amendment to Amended and Restated Loan Agreement Between
           Identix and Imperial Bank dated May 13, 1999
 10.26(16) Employee Stock Purchase Plan
 10.27(16) Foreign Subsidiary Employee Stock Purchase Plan
 10.28(17) IDT Holdings, Inc. 1998 Stock Option/Stock Issuance Plan
 10.29(17) Identicator Corporation 1995 Stock Option Plan
 21.1      Subsidiaries of Identix
 23.1      Consent of Independent Accountants
 24.1      Power of Attorney (see page 60)
 27.1      Financial Data Schedule

--------
(1) Incorporated by reference to Identix's registration statement no. 29-95551.
(2) Incorporated by reference to Identix's registration statement no. 33-55074.
(3) Incorporated by reference to the June 30, 1989 Form 10-K.
(4) Incorporated by reference to the July 24, 1990 Form 8-K.
(5) Incorporated by reference to the December 14, 1990 Form 8-K.
(6) Incorporated by reference to the June 30, 1992 Form 10-K.
(7) Incorporated by reference to the September 30, 1994 Form 10-Q.
(8) Incorporated by reference to the March 31, 1995 Form 10-Q.
(9) Incorporated by reference to the June 30, 1995 Form 10-K.
(10) Incorporated by reference to the September 30, 1995 Form 10-Q.
(11) Incorporated by reference to the September 30, 1996 Form 10-Q.
(12) Incorporated by reference to the December 31, 1996 Form 10-Q.
(13) Incorporated by reference to the December 31, 1996 restated Form 10-Q.
(14) Incorporated by reference to the December 31, 1998 Form 10-Q.
(15) Incorporated by reference to the December 16, 1998 Form 8-K.
(16) Incorporated by reference to the registration statement on Form S-8, (no. 333-69141), filed December 17, 1998.
(17) Incorporated by reference to the registration statement on Form S-8, (no. 333-77803), filed May 5, 1999.
(18) Incorporated by reference to the registration statement on Form S-3, (no. 333-82239), filed July 2, 1999.

(b) Reports on Form 8-K:

   During the three months ended June 30, 1999, the Company filed on May 4, 1999 one report on Form 8-K, to report the acquisition of Identicator Technology, Inc.

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          Balance
                            at     Charged to   Charged             Balance at
                         Beginning  Costs and  to Other               End of
Description              of Period  Expenses   Accounts  Deductions   Period
-----------              --------- ----------- --------- ---------- -----------
Inventory Reserve:
Year ended June 30,
 1997................... $ 344,000 $   284,000       --  $  65,000  $   563,000
Year ended June 30,
 1998................... $ 563,000 $   338,000       --  $  35,000  $   866,000
Year ended June 30,
 1999................... $ 866,000 $ 1,251,000 $ 530,000 $ 731,000  $ 1,916,000
Allowance for Doubtful
 Accounts:
Year ended June 30,
 1997................... $ 488,000 $   500,000       --  $ 363,000  $   625,000
Year ended June 30,
 1998................... $ 625,000 $   862,000       --  $ 621,000  $   866,000
Year ended June 30,
 1999................... $ 866,000 $   584,000 $ 125,000 $ 766,000  $   809,000

   The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. The large increase in the expense to the reserve in fiscal 1999 as compared to the previous year was due to the rationization of product lines following the acquisition of Identicator Technology.

   During fiscal 1999, the Company physically disposed of $702,000 of inventory as a result of the decision to discontinue support for certain products and manufacturing space utilization concerns. The inventory had been previously identified as being potentially obsolete and had been reserved for in earlier periods. The inventory principally related to certain products that were either non-Y2K compliant and therefore discontinued, such as the TouchLock I and TouchPrint 900, or were parts made obsolete by design changes in the TouchPrint 600 and other products.

   On April 26, 1999, the Company acquired Identicator Technology. Its inventory reserve and allowance for doubtful debts balances as of that date are shown above as "Charged to Other Accounts".

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of California, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of September 1999.

                                          Identix Incorporated

                                          By:     /s/ Randall C. Fowler
                                             __________________________________
                                                    Randall C. Fowler
                                          Chief Executive Officer and Director

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

              Signature                           Title                    Date
              ---------                           -----                    ----

      /s/ Randall C. Fowler           Chief Executive Officer and   September 15, 1999
____________________________________   Director (Principal
         Randall C. Fowler             Executive Officer)

      /s/ James P. Scullion           President, Chief Financial    September 15, 1999
____________________________________   Officer, Director and
         James P. Scullion             Secretary, (Principal
                                       Financial and Accounting
                                       Officer)

     /s/ Randall Hawks, Jr.           Director                      September 15, 1999
____________________________________
         Randall Hawks, Jr.

                                      Director
____________________________________
         Patrick H. Morton

      /s/ Charles W. Richion          Director                      September 15, 1999
 ____________________________________
          Charles W. Richion

        /s/ Fred U. Sutter            Director                      September 15, 1999
 ____________________________________
            Fred U. Sutter

        /s/ Larry J. Wells            Director                      September 15, 1999
 ____________________________________
            Larry J. Wells