Form 10-Q
period 1999-09-30
IDENTIX INC
filed 1999-11-15
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------

Exchange Act of 1934.

For the quarterly period ended September 30, 1999 or

       Transition report pursuant to Section 13 or 15(d) of the Securities
-------
Exchange Act of 1934
                ----
For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                                                94-2842496
----------------------------------------------                             --------------------------------------
      (State or other jurisdiction of                                         (IRS Employer Identification No.)
       incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California                                              94086
----------------------------------------------                                          ------------
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

                       30,839,111 shares of Common Stock
                             as of October 31, 1999

                              IDENTIX INCORPORATED

                                     INDEX






PART I           FINANCIAL INFORMATION

     Item 1      Unaudited Financial Statements

                 Consolidated Balance Sheets -
                 September 30, 1999 and June 30, 1999...................................................................3

                 Consolidated Statements of Operations -
                 Three months ended September 30, 1999 and 1998.........................................................4

                 Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1999 and 1998.........................................................5

                 Notes to Consolidated Financial Statements.............................................................6

     Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................................................9

     Item 3      Quantitative and Qualitative Disclosures about Market Risk............................................23

PART II          OTHER INFORMATION

     Item 1      Legal Proceedings.....................................................................................24

     Item 6      Exhibits..............................................................................................24

     Signature.........................................................................................................25


                              IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
Item 1. Financial Statements

                                                                        September 30,              June 30,
                                                                             1999                    1999
                                                                    -------------------      -----------------

                                                    ASSETS
Current assets:
    Cash and cash equivalents.......................................       $  9,318,000           $  3,013,000
    Accounts receivable, less allowance for doubtful accounts
        of $931,000 and $809,000                                             26,804,000             25,993,000
    Inventories.....................................................          5,434,000              5,275,000
    Prepaid expenses and other assets...............................          1,059,000              1,043,000
                                                                           ------------           ------------
        Total current assets........................................         42,615,000             35,324,000

Property and equipment, net.........................................          2,195,000              2,141,000
Intangibles and other assets........................................         32,714,000             33,981,000
                                                                           ------------           ------------
        Total assets................................................       $ 77,524,000           $ 71,446,000
                                                                           ============           ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable...................................................       $  1,119,000           $  4,796,000
    Accounts payable................................................          8,947,000              9,767,000
    Accrued compensation............................................          2,204,000              1,940,000
    Other accrued liabilities.......................................            934,000              1,324,000
    Deferred revenue................................................          1,830,000              1,784,000
                                                                           ------------           ------------
        Total current liabilities...................................         15,034,000             19,611,000

  Deferred revenue..................................................             40,000                156,000
  Other liabilities.................................................             90,000                 90,000
                                                                           ------------           ------------
        Total liabilities...........................................         15,164,000             19,857,000
                                                                           ------------           ------------


Shareholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares authorized;
        30,783,402 and 28,625,958 shares issued and outstanding             108,868,000             94,625,000
    Accumulated deficit.............................................        (46,327,000)           (42,855,000)
    Accumulated other comprehensive loss                                       (181,000)              (181,000)
                                                                           ------------           ------------
           Total shareholders' equity...............................         62,360,000             51,589,000
                                                                           ------------           ------------

                   Total liabilities and shareholders' equity.......       $ 77,524,000           $ 71,446,000
                                                                           ============           ============


   The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three months ended
                                                                       September 30,
                                                          ----------------------------------------
                                                                  1999                 1998
                                                          --------------------  ------------------
Revenues:
   Product revenues                                               $ 7,038,000         $ 9,749,000
   Services revenues                                               10,429,000          11,067,000
                                                                  -----------         -----------
       Total revenues                                              17,467,000          20,816,000
                                                                  -----------         -----------

Cost and expenses:
   Cost of product revenues                                         3,271,000           4,818,000
   Cost of services revenues                                        9,010,000           9,593,000
   Research, development and engineering                            2,207,000           1,461,000
   Marketing and selling                                            2,924,000           2,462,000
   General and administrative                                       2,794,000           1,781,000
   Amortization of acquired intangible assets                         885,000              46,000
                                                                  -----------         -----------

       Total costs and expenses                                    21,091,000          20,161,000
                                                                  -----------         -----------
Income (loss) from operations                                      (3,624,000)            655,000

Interest and other income (expense), net                              181,000              32,000
Interest expense                                                      (47,000)           (133,000)
                                                                  -----------         -----------

Income (loss) before taxes                                         (3,490,000)            554,000

Provision for incomes taxes                                                 -             (30,000)
Equity interest in joint venture                                       18,000             (74,000)
                                                                  -----------         -----------

Net income (loss)                                                 $(3,472,000)        $   450,000
                                                                  ===========         ===========

Net income (loss) per share:
       Basic                                                           $(0.11)              $0.02
                                                                  ===========         ===========
       Diluted                                                         $(0.11)              $0.02
                                                                  ===========         ===========

Shares used in computing net income (loss) per share:
       Basic                                                       30,644,000          25,285,000
       Diluted                                                     30,644,000          25,575,000



  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Three months ended
                                                                                  September 30,
                                                                    ------------------------------------------
                                                                           1999                    1998
                                                                    ------------------      ------------------
Cash flows from operating activities:
    Net income (loss)                                                     $(3,472,000)            $   450,000
    Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
        Depreciation                                                          465,000                 297,000
        Amortization of intangibles                                         1,090,000                 171,000
        Amortization of deferred revenue                                     (801,000)               (749,000)
        Interest in joint venture                                             (18,000)                 74,000
        Increase in inventory reserve                                         475,000                  37,000
        Write-off of capitalized software                                     154,000                       -
    Changes in assets and liabilities:
        Accounts receivable                                                  (811,000)                985,000
        Inventories                                                          (634,000)                195,000
        Prepaid expenses and other assets                                     (16,000)               (242,000)
        Accounts payable                                                     (820,000)             (1,527,000)
        Accrued compensation                                                  264,000                 377,000
        Other accrued liabilities                                            (372,000)                (30,000)
        Deferred revenue                                                      731,000                 641,000
                                                                          -----------             -----------
    Net cash provided by (used for) operating activities                   (3,765,000)                679,000
                                                                          -----------             -----------

Cash flows used for investing activities:
    Capital expenditures                                                     (519,000)               (229,000)
    Deletions (additions) to intangibles and other assets                      23,000                 (64,000)
                                                                          -----------             -----------
    Net cash used for investing activities                                   (496,000)               (293,000)
                                                                          -----------             -----------

Cash flows provided by (used for) financing activities:
    Borrowings under bank lines of credit                                     431,000               5,935,000
    Payments under bank lines of credit                                    (3,908,000)             (6,897,000)
    Principal payments on short-term note                                    (200,000)                      -
    Proceeds from sale of common stock and warrants                        14,243,000                 282,000
                                                                          -----------             -----------
    Net cash provided by (used for) financing activities                   10,566,000                (680,000)
                                                                          -----------             -----------

Net increase (decrease) in cash and cash equivalents                        6,305,000                (294,000)

Cash and cash equivalents at beginning of period                            3,013,000                 753,000
                                                                          -----------             -----------

Cash and cash equivalents at end of period                                $ 9,318,000             $   459,000
                                                                          ===========             ===========


Supplemental disclosures of cashflow information
    Cash paid during the period for interest                              $    47,000             $   139,000
    Cash paid during the period for income taxes                                    -             $    30,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2000.

   The consolidated financial statements include the accounts of Identix Incorporated ("Identix" or the "Company") and its wholly owned subsidiaries:
   ANADAC, Inc. ("ANADAC"), Identix Australia Pty Limited ("Identix Australia"), Biometric Applications and Technologies, Inc. ("BA&T") and Identicator Technology, Inc, ("Identicator Technology"). The Company also owns a 50% interest in Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC")


2. Inventories

   Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consisted of the following:

                                                            September 30,              June 30,
                                                                1999                     1999
                                                        -------------------       ----------------

Purchased parts and materials                                    $1,136,000             $1,713,000
Work-in-process                                                     504,000                706,000
Finished goods, including spares                                  3,794,000              2,856,000
                                                                 ----------             ----------
                                                                 $5,434,000             $5,275,000
                                                                 ==========             ==========

   The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the three months ended September 30, 1999, the Company physically disposed of $83,000 of inventory, which had been provided for at June 30, 1999. During the three months ended September 30, 1999, the Company provided $439,000 to write-down to market certain Biometric Security products.



3. Bank Covenant Waiver

   At September 30, 1999, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

4. Private Placement of Common Stock

   In July, 1999, the Company received net cash of $14,014,000 through a private placement of its common stock. The Company sold 1,811,594 shares of common stock at $8.28 per share, which represented a 5.0% discount from the average closing bid price for the 10 trading days prior to the closing date. In addition, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. Under the terms of the private placement, Identix has registered for resale the shares and warrants.

5. Net Income (Loss) Per Share

   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury stock method.

                                                                Three months ended
                                                                  September 30,
                                                        ----------------------------------
                                                              1999              1998
                                                        -----------------  ---------------

Net income (loss)                                            $(3,472,000)      $   450,000
                                                             ===========       ===========

Shares used in computing net income (loss) per share:
     Basic                                                    30,644,000        25,285,000
     Dilutive effect of stock options and warrants                     -           290,000
                                                             -----------       -----------
     Diluted                                                  30,644,000        25,575,000
                                                             ===========       ===========

Net income (loss) per share:
     Basic                                                   $     (0.11)      $      0.02
                                                             ===========       ===========
     Diluted                                                 $     (0.11)      $      0.02
                                                             ===========       ===========


   Options and warrants outstanding during the three months ended September 30, 1999, were not included in the computation of net loss per share as their effect was anti-dilutive.

6. Comprehensive Income

   Other comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustment. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

7. Operating Segments Data

   The Company has adopted the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to SFAS 131, the Company's revenues are attributed to the operating segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. The factors used to identify the operating segments are: the nature of the product and service; the type of customer for the product or service; the distribution method and the way in which management has organized the Company for making operating decisions and assessing performance. Management has organized the Company on product and service lines rather than geographical or regulatory lines.


                                                                    For the three months ending
                                                                           September 30,
                                                               --------------------------------------
                                                                      1999                1998
                                                               ------------------  ------------------
Total revenues:
   Biometric Imaging                                                 $ 5,484,000         $ 7,630,000
   Biometric Security                                                  1,554,000           2,119,000
   Government Services                                                10,429,000          11,067,000
                                                                     -----------         -----------
                                                                     $17,467,000         $20,816,000
                                                                     ===========         ===========
Net income (loss):
   Biometric Imaging                                                 $  (541,000)        $   481,000
   Biometric Security                                                 (3,251,000)           (436,000)
   Government Services                                                   320,000             405,000
                                                                     -----------         -----------
                                                                     $(3,472,000)        $   450,000
                                                                     ===========         ===========

                                                                        As of               As of
                                                                    September 30,          June 30,
                                                                        1999                 1999
                                                                     -----------         -----------
Identifiable assets:
   Biometric Imaging                                                 $15,991,000         $14,591,000
   Biometric Security                                                 41,714,000          37,556,000
   Government Services                                                19,819,000          19,299,000
                                                                     -----------         -----------
                                                                     $77,524,000         $71,446,000
                                                                     ===========         ===========

                              IDENTIX INCORPORATED
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Item 2.

   The statements in this report on Form 10-Q that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under "Risk Factors" below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

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

   On April 26, 1999, the Company acquired Identicator Technology, a privately held developer of biometric fingerprint identification technology for information technology applications. The acquisition was accounted for as a purchase. Identicator Technology is now part of the Company's Biometric Security Division and its operations are currently located in San Bruno, California.

   On July 31, 1999, the Company closed its Kansas City office of BA&T and terminated most of the staff. Development work in-process at BA&T was transferred to other operations within the Company.


Results of Operations

Revenues
--------

   Revenues for the three months ended September 30, 1999 were $17,467,000 compared to $20,816,000 for the same period in the prior fiscal year. The decrease in revenues of 16% for the three months was primarily due to decreased product revenues and, also to decreased services revenues.

   Product revenues were $7,038,000 for the three months ended September 30, 1999, compared to $9,749,000 for the same period in the prior fiscal year. For the three months ended September 30, 1999, the decrease in product revenues of 28% was due to a decrease in Biometric Imaging and Biometric Security sales.
The decrease in Biometric Imaging sales was caused by certain governmental orders and certain OEM orders for live-scan systems being delayed due to governmental spending-approval authorization cycles. In addition, certain state and local government agencies are delaying purchases of Biometric Imaging products while such agencies are expanding or enhancing the capabilities of their communication networks and, in some cases, their Automated Fingerprint Indentification Systems ("AFIS"). The decrease in Biometric Security sales was due to a decrease in purchases of the Company's Biometric Security Physical Access products caused by market price pressures as well as a delay in purchases of the Company's current biometric physical access products in anticipation of new product releases by the Company.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

   International sales accounted for $769,000 or 11% of the Company's product revenues for the three months ended September 30, 1999 compared to $1,058,000 or 11% for the same period in the prior fiscal year. The decrease in international sales for the three months was due to a decline in sales of Biometric Security - Physical Access products to Latin America as well as a general decline in Biometric Security - Physical Access product sales for the reasons specified above. Biometric Security - Physical Access products have traditionally composed the majority of the Company's international revenues. The Company expects international sales to continue to represent a significant portion of product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

   The Company did not have any product business customer that accounted for more then 10% of total revenues for the three months ended September 30, 1999 and 1998.

   Services revenues were $10,429,000 for the three months ended September 30, 1999 compared to $11,067,000 for the same period in the prior fiscal year. The decrease in services revenues of 6% for the three months ended September 30, 1999 was due to the delay of the award of certain contracts which were received late in the quarter. The Company's General Services Administration ("GSA") contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and terms periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three months ended September 30, 1999, revenues directly from the DOD and from other U. S. government agencies accounted for 92% of the Company's total services revenues compared to 91% for the same period in the prior fiscal year.

   The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three months ended September 30, 1999 and 1998, the Company derived 82% of its services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 18% of its services revenues for the three months ended September 30, 1999 and 1998. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997.

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

Gross Margin
------------

   Gross margin on product revenues was 54% for the three months ended September 30, 1999, as compared to 51% for the same period in the prior fiscal year. The percentage increase in gross margin for the three months was primarily due to reduced sales to Biometric Imaging OEM customers, which generally carry a lower gross margin than sales to end users. The increase was partially offset by reduced margins on Biometric Security - Physical Access products. During the three months ended September 30, 1999 a charge was made against cost of product revenues of $439,000 for a write down in inventory due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

   Gross margin on services revenues was 14% for the three months ended September 30, 1999 as compared to 13% for the same period in the prior fiscal year. The increase in gross margin for the three months was primarily due to less revenues being generated from contracts that include value added services from subcontractors which typically provide a lower gross margin.

Research, Development and Engineering
-------------------------------------

   Research, development and engineering expenses were $2,207,000 or 31% of product revenues for the three months ended September 30, 1999 compared to $1,461,000 or 15% of net product revenues for the same period in the prior fiscal year. The increase in research, development and engineering expenses for the three months is primarily due to the inclusion of research, development and engineering efforts of Identicator Technology. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

Marketing and Selling
---------------------

   Marketing and selling expenses were $2,924,000 or 17% of total revenues for the three months ended September 30, 1999 compared to $2,462,000 or 12% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses is due to the inclusion of marketing and selling expenses of Identicator Technology and the increased staffing and expenses to promote the Company's products and services.

General and Administrative
--------------------------

   General and administrative expenses were $2,794,000 or 16% of total revenues for the three months ended September 30, 1999 compared to $1,781,000 or 9% of total revenues for the same period in the prior fiscal year. The increase in the three months in general and administrative expenses was primarily due to the inclusion of Identicator Technology's general and administrative costs and the write-off of capitalized software.

Interest and Other Income (Expense), net
----------------------------------------

   For the three months ended September 30, 1999, interest and other income (expense), net was $181,000 compared to $32,000 for the same period in the prior fiscal year. The increase in interest and other income (expense), net was primarily due to an increase in interest income generated from investing the proceeds from the placement of common stock in July 1999 (see Liquidity and Capital Resources).

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

Interest Expense
----------------

   Interest expense was $47,000 for the three months ended September 30, 1999 compared to $133,000 for the same period in the prior fiscal year. The decrease was due to lower borrowings under the Company's lines of credit during the three months ended September 30, 1999 compared to the same period in the prior fiscal year. Working capital requirements were met with the proceeds from the private placement of common stock.

   The Identix Line of Credit was repaid in full on July 2, 1999. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three months ended September 30, 1999 was 8.0%.

Income Taxes
------------

   The Company did not record any income tax provision for the three months ended September 30, 1999 compared to a provision of $30,000 for the same period in the prior fiscal year which consisted of certain State franchise taxes.


Equity Interest in Joint Venture
--------------------------------

   The equity interest in joint venture represents the Company's share of the results of SIFC. For the three months ended September 30, 1999, equity interest in joint venture was $18,000 compared to a loss of $74,000 for the same period in the prior fiscal year.

Liquidity and Capital Resources

   In July 1999, the Company received net cash of $14,014,000 through a private placement of its common stock. The Company sold 1,811,594 shares of common stock at $8.28 per share, which represented a 5.0 % discount from the average closing bid price for the 10 trading days prior to the closing date. In addition, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. Under the terms of the privite placement, Identix agreed to register for resale the shares and warrants.

   On July 2, 1999, the Identix Line of Credit was repaid in full and certain other debts have been repaid since that date.

   The Company financed its operations during the three months ended September 30, 1999 primarily from the proceeds of the private placement and borrowings under the ANADAC Line of Credit. As of September 30, 1999, the Company's principal sources of liquidity consisted of $27,581,000 of working capital including $9,318,000 in cash and cash equivalents, and amounts available for future borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

   The Identix Line of Credit is a $10,000,000 bank line of credit secured by the personal property of Identix. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (8.75% at September 30, 1999). The line of credit expires on December 25, 1999 and the Company expects to renew it prior to that date. There can be no assurances that the Company will be able to renew such line of credit, or that the terms of the new line of credit will be as favorable to the Company as those currently in place. At September 30, 1999, there was no amount outstanding and $7,564,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock. At September 30, 1999, the Company was in default on one covenant on this bank line of credit. The Company has obtained a waiver from the bank for the breach of the covenant.

   The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.25% at September 30, 1999). The line of credit expires on March 30, 2000. At September 30, 1999, $1,119,000 was outstanding and $4,730,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

   The Company used cash for operating activities of $3,765,000 during the three months ended September 30, 1999. The primary use of cash was due to (i) the net loss of $3,472,000 which includes amortization of $1,090,000, depreciation of $465,000 and an increase in the inventory reserve of $475,000, (ii) a decrease in accounts payable of $820,000, (iii) an increase in inventory of $634,000 and
(iv) an increase in accounts receivable of $811,000.

   The Company used cash of $496,000 for investing activities during the three months ended September 30, 1999 primarily for the purchase of property and equipment of $519,000.

   The Company generated cash of $10,566,000 from financing activities during the three months ended September 30, 1999. Financing activities consisted of proceeds from the sales of common stock and warrants of $14,243,000, net of issuance costs, partially offset by net repayments of $3,477,000 against the Company's lines of credit.

   The Company did not have any material capital expenditure commitments as of September 30, 1999.

   The Company believes that cash flow from operations, together with existing working capital and the two bank lines of credit will be adequate to fund the Company's cash requirements for at least the remainder of Fiscal 2000. However, the Company will need to renew the Identix Line of Credit prior to December 25, 1999 and may require additional equity or debt financing to meet its working capital or capital equipment needs. There can be no assurance that the Company will be able secure an extension of the Identix Line of Credit or that it will be able to obtain such additional financing or that the terms of such financing will be favorable to the Company.

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

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

   Identix has substantially completed phases 1, 2, 3, 4 and 5 of the Year 2000 program. In phases 1,2 and 4, Identix performed an evaluation of its products and information technology infrastructure to determine their Year 2000 readiness. To the extent that a Year 2000 issue was identified, Identix has developed solutions to remediate the Year 2000 issues. Identix is not taking remedial action for those products that will reach the end of their support life before the end of 1999.

   Phase 3 consisted of notifying customers of Year 2000 issues with Identix products and providing support to the customer's remediation efforts. The notification process was substantially completed by June 30, 1999. Identix's remediation support activities have commenced and will continue at least through December 31, 1999. Identix's products are included in complex systems and the process undertaken by its customers to assess and remediate Year 2000 issues may be lengthy. For example, Identix has sold TouchPrint products that, at the request of the customers, use a two-digit value for the year. In this case, customer remediation is likely to require a change in the customer's workflow. Separate and a part from issues associated with remediation of product related year 2000 compliance issues. Order flow for Identix products and services are at risk of disruption if Identix customers experience year 2000 compliance problems resulting in their own internal information technology systems.

   Phase 4 was completed by March 31, 1999. Identix identified certain internal software that required updating in order to be Year 2000 complaint. As part of Identix's maintenance contract for that software, the vendor of that software has provided Identix with an upgrade that it expects to address the year 2000 issues associated with the Identix's internal information and operating systems. Further, certain hardware that was identified as non-compliant has been replaced.

   Identix is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The purpose of phase 5 is to determine the Year 2000 readiness of suppliers of critical components and services. Identix has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. As of September 30, 1999, substantially all of Identix's critical suppliers have made written assurances to Identix that they will be able to continue to supply Identix into the year 2000. A failure of a key supplier to provide Identix with necessary components or services could result in a significant delay by Identix in providing products or services to its customers and have a severe negative impact on Identix's stock price or financial performance.

   Identix continues to develop contingency plans to address Year 2000 concerns as part of its Year 2000 program. As of September 30, 1999, Identix is in the process of formulating and planning for the event the Company may experience unforeseen Year 2000 problems. Identix plans to complete this in the last quarter of calendar 1999 to the extent that it identifies areas where there is a significant possibility that Year 2000 compliance will not be achieved.

   Identix believes that its costs, not borne by customers, for its Year 2000 program will be less than $250,000, excluding costs associated with existing internal personnel. The costs of the program to date have been less than $40,000. Identix has used existing personnel for the Year 2000 program and has no current plans to add staff specifically for this purpose. Identix has not separately tracked the internal costs associated with the Year 2000 program.

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

IDENTIX INCORPORATED
Management's Discussion and Analysis - Continued . . .

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

   Identix has made forward-looking statements regarding its Year 2000 program. These statements include the expected completion schedule for various phases of the Year 2000 program, the costs to and liabilities of Identix associated with the Year 2000 and Identix's Year 2000 readiness. There are many factors that could cause actual events or results to differ materially from those stated in the forward-looking statements. These factors include the complexity associated with identifying Year 2000 problems, the inability of Identix, its customers and suppliers to ascertain Year 2000 readiness and compliance issues and to become year 2000 compliant, and the reaction of customers to Year 2000 issues. All of these factors make it impossible for Identix to ensure that it has identified all Year 2000 issues that may affect it or all costs or liabilities that it may be exposed to as a result of Year 2000 issues.

   The information contained in this Form 10-Q related to the Year 2000 constitutes Year 2000 Readiness Disclosure for purposes of the Year 2000 Information and Readiness Disclosure Act. That act does not limit liability under the securities laws.

RISK FACTORS

   The Company's operations, financial performance, business and share price may be affected by a number of factors, including the following, any of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this quarterly report Form 10-Q or in other reports, press releases or other statements issued from time to time.

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

   We expect competition to increase further as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities.

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

   Usually, most of our revenues in a quarter come from a small number of large orders. Accordingly, revenues in a particular quarter depend on the timing and size of major orders. The following are some other reasons why our financial results may fluctuate from quarter to quarter:

   . reduced demand for products caused by a competitor's price reductions or introduction of new competitors or new or enhanced products
   .  changes in the mix of products and services we or our distributors sell
   . cancellation, delays or contract amendments by government agency customers . the lack of avilability of government funds
   .  litigation costs
   .  expenses related to acquisitions
   .  other one-time financial charges
   .  the lack of availability or increase in cost of key components
   .  economic downturns domestically or internationally.

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

We derive a majority of our services revenue from government contracts, which are often non-standard, involve competitive bidding and may be subject to cancellation without penalty.

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

   For the three months ended September 30, 1999, we derived approximately 92% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

   For the three months ended September 30, 1999, we derived approximately 82% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's business, financial condition and results of operation.

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

   We obtain certain components and complete products from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience signifiant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

   As a result, we may be required to incur additional development manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

The success of our strategic plan to pursue sales in international markets may be limited by risks related to international trade and marketing.

   For the three months ended September 30, 1999, we derived 11% of our product revenues from international sales. We currently have offices in Australia, Singapore, Brazil, Britain and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries. Our product revenues attributable to international sales declined by 36% in fiscal 1999 from fiscal 1998, mainly due to a decline in sales resulting from economic instability in Asia.

   In addition to the uncertainty as to our ability to maintain and expand our international presence, there are certain risks inherent in foreign operations and international markets, including:

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

   As of September 30, 1999, we had $27,581,000 in working capital, which included $9,318,000 in cash and cash equivalents. In addition, we had $7,564,000 available under the Identix bank line of credit, which expires in December 1999. ANADAC had $4,730,000 available under its bank line of credit, which expires in March 2000. In July 1999, the Company received net cash proceeds of $14,014,000 through a private placement of its common stock. However, we may need to raise additional debt or equity financing in the next 12 months if current sources of capital are not sufficient to finance our operations or if our lines of credit are not renewed or if we fail to obtain a waiver of any covenant breaches under our lines of credit. During the three months ended September 30, 1999, the Company defaulted on one covenant in the Identix bank line of credit, for which the Company obtained a waiver of default from the bank. We may not be able to obtain additional equity or debt financing on terms that are not excessively dilutive to existing stockholders or more costly than existing sources of debt financing.

One stockholder owns a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

   As of October 31, 1999, Ascom USA, Inc. beneficially owned approximately 15% of our outstanding common stock. This concentration of ownership may delay or prevent a change in control of the Company. Ascom deposited all of its shares into a voting trust that expires in 2004. Ascom has preemptive rights with respect to issuances of Identix securities and registration rights with respect to the securities it holds. The Company filed a registration statement covering the resale of 1,700,000 shares by Ascom. If Ascom sells a significant number of our shares in the open market pursuant to the registration statement or otherwise, our common stock price may be adversely affected. In addition, we may not be able to obtain additional financing on favorable terms in the future because of Ascom's preemptive rights and registration rights.

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

   Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The negative effects of any failure could be exacerbated if the failure occurred in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

   We principally rely upon patent, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents or trademarks may infringe upon or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

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

   We believe that in order to be successful we must grow rapidly. In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Rapid growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth we experience effectively.

We may encounter difficulties in acquiring and effectively integrating complementary assets and businesses.

   As part of our business strategy, we may to acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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


 Item 6.    Exhibits and Reports on Form 8-K.

            (a) Exhibits

                Exhibit
                Number    Description

                27.1      Financial Data Schedule

            (b) During the three months ended September 30, 1999, the Company filed one report on Form 8-K, dated July 8, 1999, to report $15 million private placement of its common stock.

                              IDENTIX INCORPORATED

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on November 12, 1999.

                        IDENTIX INCORPORATED




                         BY:        /s/James P. Scullion
                              ----------------------------------------------
                         James P. Scullion
                         President, Chief Financial Officer, Director
                         and Secretary