Form 10-Q
period 1999-12-31
IDENTIX INC
filed 2000-02-14
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark one)
   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of 1934.

For the quarterly period ended December 31, 1999 or

_______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641
                        ------

                             IDENTIX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                94-2842496
   ---------------------------------       -----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation of organization)

 510 N. Pastoria Avenue, Sunnyvale, California               94086
----------------------------------------------               -----
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (408) 731-2000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES   X    NO _____
                                              -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       31,073,204 shares of Common Stock
                             as of January 31, 2000

                             IDENTIX INCORPORATED

                                     INDEX


PART I         FINANCIAL INFORMATION


   Item 1      Unaudited Financial Statements

               Consolidated Balance Sheets -
               December 31, 1999 and June 30, 1999

               Consolidated Statements of Operations -
               Three and six months ended December 31, 1999 and 1998

               Consolidated Statements of Cash Flows -
               Six months ended December 31, 1999 and 1998

               Notes to Consolidated Financial Statements

   Item 2      Management's Discussion and Analysis of Financial
               Condition and Results of Operations

   Item 3      Quantitative and Qualitative Disclosures about Market Risk

PART II        OTHER INFORMATION

   Item 1      Legal Proceedings

   Item 4      Submission of Matters to a Vote of Security Holders

   Item 6      Exhibits

   Signature

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

Item 1. Financial Statements

                                                                           December 31,             June 30,
                                                                               1999                   1999
                                                                           ------------           ------------
                                         ASSETS

Current assets:
    Cash and cash equivalents                                              $  9,653,000           $  3,013,000
    Accounts receivable, less allowance for doubtful accounts
        of $985,000 and $809,000                                             25,212,000             25,993,000
    Inventories                                                               5,636,000              5,275,000
    Prepaid expenses and other assets                                         1,082,000              1,043,000
                                                                           ------------           ------------
        Total current assets                                                 41,583,000             35,324,000

Property and equipment, net                                                   2,402,000              2,141,000
Intangibles and other assets, net                                            32,028,000             33,981,000
                                                                           ------------           ------------
        Total assets                                                       $ 76,013,000           $ 71,446,000
                                                                           ============           ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable                                                          $  1,113,000           $  4,796,000
    Accounts payable                                                          9,191,000              9,767,000
    Accrued compensation                                                      1,954,000              1,940,000
    Other accrued liabilities                                                 1,224,000              1,324,000
    Deferred revenue                                                          2,356,000              1,784,000
                                                                           ------------           ------------
        Total current liabilities                                            15,838,000             19,611,000

  Deferred revenue                                                               40,000                156,000
  Other liabilities                                                              90,000                 90,000
                                                                           ------------           ------------
        Total liabilities                                                    15,968,000             19,857,000
                                                                           ------------           ------------


Shareholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares authorized;
        30,783,402 and 28,625,958 shares issued and outstanding             109,610,000             94,625,000
    Accumulated deficit                                                     (49,384,000)           (42,855,000)
    Accumulated other comprehensive loss                                       (181,000)              (181,000)
                                                                           ------------           ------------
           Total shareholders' equity                                        60,045,000             51,589,000
                                                                           ------------           ------------

                   Total liabilities and shareholders' equity              $ 76,013,000           $ 71,446,000
                                                                           ============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended                    Six months ended
                                                           December 31,                         December 31,
                                                -----------------------------------------------------------------------
                                                     1999              1998               1999            1998
                                                     ----              ----               ----            ----
Revenues:
   Product revenues                                $ 7,459,000        $ 8,898,000       $14,497,000      $18,647,000
   Services revenues                                10,067,000         10,609,000        20,496,000       21,676,000
                                                   -----------        -----------       -----------      -----------
       Total revenues                               17,526,000         19,507,000        34,993,000       40,323,000
                                                   -----------        -----------       -----------      -----------
Cost and expenses:
   Cost of product revenues                          3,812,000          4,384,000         7,083,000        9,202,000
   Cost of services revenues                         8,725,000          9,294,000        17,735,000       18,887,000
   Research, development and engineering             1,757,000          1,343,000         3,964,000        2,804,000
   Marketing and selling                             3,773,000          2,684,000         6,697,000        5,146,000
   General and administrative                        1,742,000          1,598,000         4,536,000        3,379,000
   Amortization of acquired intangible assets          863,000             41,000         1,748,000           87,000
                                                   -----------        -----------       -----------      -----------

       Total costs and expenses                     20,672,000         19,344,000        41,763,000       39,505,000
                                                   -----------        -----------       -----------      -----------

Income (loss) from operations                       (3,146,000)           163,000        (6,770,000)         818,000

Interest and other income, net                         192,000             25,000           373,000           55,000
Interest expense                                       (30,000)           (99,000)          (77,000)        (230,000)
                                                   -----------        -----------       -----------      -----------

Income (loss) before taxes                          (2,984,000)            89,000        (6,474,000)         643,000

Provision for incomes taxes                                  -            (60,000)                -          (90,000)
Equity interest in joint venture                       (73,000)           (85,000)          (55,000)        (159,000)
                                                   -----------        -----------       -----------      -----------

Net income (loss)                                  $(3,057,000)       $   (56,000)      $(6,529,000)     $   394,000
                                                   ===========        ===========       ===========      ===========

Net income (loss) per share:
       Basic                                            $(0.10)            $(0.00)           $(0.21)           $0.02
                                                   ===========        ===========       ===========      ===========
       Diluted                                          $(0.10)            $(0.00)           $(0.21)           $0.02
                                                   ===========        ===========       ===========      ===========

Shares used in computing net income (loss)
 per share:
       Basic                                        30,915,000         25,354,000        30,780,000       25,319,000
       Diluted                                      30,915,000         25,354,000        30,780,000       25,646,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six months ended
                                                                                December 31,
                                                                    -------------------------------------
                                                                        1999                    1998
                                                                        ----                    ----
Cash flows from operating activities:
  Net income (loss)                                                 $  (6,529,000)         $      394,000
  Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities:
    Depreciation                                                          793,000                 568,000
    Amortization of intangibles                                         2,088,000                 308,000
    Amortization of deferred revenue                                   (1,996,000)             (1,612,000)
    Equity interest in joint venture                                       55,000                 158,000
    Increase in inventory reserve                                         506,000                  55,000
    Write-off of capitalized software                                     154,000                       -
  Changes in assets and liabilities:
    Accounts receivable                                                   591,000               1,584,000
    Inventories                                                          (643,000)                251,000
    Prepaid expenses and other assets                                     (73,000)               (361,000)
    Accounts payable                                                     (576,000)                610,000
    Accrued compensation                                                   14,000                 100,000
    Other accrued liabilities                                            (155,000)                (53,000)
    Deferred revenue                                                    2,452,000               2,197,000
                                                                    -------------          --------------
  Net cash provided by (used for) operating activities                 (3,319,000)              4,199,000
                                                                    -------------          --------------

Cash flows used for investing activities:
  Capital expenditure                                                  (1,054,000)               (557,000)
  Investment in joint venture                                                   -                (100,000)
  Additions to intangibles and other assets                              (289,000)               (161,000)
                                                                    -------------          --------------
  Net cash used for investing activities                               (1,343,000)               (818,000)
                                                                    -------------          --------------

Cash flows provided by (used for) financing activities:
  Borrowings under bank lines of credit                                 1,818,000               9,886,000
  Payments under bank lines of credit                                  (5,301,000)            (12,642,000)
  Principal payments on short-term notes                                 (200,000)                      -
  Proceeds from sale of common stock and warrants                      14,985,000               1,040,000
                                                                    -------------          --------------
  Net cash provided by (used for) financing activities                 11,302,000              (1,716,000)
                                                                    -------------          --------------

Net increase in cash and cash equivalents                               6,640,000               1,655,000

Cash and cash equivalents at beginning of period                        3,013,000                 753,000
                                                                    -------------          --------------

Cash and cash equivalents at end of period                          $   9,653,000          $    2,418,000
                                                                    =============          ==============

Supplemental disclosures of cashflow information
    Cash paid during the period for interest                        $      75,000          $      230,000
    Cash paid during the period for income taxes                                -          $       90,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-K. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2000.

     The consolidated financial statements include the accounts of Identix Incorporated ("Identix" or the "Company") and its wholly owned subsidiaries: ANADAC, Inc. ("ANADAC"), Identix Australia Pty Limited ("Identix Australia"), Biometric Applications and Technologies, Inc. ("BA&T") and Identicator Technology, Inc., ("Identicator Technology"). The Company also owns a 50% interest in Sylvan/Identix Fingerprinting Centers, L.L.C. ("SIFC")


2.   Inventories

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consisted of the following:

                                               December 31,    June 30,
                                                   1999          1999
                                               ------------   ------------

          Purchased parts and materials        $  2,200,000   $  1,713,000
          Work-in-process                           947,000        706,000
          Finished goods, including spares        2,489,000      2,856,000
                                               ------------   ------------
                                               $  5,636,000   $  5,275,000
                                               ============   ============

     The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the six months ended December 31, 1999, the Company physically disposed of $154,000 of inventory, which had been provided for at June 30, 1999. During the six months ended December 31, 1999, the Company provided $439,000 to write-down to market certain Biometric Security products and $67,000 for certain other products.


3.   Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings
     (loss) per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury stock method.

     The following is a reconciliation of the shares used in the calculation of basic and diluted per share amounts for the periods presented:

                                                               Three months ended                   Six months ended
                                                                   December 31,                        December 31,
                                                                   ------------                        ------------
                                                              1999              1998              1999               1998
                                                           -----------       -----------       -----------        -----------
Net income (loss)                                          $(3,057,000)      $   (56,000)      $(6,529,000)       $   394,000
                                                           ===========       ===========       ===========        ===========

Shares used in computing net income (loss) per share:
  Basic                                                     30,915,000        25,354,000        30,780,000         25,319,000
  Dilutive effect of stock options and warrants                      -                 -                 -            327,000
                                                           -----------       -----------       -----------        -----------
  Diluted                                                   30,915,000        25,354,000        30,780,000         25,646,000
                                                           ===========       ===========       ===========        ===========

Net income (loss) per share:
  Basic                                                    $     (0.10)      $     (0.00)      $     (0.21)       $      0.02
                                                           ===========       ===========       ===========        ===========
  Diluted                                                  $     (0.10)      $     (0.00)      $     (0.21)       $      0.02
                                                           ===========       ===========       ===========        ===========

     Options and warrants outstanding during the three and six months ended December 31, 1999 and the three months ended December 31, 1998 were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

4.   Comprehensive Income

     Other comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consisted of a foreign currency translation adjustment. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

5.   Operating Segments Data

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

                                               For the three months ended          For the six months ended
                                               --------------------------          ------------------------
                                                      December 31,                        December 31,
                                                      -----------                         ------------
                                                1999              1998               1999              1998
                                             -----------       -----------        -----------       -----------
Total revenues:
  Biometric Imaging                          $ 5,124,000       $ 7,193,000        $10,608,000       $14,823,000
  Biometric Security                           2,335,000         1,705,000          3,889,000         3,824,000
  Government Services                         10,067,000        10,609,000         20,496,000        21,676,000
                                             -----------       -----------        -----------       -----------
                                             $17,526,000       $19,507,000        $34,993,000       $40,323,000
                                             ===========       ===========        ===========       ===========
Net income (loss):
  Biometric Imaging                          $  (455,000)      $   130,000        $  (996,000)      $   611,000
  Biometric Security                          (2,920,000)         (719,000)        (6,171,000)       (1,155,000)
  Government Services                           318 ,000           533,000            638,000           938,000
                                             -----------       -----------        -----------       -----------
                                             $(3,057,000)      $   (56,000)       $(6,529,000)      $   394,000
                                             ===========       ===========        ===========       ===========

     Identifiable assets:                      As of                  As of
                                         December 31, 1999        June 30, 1999
                                         -----------------       ---------------
  Biometric Imaging                      $      16,740,000       $    14,591,000
  Biometric Security                            40,476,000            37,556,000
  Government Services                           18,797,000            19,299,000
                                         -----------------       ---------------
                                         $      76,013,000       $    71,446,000
                                         =================       ===============


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On April 26, 1999, the Company acquired Identicator Technology, a privately held developer of biometric fingerprint identification technology for information technology applications. The acquisition was accounted for as a purchase. Identicator Technology is now part of the Company's Biometric Security Division and its operations have been relocated from San Bruno, California to Sunnyvale, California.

     On July 31, 1999, the Company closed the Kansas City office of BA&T and terminated most of the staff.. Product development work in-process at BA&T was transferred to other operations within the Company.


RESULTS OF OPERATIONS

Revenues
--------

     Revenues for the three and six month periods ended December 31, 1999 were $17,526,000 and $34,993,000 compared to $19,507,000 and $40,323,000 for the same periods in the prior fiscal year. The decrease in revenues of 10% and 13% for the three and six month periods was due to decreases in both product and services revenues.

     Product revenues were $7,459,000 and $14,497,000 for the three and six months ended December 31, 1999, compared to $8,898,000 and $18,647,000 for the same periods in the prior fiscal year. For the three and six months ended December 31, 1999, the decrease in product revenues of 16% and 22% respectively was primarily due to a decrease in Biometric Imaging sales caused by certain governmental orders and certain OEM orders for live-scan systems being delayed due to governmental spending-approval authorization cycles. In addition, certain state and local government agencies are delaying purchases of Biometric Imaging products while such agencies are expanding or enhancing the capabilities of their communication networks and, in some cases, their Automated Fingerprint Identification Systems ("AFIS"). This decrease was partially offset by revenues from the Company's Information Technology products, which were $1,397,000 for the three months ended December 31, 1999, a 77% increase over the previous quarter. The Company's IT product revenues are derived through Identicator Technology, which was acquired in April 1999, and therefore there were no revenues for these products for the same periods in the prior fiscal year.

     International sales accounted for $1,004,000 or 13% and $1,773,000 or 12% of the Company's product revenues for the three and six months ended December 31, 1999, respectively, compared to $911,000 or 10% and $1,969,000 or 11% for the same periods in the prior fiscal year. The increase in international sales for the three months was primarily due to an increase in sales of Biometric Security products to Latin America. The decrease in international sales for the six months was due to new product transition issues during the first quarter relating to Biometric Security-Physical Access products, which have traditionally composed the majority of the Company's international revenue. The Company expects international sales to continue to represent a significant portion of product revenues, although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     The Company did not have any product business customer that accounted for more then 10% of total revenues for the three and six month periods ended December 31, 1999 and six months ended December 31, 1998. During the three month period ended December 31, 1998 the Company had one product business customer that accounted for more than 10% of total revenues.

     Services revenues were $10,067,000 and $20,496,000 for the three and six month period ended December 31, 1999 compared to $10,609,000 and $21,676,000 for the same periods in the prior fiscal year. The decrease in services revenues of 5% for the three and six months ended December 31, 1999 was primarily due to decreased sales of third party products through the Company's General Services Administration ("GSA") contract. The GSA contract allows U.S. Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and terms periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and six months ended December 31, 1999, revenues directly from the DOD and from other U. S. government agencies accounted for 88% of the Company's total services revenues compared to 91% for the same periods in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and six months ended December 31, 1999, the Company derived 81% of its services revenues from FFP and T&M contracts compared to 81% and 82% for the same periods in the prior fiscal year. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on FFP and T&M contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded.

     The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 19% and 18% of its services revenues for the three and six month periods ended

December 31, 1999 compared to 19% and 18% for the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997.

Gross Margin
------------

     Gross margin on product revenues was 49% and 51 % for the three and six month periods ended December 31, 1999, as compared to 51% for the same periods in the prior fiscal year. The percentage decrease in gross margin for the three months was primarily due to lower margins on sales of the Company's "end of life" physical access control products as well as initial hardware only sales of the Bio Security IT Division's fingerprint reader devices. During the six months ended December 31, 1999, a charge was made against cost of product revenues of $439,000 for a write down in inventory due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 13% for the three and six months ended December 31, 1999 as compared to 12% and 13%, respectively, for the same periods in the prior fiscal year. The increase in gross margin for the three months was primarily due to less revenues being generated from contracts that include value added services from subcontractors which typically provide a lower gross margin.

Research, Development and Engineering
-------------------------------------

     Research, development and engineering expenses were $1,757,000 or 24% and $3,964,000 or 27% of product revenues for the three and six months ended December 31, 1999 compared to $1,343,000 or 15% and $2,804,000 or 15% of product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses for the three and six month periods was primarily due to increased costs associated with developing new IT applicant solutions for the Bio Security Division. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.


Marketing and Selling
---------------------

     Marketing and selling expenses were $3,773,000 or 22% and $6,697,000 or 19% of total revenues for the three and six month periods ended December 31, 1999 compared to $2,684,000 or 14% and $5,146,000 or 13% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses was primarily due to the inclusion of marketing and selling expenses of Identicator Technology and the increased staffing and expenses to promote the Company's new products, specifically, Biometric Security IT products such as the DFR-300 and Bio-Logon software.

General and Administrative
--------------------------

     General and administrative expenses were $1,742,000 or 10% and $4,536,000 or 13% of total revenues for the three and six month periods ended December 31, 1999 compared to $1,598,000 or 8% and $3,379,000 or 8% of total revenues for the same periods in the prior fiscal year. The increase for the three and six months in general and administrative expenses was primarily due to the inclusion of Identicator Technology's general and administrative costs and a write-off of capitalized software of $154,000.

Amortization of Acquired Intangible Assets
------------------------------------------

Amortization of acquired intangible assets was $863,000 or 5% and $1,748,000 or 5% of total revenues for the three and six month periods ended December 31, 1999 compared to $41,000 or 0% and $87,000 or 0% of total revenues for the same periods in the prior fiscal year. The increase for the three and six month periods was primarily due to the inclusion of amortization of goodwill, core technology and assembled workforce recorded in connection with the acquisition of Identicator Technology.

Interest and Other Income, net
------------------------------

     For the three and six months ended December 31, 1999, interest and other income was $192,000 and $373,000 compared to $25,000 and $55,000 for the same periods in the prior fiscal year. The increase in interest and other income was primarily due to an increase in interest income generated from investing the net proceeds of $14,014,000 from the placement of common stock in July 1999 (see Liquidity and Capital Resources).

Interest Expense
----------------

     Interest expense was $30,000 and $77,000 for the three and six month periods ended December 31, 1999 compared to $99,000 and $230,000 for the same periods in the prior fiscal year. The decrease was due to lower borrowings under the Company's lines of credit during both periods compared to the same periods in the prior fiscal year.

     The Identix Line of Credit was repaid in full on July 2, 1999. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three and six months ended December 31, 1999 was 8.4% and 8.2%, respectively.

Income Taxes
------------

     The Company did not record any income tax provision for the three and six month periods ended December 31, 1999 compared to a provision of $60,000 and $90,000 for the same periods in the prior fiscal year which consisted of certain State franchise taxes.

Equity Interest in Joint Venture
--------------------------------

     Equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three and six months ended December 31, 1999, the equity interest in the joint venture were losses of $73,000 and $55,000 compared to losses of $85,000 and $159,000 for the same periods in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1999, the Company received net cash of $14,014,000 through a private placement of its common stock. On July 2, 1999, the Identix Line of Credit was repaid in full and certain other debts have been repaid since that date.

     The Company financed its operations during the six months ended December 31, 1999 primarily from the proceeds of the private placement and borrowings under the ANADAC Line of Credit. As of December 31, 1999, the Company's principal sources of liquidity consisted of $25,745,000 of working capital including $9,653,000 in cash and cash equivalents, and amounts available for future borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

     The Identix Line of Credit is a $7,500,000 bank line of credit secured by the personal property of Identix. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (9.00% at December 31, 1999). The line of credit expires on February 23, 2000 and the Company expects to renew it prior to that date. There can be no assurances that the Company will be able to renew such line of credit, or that the terms of the new line of credit will be as favorable to the Company as those currently in place. At December 31, 1999, there was no amount outstanding and $4,986,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest (8.50% at December 31, 1999). The line of credit expires on March 31, 2000 and is subject to renewal. At December 31, 1999, $1,113,000 was outstanding and $4,736,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains certain financial and operating covenants.

     The Company used cash for operating activities of $3,319,000 during the six months ended December 31, 1999. The primary use of cash was due to (i) the net loss of $6,529,000 which includes amortization of intangibles of $2,088,000, depreciation of $793,000 and an increase in the inventory reserve of $506,000,
(ii) a decrease in accounts payable of $576,000 and (iii) an increase in inventory of $643,000, which was partially offset by a decrease in accounts receivable of $591,000.

     The Company used cash of $1,343,000 for investing activities during the six months ended December 31, 1999 primarily for the purchase of property and equipment of $1,054,000.

     The Company generated cash of $11,302,000 from financing activities during the six months ended December 31, 1999. Financing activities consisted of proceeds from the sales of common stock and warrants of $14,985,000, net of issuance costs, partially offset by net repayments of $3,483,000 against the Company's lines of credit.

     The Company did not have any material capital expenditure commitments as of December 31, 1999.

     The Company believes that the cash flow from operations, together with existing working capital and the two bank lines of credit will be adequate to fund the Company's cash requirements for at least the next twelve months. However, the Company will need to renew the lines of credit and may require additional equity or debt financing, to meet its working capital or capital equipment needs. There can be no assurance that the Company will be able secure extensions of the Identix or ANADAC Lines of Credit or that it will be able to obtain such additional financing or that the terms of such financing will be favorable to the Company.

IMPACT OF YEAR 2000

     Identix has instituted a program to address Year 2000 issues. Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure when the year 2000 arrives.

     Identix's Year 2000 program consisted of the following: (1) evaluation of Identix products; (2) development of solutions to Year 2000 issues for Identix products; (3) customer notification and support regarding Identix products; (4) evaluation and remediation of Identix's information technology infrastructure;
(5) assessment of Year 2000 compliance of third party providers of critical components and services; and (6) development of contingency plans to address Year 2000 issues. Identix's Year 2000 program is overseen by its Year 2000 Committee.

     Identix has completed all phases of the Year 2000 program. In phases 1, 2 and 4, Identix performed an evaluation of its products and information technology infrastructure to determine their Year 2000 readiness. To the extent that a Year 2000 issue was identified, Identix has solutions to remediate the Year 2000 issues. Identix did not take remedial action for those products that reached the end of their support life before the end of 1999. Phase 3 consisted of notifying customers of Year 2000 issues with Identix products and providing support to the customer's remediation efforts.

     Identix is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The purpose of phase 5 is to determine the Year 2000 readiness of suppliers of critical components and services.

     Identix has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. As of December 31, 1999, substantially all of Identix's critical suppliers have made written assurances to Identix that they will be able to continue to supply Identix into the year 2000. A failure of a key supplier to provide Identix with necessary components or services could result in a significant delay by Identix in providing products or services to its customers and have a severe negative impact on Identix's stock price or financial performance.

     Identix continues to develop contingency plans to address Year 2000 concerns as part of its Year 2000 program. As of December 31, 1999, Identix was in the process of formulating and planning for the event the Company may experience unforeseen Year 2000 problems Identix believes that its costs, not borne by customers, for its Year 2000 program will be less than $250,000, excluding costs associated with existing internal personnel. The costs of the program to date have been less than $60,000.

     Leading up to, and following the transition into calendar Year 2000, the Company experienced no significant internal Year 2000 problems with its' information technology systems. Externally, certain of the Company's Biometric Imaging customers required temporary remediation to ensure proper function of the Company's products. These temporary actions will require a permanent solution which the Company is in the process of defining. The costs of both short-term and long-term remediation efforts have been approximately $50,000 and are not expected to exceed $100,000 excluding costs associated with existing internal personnel. Identix has used existing personnel for the Year 2000 program and has no current plans to add staff specifically for this purpose. Identix has not separately tracked the internal costs associated with the Year 2000 program.

     Not withstanding the foregoing, the Year 2000 problem is pervasive and complex and there are risks that Identix has not identified all of the Year 2000 issues that may affect it and that any remedial efforts it takes will not adequately address any potential Year 2000 problems. Though the Company has experienced no significant Year 2000 problems to date, there can be no assurance that significant Year 2000 problems will not develop going forward. Identix's products are used in systems that perform a number of critical functions. For example, the biometric security products are used to verify individual identity in a number of high-risk situations such as prisons and airports. The biometric security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Although Identix believes that it should not have liability for a system failure relating to the Year 2000, such a failure in these or other critical applications could potentially require Identix to expend substantial resources to assist in remedying the failure or result in litigation to ascertain liability or recover costs. Identix believes that this represents the most reasonably likely worst-case scenario with respect to the Year 2000.

     Identix has made forward-looking statements regarding its Year 2000 program. These statements include the expected costs to and liabilities of Identix associated with the Year 2000 and Identix's Year 2000 readiness. There are many factors that could cause actual events or results to differ materially from those stated in the forward-looking statements. These factors include the complexity associated with identifying Year 2000 problems, the inability of Identix, its customers and suppliers to ascertain Year 2000 readiness and compliance issues and to become year 2000 compliant, and the reaction of customers to Year 2000 issues. All of these factors make it impossible for Identix to ensure that it has identified all Year 2000 issues that may affect it or all costs or liabilities that it may be exposed to as a result of Year 2000 issues.

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

  All of our product revenues are derived from the sale of biometric products
  ---------------------------------------------------------------------------
and our business will not grow unless the market for biometric products expands
-------------------------------------------------------------------------------
both domestically and internationally.
-------------------------------------

  Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including:

  . the cost, performance and reliability of our products and products of competitors
  .  customers' perception of the perceived benefit of these products
  . public perceptions of the intrusiveness of these products and the manner in which firms are using the fingerprint information collected.
  . public perceptions regarding the confidentiality of private information . customers' satisfaction with our products
  .  marketing efforts and publicity regarding these products.

  Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. Even if biometric markets develop, our products may not gain wide market acceptance.

  We face intense competition from other biometric identification providers as
  ----------------------------------------------------------------------------
well as traditional identification and security systems providers.
-----------------------------------------------------------------

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

  We expect competition to increase further if and when biometric products gain widespread commercial acceptance and as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities.

  In our services business, we face substantial competition from professional
  ---------------------------------------------------------------------------
services providers of all sizes in the government marketplace.
-------------------------------------------------------------

  ANADAC is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

  The biometrics industry is characterized by rapid technological change and
  --------------------------------------------------------------------------
evolving industry standards, which could render existing products obsolete.
--------------------------------------------------------------------------

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

  Our revenues and operating results often vary significantly from quarter to
  ---------------------------------------------------------------------------
quarter and may be negatively affected by a number of factors, including the
----------------------------------------------------------------------------
timing of large orders.
----------------------

  Usually, most of our revenues in a quarter come from a small number of large orders. Accordingly, revenues in a particular quarter depend on the timing and size of major orders. The following are some other reasons why our financial results may fluctuate from quarter to quarter:

  . reduced demand for products caused by a competitor's price reductions or introduction of new competitors or new or enhanced products
  .  changes in the mix of products and services we or our distributors sell
  . cancellation, delays or contract amendments by government agency customers . the lack of availability of government funds
  .  litigation costs
  .  expenses related to acquisitions
  .  other one-time financial charges
  .  the lack of availability or increase in cost of key components
  .  economic downturns domestically or internationally.

  We also may reduce prices or increase spending in response to competition or
  ----------------------------------------------------------------------------
to pursue new market opportunities.
----------------------------------

  Our Biometric Imaging products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If after expending significant funds and effort we fail to receive an order, a severe negative impact on our financial results and stock price could result.

  It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship one or more large orders as forecasted for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

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

  We derive a majority of our services revenue from government contracts, which
  -----------------------------------------------------------------------------
are often non-standard, involve competitive bidding and may be subject to
-------------------------------------------------------------------------
cancellation without penalty.
----------------------------

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

  For the three and six months ended December 31, 1999, we derived approximately 88% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

  For the three and six months ended December 31, 1999, we derived approximately 81% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's business, financial condition and results of operation.

  We rely on marketing and distribution partners to distribute our products and
  -----------------------------------------------------------------------------
may be adversely affected if those parties do not actively promote our products
-------------------------------------------------------------------------------
or pursue installations that use our equipment.
----------------------------------------------

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

We depend on products and services provided by International Technology
-----------------------------------------------------------------------
Concepts, Inc. ("IT Concepts")
------------------------------

  Our Biometric Security Division purchases certain complete biometric security I.T. products, components of I.T. products and engineering services related to the development of products from IT Concepts. If we were to lose IT Concepts as a supplier of these products and engineering services, we would be required to find alternative suppliers for the products and services or hire additional engineering personnel to provide the services, which could delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment may have a material adverse effect on our financial results and stock price.

Loss of sole or limited source suppliers may result in delays or additional
---------------------------------------------------------------------------
expenses.
--------

  We obtain certain components and complete products from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience significant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

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

The success of our strategic plan to pursue sales in international markets may
------------------------------------------------------------------------------
be limited by risks related to international trade and marketing.
----------------------------------------------------------------

  For the three and six months ended December 31, 1999, we derived 13% and 12%, respectively, of our product revenues from international sales. We currently have offices in Australia, Singapore, Brazil, Britain and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries. Our product revenues attributable to international sales declined by 36% in fiscal 1999 from fiscal 1998, mainly due to a decline in sales resulting from economic instability in Asia.

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

We may need to raise additional debt or equity financing in the next twelve
---------------------------------------------------------------------------
months.
------

  As of December 31, 1999, we had $25,745,000 in working capital, which included $9,653,000 in cash and cash equivalents. In addition, we had $4,986,000 available under the Identix bank line of credit, which expires in February 23, 2000, and ANADAC had $4,736,000 available under the ANADAC Bank Line of Credit, which expires on March31, 2000. In July 1999, the Company received net cash proceeds of $14,014,000 through a private placement of its common stock. However, we may need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent
--------------------------------------------------------------------------------
a change in control or adversely affect the stock price through sales in the
----------------------------------------------------------------------------
open market.
-----------

  In January 2000, the State of Wisconsin Investment Board acquired approximately 12% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market could adversely affect our stock price.

We may experience unanticipated expenses and other problems related to Year 2000
--------------------------------------------------------------------------------
issues.
------

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

Our products are complex and may contain undetected or unresolved defects when
------------------------------------------------------------------------------
sold or may not meet customer's performance criteria.
----------------------------------------------------

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

Failure by us to maintain the proprietary nature of our technology, products and
--------------------------------------------------------------------------------
manufacturing processes would negatively impact our ability to compete
----------------------------------------------------------------------
effectively.
-----------

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

If we fail to adequately manage growth of our business, it could have a severe
------------------------------------------------------------------------------
negative impact on our financial results or stock price.
-------------------------------------------------------

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

We may encounter difficulties in acquiring and effectively integrating
----------------------------------------------------------------------
complementary assets and businesses.
-----------------------------------

  As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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

Loss of current senior executives and key technical, marketing and sales
------------------------------------------------------------------------
personnel would adversely affect our business.
---------------------------------------------

  Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive. We are dependent on the services of certain key personnel, including the following:

 . Randall C. Fowler, Chairman, CEO and founder of Identix, has approximately thirty years of experience in the biometrics industry and is considered one of the industry's pioneers. On December 21, 1999, Mr. Fowler announced his intention to retire on March 31, 2000. The Company is actively searching for Mr. Fowler's replacement. There can be no assurance that the Company will be able to attract a highly skilled and motivated individual to succeed Mr. Fowler as Chairman and CEO.

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


 . William Spence, Vice President, Biometric Security Division, Physical Access, plays a major role in the execution of the strategic plan of this division.

  If we lose the services of key personnel, or fail to replace the services of key personnel who depart from the Company, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the Silicon Valley where the Company principally operates. The loss of the services of any key engineering, marketing or other personnel or the failure of the Company to attract, integrate, motivate and retain additional key employees could have a material adverse effect on the Company's business, operating and financial results and stock price.

Our business operations may be adversely affected in the event of an earthquake.
-------------------------------------------------------------------------------

  Our corporate headquarters and most of our research and development operations are located in Silicon Valley in Northern California, a region known for seismic activity. An earthquake or other significant natural disaster could have a material adverse impact on our business, financial condition and operating results.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is primarily comprised of money market funds that mature within ninety days. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

  Foreign Currency Exchange Rate Risk - Certain of the Company's revenues, cost of revenues and operating expenses are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings


            The Company is not party to any material legal proceedings.

   Item 4.  Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of Shareholders ("the Meeting") was held at the Wyndham Garden Hotel, located at 1300 Chesapeake Terrace, Sunnyvale, California 94089, at 2:00 PM, on Thursday, October 28, 1999, pursuant to due notice.

               (b) According to the certified list of stockholders which was presented at the Meeting, there were 30,765,786 shares of Stock of the Company outstanding and entitled to vote.

               (c) There were present at the Meeting, in person or by proxy, the holders of 24,942,178 shares of Stock of the Company, representing 81% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

               (d) All Board of Directors nominees referenced in Item 1 below were elected at the Annual Meeting of Shareholders on October 28, 1999.

               (e) The matters were voted upon and the results of the voting were as follows:

                    (1) The following seven persons were elected to the Board of Directors:

                    Name                     Votes For      Votes Withheld
                    ----                     ---------      --------------

                    Randall C. Fowler        24,771,858            170,320
                    Randall Hawks, Jr.       24,834,533            107,645
                    Patrick H. Morton        24,842,008            100,170
                    Charles W. Richion       24,831,387            100,791
                    James P. Scullion        24,835,893            106,285
                    Fred U. Sutter           24,836,888            105,290
                    Larry J. Wells           24,840,658            101,520

                    (2)  Ratification of Auditors:

                    FOR              24,781,564
                    AGAINST              50,720
                    ABSTAIN             109,894
                    BROKER NON-VOTE           -


   Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits

               10.30 Separation Agreement between Identix Incorporated and Randall C. Fowler

               27.1      Financial Data Schedule

  During the three months ended December 31, 1999, no reports were filed on Form 8-K.

                             IDENTIX INCORPORATED

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on February 11, 2000.

                        IDENTIX INCORPORATED




                        BY: /s/ James P. Scullion
                            --------------------------------------
                        James P. Scullion
                        President, Chief Operating Officer and Chief Financial Officer