Form 10-Q
period 2000-03-31
IDENTIX INC
filed 2000-05-15
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


(Mark one)
   X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
Exchange Act of 1934.

For the quarterly period ended March 31, 2000 or

_______Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641
                        ------

                             IDENTIX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                    94-2842496
----------------------------------------   -------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation of organization)


510 N. Pastoria Avenue, Sunnyvale, California               94086
----------------------------------------------              -----
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

                       32,994,643 shares of Common Stock
                               as of May 4, 2000

                              IDENTIX INCORPORATED

                                     INDEX


PART I         FINANCIAL INFORMATION

     Item 1    Unaudited Financial Statements

               Consolidated Balance Sheets -
               March 31, 2000 and June 30, 1999

               Consolidated Statements of Operations -
               Three and nine months ended March 31, 2000 and 1999

               Consolidated Statements of Cash Flows -
               Nine months ended March 31, 2000 and 1999

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

     Item 1    Legal Proceedings

     Item 6    Exhibits


     Signature

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

Item 1. Financial Statements

                                                                        March 31, 2000           June 30,1999
                                                                       ----------------     --------------------

                                    ASSETS
Current assets:
    Cash and cash equivalents.......................................       $  7,727,000             $  3,013,000
    Accounts receivable, less allowance for doubtful accounts
        of $937,000 and $809,000                                             26,694,000               25,993,000
    Inventories.....................................................          5,597,000                5,275,000
    Prepaid expenses and other assets...............................          1,460,000                1,043,000
                                                                           ------------             ------------
        Total current assets........................................         41,478,000               35,324,000

Property and equipment, net.........................................          2,736,000                2,141,000
Intangibles and other assets, net...................................         31,030,000               33,981,000
                                                                           ------------             ------------
        Total assets................................................       $ 75,244,000             $ 71,446,000
                                                                           ============             ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable...................................................       $  1,255,000             $  4,796,000
    Accounts payable................................................          7,724,000                9,767,000
    Accrued compensation............................................          2,455,000                1,940,000
    Other accrued liabilities.......................................          1,345,000                1,324,000
    Deferred revenue................................................          2,928,000                1,784,000
                                                                           ------------             ------------
        Total current liabilities...................................         15,707,000               19,611,000

Deferred revenue..................................................                    -                  156,000
Other liabilities.................................................               90,000                   90,000
                                                                           ------------             ------------
        Total liabilities...........................................         15,797,000               19,857,000
                                                                           ------------             ------------


Shareholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares authorized;
        31,818,251 and 28,625,958 shares issued and outstanding             113,133,000               94,625,000
    Accumulated deficit.............................................        (53,505,000)             (42,855,000)
    Accumulated other comprehensive loss                                       (181,000)                (181,000)
                                                                           ------------             ------------
           Total shareholders' equity...............................         59,447,000               51,589,000
                                                                           ------------             ------------

                   Total liabilities and shareholders' equity.......       $ 75,244,000             $ 71,446,000
                                                                           ============             ============


   The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended                   Nine months ended
                                                            March 31,                            March 31,
                                                  --------------------------------      ------------------------------------
                                                       2000               1999              2000               1999
                                                       ----               ----              ----               ----
Revenues:
   Product revenues                                $ 7,569,000        $ 6,541,000      $ 22,066,000        $25,188,000
   Services revenues                                10,011,000         12,883,000        30,507,000         34,559,000
                                                   -----------        -----------      ------------        -----------
       Total revenues                               17,580,000         19,424,000        52,573,000         59,747,000
                                                   -----------        -----------      ------------        -----------

Cost and expenses:
   Cost of product revenues                          3,912,000          3,439,000        10,995,000         12,641,000
   Cost of services revenues                         8,983,000         11,037,000        26,717,000         29,924,000
   Research, development and engineering             2,249,000          1,339,000         6,213,000          4,143,000
   Marketing and selling                             3,390,000          2,375,000        10,087,000          7,521,000
   General and administrative                        2,363,000          2,102,000         6,899,000          5,481,000
   Amortization of acquired intangible assets          825,000             28,000         2,573,000            115,000
                                                   -----------        -----------      ------------        -----------

       Total costs and expenses                     21,722,000         20,320,000        63,484,000         59,825,000
                                                   -----------        -----------      ------------        -----------

Loss from operations                                (4,142,000)          (896,000)      (10,911,000)           (78,000)

Interest and other income, net                          88,000            169,000           460,000            229,000
Interest expense                                       (31,000)           (97,000)         (108,000)          (332,000)
                                                   -----------        -----------      ------------        -----------

Loss before taxes and equity
 interest in joint venture                          (4,085,000)          (824,000)      (10,559,000)          (181,000)

(Provision) benefit for income taxes                         -             69,000                 -            (21,000)
Equity interest in joint venture                       (36,000)           (84,000)          (91,000)          (243,000)
                                                   -----------        -----------      ------------        -----------

Net loss                                           $(4,121,000)       $  (839,000)     $(10,650,000)       $  (445,000)
                                                   ===========        ===========      ============        ===========

Net loss per share:
       Basic                                       $     (0.13)       $     (0.03)     $      (0.34)       $     (0.02)
                                                   ===========        ===========      ============        ===========
       Diluted                                     $     (0.13)       $     (0.03)     $      (0.34)       $     (0.02)
                                                   ===========        ===========      ============        ===========

Shares used in computing net loss
 per share:
       Basic                                        31,398,000         25,437,000        30,977,000         25,359,000
       Diluted                                      31,398,000         25,437,000        30,977,000         25,359,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine months ended
                                                                                     March 31,
                                                                        ---------------------------------------
                                                                                2000                    1999
                                                                                ----                    ----
Cash flows from operating activities:
    Net loss                                                               $(10,650,000)           $   (445,000)
    Adjustments to reconcile net income (loss) to net
        cash provided by (used for) operating activities:
        Depreciation                                                            760,000                 959,000
        Amortization of intangibles                                           3,027,000                 551,000
        Amortization of deferred revenue                                     (3,518,000)             (2,399,000)
        Equity interest in joint venture                                         91,000                 243,000
        Increase in inventory reserve                                           665,000                  78,000
        Write-off of capitalized software                                       154,000                       -
        Changes in assets and liabilities:
        Accounts receivable                                                    (701,000)               (740,000)
        Inventories                                                            (987,000)               (329,000)
        Prepaid expenses and other assets                                      (417,000)               (531,000)
        Accounts payable                                                     (2,043,000)                713,000
        Accrued compensation                                                    515,000                  10,000
        Other accrued liabilities                                               (70,000)                107,000
        Deferred revenue                                                      4,506,000               2,625,000
                                                                           ------------            ------------
    Net cash provided by (used for) operating activities                     (8,668,000)                842,000
                                                                           ------------            ------------

Cash flows used for investing activities:
    Capital expenditures                                                     (1,355,000)               (839,000)
    Investment in joint venture                                                       -                (182,000)
    Additions to intangibles and other assets                                  (230,000)               (450,000)
                                                                           ------------            ------------
    Net cash used for investing activities                                   (1,585,000)             (1,471,000)
                                                                           ------------            ------------

Cash flows provided by financing activities:
    Borrowings under bank lines of credit                                     1,849,000              18,316,000
    Payments under bank lines of credit                                      (5,190,000)            (18,741,000)
    Principal payments on short-term notes                                     (200,000)                      -
    Proceeds from sale of common stock and warrants                          18,508,000               1,130,000
                                                                           ------------            ------------
    Net cash provided by financing activities                                14,967,000                 705,000
                                                                           ------------            ------------

Net increase in cash and cash equivalents                                     4,714,000                  76,000

Cash and cash equivalents at beginning of period                              3,013,000                 753,000
                                                                           ------------            ------------

Cash and cash equivalents at end of period                                 $  7,727,000            $    829,000
                                                                           ============            ============


Supplemental disclosures of cashflow information:
      Cash paid during the period for interest                             $    108,000            $    332,000
      Cash paid during the period for income taxes                                    -            $     21,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Basis of Presentation

   These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-K. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2000.

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


2. Inventories

   Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market and consisted of the following:

                                                     March 31,           June 30,
                                                       2000                1999
                                                  ------------         -----------
          Purchased parts and materials             $2,730,000          $1,713,000
          Work-in-process                            1,047,000             706,000
          Finished goods, including spares           1,820,000           2,856,000
                                                    ----------          ----------
                                                    $5,597,000          $5,275,000
                                                    ==========          ==========

   The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the nine months ended March 31, 2000, the Company physically disposed of $1,118,000 of inventory, of which $1,018,000 had been provided for at June 30, 1999. During the nine months ended March 31, 2000, the Company provided $524,000 to write-down to market certain Biometric Security products and $141,000 for certain other products.


3. Net Loss Per Share

   Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period after considering the effect of dilutive common stock options and warrants under the treasury stock method.

   The following is a reconciliation of the shares used in the calculation of basic and diluted net loss per share amounts for the periods presented:

                                                               Three months ended                   Nine months ended
                                                                    March 31,                           March 31,
                                                                    ---------                           ---------
                                                              2000               1999              2000              1999
                                                           -----------        -----------      ------------       -----------
Net loss                                                   $(4,121,000)       $  (839,000)     $(10,650,000)      $ (445,000)
                                                           ===========        ===========      ============       ===========

Shares used in computing net loss per share:
     Basic                                                  31,398,000         25,437,000        30,977,000        25,359,000
     Dilutive effect of stock options and warrants                   -                  -                 -                 -
                                                           -----------        -----------      ------------       -----------
     Diluted                                                31,398,000         25,437,000        30,977,000        25,359,000
                                                           ===========        ===========      ============       ===========

Net loss per share:
     Basic                                                 $     (0.13)       $     (0.03)     $      (0.34)      $     (0.02)
                                                           ===========        ===========      ============       ===========
     Diluted                                               $     (0.13)       $     (0.03)     $      (0.34)      $     (0.02)
                                                           ===========        ===========      ============       ===========

     Options and warrants outstanding during the three and nine months ended March 31, 2000 and the three and nine months ended March 31, 1999, were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

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

                                           For the three months ended              For the nine months ended
                                                       March 31,                            March 31,
                                                      ----------                           ----------
                                                 2000              1999                2000              1999
                                              -----------       -----------        ------------       -----------
Total revenues:
   Biometric Imaging                          $ 4,802,000       $ 5,276,000        $ 15,377,000       $20,100,000
   Biometric Security                           2,767,000         1,265,000           6,689,000         5,088,000
   Government Services                         10,011,000        12,883,000          30,507,000        34,559,000
                                              -----------       -----------        ------------       -----------
                                              $17,580,000       $19,424,000        $ 52,573,000       $59,747,000
                                              ===========       ===========        ============       ===========
Net income (loss):
   Biometric Imaging                          $(1,044,000)      $  (436,000)       $ (1,965,000)      $   104,000
   Biometric Security                          (3,103,000)       (1,078,000)         (9,353,000)       (2,203,000)
   Government Services                             26,000           675,000             668,000         1,654,000
                                              -----------       -----------        ------------       -----------
                                              $(4,121,000)      $  (839,000)       $(10,650,000)      $  (445,000)
                                              ===========      ===========        ============       ===========


                                                                As of                                  As of
Identifiable assets:                                        March 31, 2000                         June 30, 1999
                                                            ---------------                       ---------------
   Biometric Imaging                                            $18,654,000                           $14,591,000
   Biometric Security                                            38,234,000                            37,556,000
   Government Services                                           18,356,000                            19,299,000
                                                                -----------                           -----------
                                                                $75,244,000                           $71,446,000
                                                                ===========                           ===========

6.   Bank Covenant Waiver

     At March 31, 1999, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

7.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", ("SAB 101"). The Company is evaluating the effect of adopting SAB 101 and will comply with its requirements in the first quarter of fiscal 2001.

     In March 2000, the Financial Accounting Standards Board issued FIN 44 "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB 25" which is effective July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial statements.

8.   Subsequent Event

     In April 2000, certain investors from a private placement of common stock exercised warrants to purchase 905,798 of the Company's common stock at $11.33 per share. The Company received net proceeds of $10,263,000.


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

RESULTS OF OPERATIONS

Revenues
--------

     Revenues for the three and nine months March 31, 2000, were $17,580,000 and $52,573,000 compared to $19,424,000 and $59,747,000 for the same periods in the prior fiscal year. The decrease in revenues of 9% for the three months was primarily due to a decrease in services revenues. The decrease in revenues of 12% for the nine months was due to decreases in both product and services revenues.

     Product revenues were $7,569,000 and $22,066,000 for the three and nine months ended March 31, 2000, compared to $6,541,000 and $25,188,000 for the same periods in the prior fiscal year. For the three months ended March 31, 2000, the increase in product revenues of 16% compared to the same period in the prior fiscal year was primarily due to Biometric Security IT product revenues of $1,487,000 derived through sales of the DFR-200 fingerprint scanner and peripheral devices and licenses of BioLogon 2.0 Client and Server software. For the nine months ended March 31, 2000, the decrease in product revenue of 12% compared to the same period in the prior fiscal year, was primarily due to a decrease in Biometric Imaging sales caused by certain governmental orders and certain OEM orders for live-scan systems being delayed due to governmental spending-approval authorization cycles. In addition, certain state and local government agencies are delaying purchases of Biometric Imaging products while such agencies are expanding or enhancing the capabilities of their communication networks and, in some cases, their Automated Fingerprint Identification Systems ("AFIS"). The Company's IT product revenues are derived through Identicator Technology, which was acquired in April 1999, and therefore, there were no revenues for these products for the same periods in the prior fiscal year.

     International sales were $769,000 or 10% and $2,542,000 or 12% of the Company's product revenues for the three and nine months ended March 31, 2000 respectively, compared to $802,000 or 12% and $2,771,000 or 11% for the same periods in the prior fiscal year. The decrease in international sales for the three months was primarily due to new product transition issues relating to Biometric Security-Physical Access products, which have traditionally composed the majority of the Company's international revenue. The Company expects international sales to continue to represent a significant portion of product revenues, although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     The Company did not have any one product business customer that accounted for more then 10% of total revenues for the three and nine month periods ended March 31, 2000 and the three and nine months ended March 31, 1999.

     Services revenues were $10,011,000 and $30,507,000 for the three and nine months ended March 31, 2000, compared to $12,883,000 and $34,559,000 for the same periods in the prior fiscal year. The decrease in services revenues of 22% and 12% respectively, for the three and nine months ended March 31, 2000, was primarily due to decreased sales of third party products through the Company's General Services Administration ("GSA") contract. The GSA contract allows U.S. Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and the GSA negotiate the prices and terms periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and nine months ended March 31, 2000, revenues directly from the DOD and from other U.S. government agencies accounted for 85% and 90% respectively, of the Company's total services revenues compared to 87% and 90% respectively, for the same periods in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and nine months ended March 31, 2000, the Company derived 81% and 82% respectively, of its services revenues from FFP and T&M contracts compared to 85% and 83% respectively, for the same periods in the prior fiscal year. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on FFP and T&M contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded.

     The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 19% and 18% respectively of its services revenues for the three and nine month periods ended March 31, 2000, compared to 15% and 17% respectively, for the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between ANADAC and representatives of such government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997.

Gross Margin
------------

     Gross margin on product revenues was 48% and 50% respectively, for the three and nine months ended March 31, 2000, as compared to 47% and 50% respectively, for the same periods in the prior fiscal year. During the nine months ended March 31, 2000, charges were made against cost of product revenues of $524,000 for write-downs in inventory due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 10% and 12% respectively, for the three and nine months ended March 31, 2000, as compared to 14% and 13% respectively, for the same periods in the prior fiscal year. The decrease in gross margin for the three months was primarily due to more revenue being generated from contracts that include value-added services from resellers, which typically provide a lower gross margin.

Research, Development and Engineering
-------------------------------------

     Research, development and engineering expenses were $2,249,000 or 30% and $6,213,000 or 28% of product revenues for the three and nine months ended March 31, 2000, compared to $1,339,000 or 21% and $4,143,000 or 16% of product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses for the three and nine month periods was primarily due to increased costs associated with developing new IT security solutions for the Biometric Security Division. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.


Marketing and Selling
---------------------

     Marketing and selling expenses were $3,390,000 or 19% and $10,087,000 or 19% of total revenues for the three and nine month periods ended March 31, 2000, compared to $2,375,000 or 12% and $7,521,000 or 13% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses was primarily due to the inclusion of marketing and selling expenses of Identicator Technology and the increased staffing and expenses to promote the Company's new products, specifically, Biometric Security IT products.

General and Administrative
--------------------------

     General and administrative expenses were $2,363,000 or 13% and $6,899,000 or 13% of total revenues for the three and nine month periods ended March 31, 2000, compared to $2,102,000 or 11% and $5,481,000 or 9% of total revenues for the same periods in the prior fiscal year. The increase for the three and nine months in general and administrative expenses was primarily due to the inclusion of Identicator Technology's general and administrative costs.

Amortization of Acquired Intangible Assets
------------------------------------------

Amortization of acquired intangible assets was $825,000 and $2,573,000 or 5% of total revenues for the three and nine month periods ended March 31, 2000, compared to $28,000 or 0% and $115,000 or 0% of total revenues for the same periods in the prior fiscal year. The increase for the three and nine month periods was primarily due to the inclusion of amortization of goodwill, core technology and assembled workforce recorded in connection with the acquisition of Identicator Technology.

Interest and Other Income, net
------------------------------

For the three and nine months ended March 31, 2000, interest and other income was $88,000 and $460,000 compared to $169,000 and $229,000 for the same periods in the prior fiscal year. The decrease for the three months ended March 31, 2000, was primarily due to lower amounts of miscellaneous non-recurring income being recorded this period as compared to the same period in the prior fiscal year. The increase for the nine months ended March 31, 2000, was primarily due to an increase in interest income generated from investing the net proceeds from the private placement of common stock in July 1999 (see Liquidity and Capital Resources).

Interest Expense
----------------

     Interest expense was $31,000 and $108,000 for the three and nine months ended March 31, 2000, compared to $97,000 and $332,000 for the same periods in the prior fiscal year. The decrease was due to lower borrowings under the Company's lines of credit during both periods compared to the same periods in the prior fiscal year.

     The Identix Line of Credit was repaid in full on July 2, 1999. The weighted average interest rate paid by ANADAC on borrowings under its line of credit (the "ANADAC Line of Credit") during the three and nine months ended March 31, 2000 was 8.7% and 8.4%, respectively.

Income Taxes
------------

     The Company did not record any income tax provision for the three and nine months ended March 31, 2000. This compares to a benefit of $69,000 for the three months ended March 31, 1999 which consisted of a refund of certain State franchise taxes, and a provision of $21,000 for the nine months ended March 31, 1999.


Equity Interest in Joint Venture
--------------------------------

     Equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three and nine months ended March 31, 2000, the equity interest in the joint venture provided losses of $36,000 and $91,000 compared to losses of $84,000 and $243,000 for the same periods in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1999, the Company received net cash of $14,014,000 through a private placement of its common stock. On July 2, 1999, the Identix Line of Credit was repaid in full and certain other debts have been repaid since that date.

     The Company financed its operations during the nine months ended March 31, 2000, primarily from working capital, borrowings under the ANADAC Line of Credit and the proceeds of the private placement of common stock. As of March 31, 2000, the Company's principal sources of liquidity consisted of $25,771,000 of working capital including $7,727,000 in cash and cash equivalents, the proceeds from exercises of options and warrants of the Company's common stock and amounts available for future borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

     The Identix Line of Credit is a $7,500,000 bank line of credit secured by the personal property of Identix. Under the Identix Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (9.5% at March 31, 2000). The line of credit has been renewed to April 20, 2001. At March 31, 2000, there was no amount outstanding and $5,410,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock. At March 31, 2000, the Company defaulted on one of its financial covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit secured by ANADAC's accounts receivable and certain other assets. Amounts drawn bear interest at the bank's prime rate of interest (9.0% at March 31, 2000). The line of credit was recently renewed to March 31, 2001. At March 31, 2000, $1,255,000 was outstanding and $4,736,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains certain financial and operating covenants.

     The Company used cash for operating activities of $8,668,000 during the nine months ended March 31, 2000. The primary use of cash was due to (i) the net loss of $10,650,000 which includes amortization of intangibles of $3,027,000, depreciation of $760,000 and an increase in the inventory reserve of $665,000,
(ii) a decrease in accounts payable of $2,043,000 and (iii) an increase in inventory of $987,000, which was partially offset by an increase in deferred revenue of $988,000 and a decrease in accrued compensation of $515,000.

     The Company used cash of $1,585,000 for investing activities during the nine months ended March 31, 2000 primarily for the purchase of plant and equipment of $1,355,000.

     The Company generated cash of $14,967,000 from financing activities during the nine months ended March 31, 2000. Financing activities consisted of proceeds from the sales of common stock and warrants of $18,508,000, net of issuance costs, partially offset by net repayments of $3,341,000 against the Company's lines of credit.

     The Company did not have any material capital expenditure commitments as of March 31, 2000.

     The Company believes that the cash flow from operations, together with existing working capital, the proceeds from the exercise of options and warrants and the two bank lines of credit will be adequate to fund the Company's cash requirements for at least the next twelve months. However, the Company may require additional equity or debt financing as well as the proceeds of $10,263,000 from the exercise of warrants [see Note 8 - Subsequent Events]. There can be no assurances that the Company will be able to obtain such additional financing or that the terms of such financing will be favorable to the Company.

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

     Identix is at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. The purpose of phase 5 is to determine the Year 2000 readiness of suppliers of critical components and services. Identix has sent inquiries to its suppliers to determine their readiness with respect to Year 2000 problems. As of December 31, 1999, substantially all of Identix's critical suppliers made written assurances to Identix that they will be able to continue to supply Identix into the year 2000. A failure of a key supplier to provide Identix with necessary components or services could result in a significant delay by Identix in providing products or services to its customers and have a severe negative impact on Identix's stock price or financial performance.

     Identix continues to develop contingency plans to address Year 2000 concerns as part of its Year 2000 program. As of March 31, 2000, Identix was in the process of formulating and planning for the event the Company may experience unforeseen Year 2000 problems. Identix believes that its costs, not borne by customers, for its Year 2000 program will be less than $250,000, excluding costs associated with existing internal personnel. The costs of the program to date have been less than $75,000.

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

     All of our product revenues are derived from the sale of biometric products
     ---------------------------------------------------------------------------
and our business will not grow unless the market for biometric products expands
-------------------------------------------------------------------------------
both domestically and internationally.
--------------------------------------

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

     We face intense competition from other biometric identification providers
     -------------------------------------------------------------------------
as well as traditional identification and security systems providers.
---------------------------------------------------------------------

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

     In our services business, we face substantial competition from professional
     ---------------------------------------------------------------------------
services providers of all sizes in the government marketplace.
--------------------------------------------------------------

     ANADAC is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to ANADAC. If ANADAC is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

     The biometrics industry is characterized by rapid technological change and
     --------------------------------------------------------------------------
evolving industry standards, which could render existing products obsolete.
---------------------------------------------------------------------------

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

     Our revenues and operating results often vary significantly from quarter to
     ---------------------------------------------------------------------------
quarter and may be negatively affected by a number of factors, including the
----------------------------------------------------------------------------
timing of large orders.
-----------------------

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

     We also may reduce prices or increase spending in response to competition
     -------------------------------------------------------------------------
or to pursue new market opportunities.
--------------------------------------

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

     We derive a majority of our services revenue from government contracts,
     -----------------------------------------------------------------------
which are often non-standard, involve competitive bidding and may be subject to
--------------------------------------------------------------------------------
cancellation without penalty.
-----------------------------

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

     For the three and nine months ended March 31, 2000, we derived approximately 85% and 90% respectively of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

     For the three and nine months ended March 31, 2000, we derived approximately 81% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. ANADAC is currently undergoing such an audit by the Defense Contract Audit Agency for the period from July 1, 1995 to June 30, 1997. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's business, financial condition and results of operation.

     We rely on marketing and distribution partners to distribute our products
     -------------------------------------------------------------------------
and may be adversely affected if those parties do not actively promote our
--------------------------------------------------------------------------
products or pursue installations that use our equipment.
--------------------------------------------------------

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

     We depend on products and services provided by International Technology
     -----------------------------------------------------------------------
Concepts, Inc. ("IT Concepts")
------------------------------

     Our Biometric Security Division purchases certain complete biometric security I.T. products, components of IT products and engineering services related to the development of products from IT Concepts. In turn, IT Concepts subcontracts a portion of its development work to an affiliate in Russia. If we were to lose IT Concepts as a supplier of these products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, we would be required to find alternative suppliers for the products and services or hire additional engineering personnel to provide the services, which could delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment may have a material adverse effect on our financial results and stock price.

Loss of sole or limited source suppliers may result in delays or additional
---------------------------------------------------------------------------
expenses.
---------

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

The success of our strategic plan to pursue sales in international markets may
------------------------------------------------------------------------------
be limited by risks related to international trade and marketing.
-----------------------------------------------------------------

     For the three and nine months ended March 31, 2000, we derived approximately 10% of our product revenues from international sales. We currently have offices in Australia, Singapore, Brazil, Britain and Switzerland. There is a risk that we may not be able to market, sell and deliver our products in foreign countries.

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

We may need to raise additional debt or equity financing in the next twelve
---------------------------------------------------------------------------
months.
-------

     As of March 31, 2000, we had $25,771,000 in working capital, which included $7,727,000 in cash and cash equivalents. In addition, we had $5,410,000 available under the Identix bank line of credit, which has been renewed to April 20, 2001, and ANADAC had $4,736,000 available under the ANADAC Bank Line of Credit, which has been renewed to March 31, 2001. In July 1999, the Company received net cash proceeds of $14,014,000 through a private placement of its common stock and a further $10,263,000 in April 2000, from the exercise of warrants issued in conjunction with the private placement of common stock. However, we may need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent
--------------------------------------------------------------------------------
a change in control or adversely affect the stock price through sales in the
----------------------------------------------------------------------------
open market.
------------

     As of May 4, 2000, the State of Wisconsin Investment Board owns approximately 11% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market could adversely affect our stock price.

We may experience unanticipated expenses and other problems related to Year 2000
--------------------------------------------------------------------------------
issues.
-------

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

Our products are complex and may contain undetected or unresolved defects when
------------------------------------------------------------------------------
sold or may not meet customer's performance criteria.
-----------------------------------------------------

     Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers may make the manufacturing and assembly process of such products complex, which may in turn lead to delays or shortages in the availability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurred in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

     Failure by us to maintain the proprietary nature of our technology,
     -------------------------------------------------------------------
     products and manufacturing processes would negatively impact our ability to
     ---------------------------------------------------------------------------
     compete effectively.
     --------------------

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

If we fail to adequately manage growth of our business, it could have a severe
------------------------------------------------------------------------------
negative impact on our financial results or stock price.
--------------------------------------------------------

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

We may encounter difficulties in acquiring and effectively integrating
----------------------------------------------------------------------
complementary assets and businesses.
------------------------------------

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

     . potential exposure to unknown liabilities of acquired companies . higher than anticipated acquisition costs and expenses
     . effects of costs and expenses of acquiring and integrating new businesses on higher operating results and financial condition

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

Loss of current senior executives and key technical, marketing and sales
------------------------------------------------------------------------
personnel would adversely affect our business.
----------------------------------------------

     Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive. We are dependent on the services of certain key personnel, including the following:

 .     Randall C. Fowler, Chairman and founder of Identix, retired as CEO effective March 31, 2000. The Company is actively searching for Mr. Fowler's replacement. There can be no assurance that the Company will be able to attract a highly skilled and motivated individual to succeed Mr. Fowler as Chairman and CEO.

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


Our business operations may be adversely affected in the event of an earthquake.
--------------------------------------------------------------------------------

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


   Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits

                   10.31 Compensation Continuation Agreement between Identix Incorporated and James P. Scullion

                   27.1   Financial Data Schedule

           (b) During the three months ended March 31, 2000, no reports were filed on Form 8-K.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant,

     Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on May 11, 2000.

                                          IDENTIX INCORPORATED

                                          BY:     /s/James P. Scullion
                                          --------------------------------------
                                          James P. Scullion
                                          President, Chief Operating Officer
                                          and Chief Financial Officer