Form 10-K
period 2000-06-30
IDENTIX INC
filed 2000-09-26
CIK 735780

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

                    For the fiscal year ended June 30, 2000

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from         to         .

                        Commission File Number: 1-9641

                             IDENTIX INCORPORATED
            (Exact name of registrant as specified in its charter)

                      Delaware                             94-2842496
          (State or other jurisdiction of       (IRS Employer Identification No.)
           incorporation or organization)
       510 North Pastoria Avenue, Sunnyvale,
                     California                              94085
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant on September 1, 2000, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $399,839,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the registrant's common stock on September 1, 2000 was 33,283,789.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held October 26, 2000 are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I
 Item 1.  BUSINESS......................................................    3
 Item 2.  PROPERTIES....................................................   26
 Item 3.  LEGAL PROCEEDINGS.............................................   27
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   27

 Part II
 Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.......................................................   29
 Item 6.  SELECTED FINANCIAL DATA.......................................   29
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   30
 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   37
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   38
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   61

 Part III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   62
 Item 11. EXECUTIVE COMPENSATION........................................   62
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   62
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   62

 Part IV
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K......................................................   63

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

Overview

   Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive biometric technology based on user authentication, security and identification solutions for security, fraud prevention, law enforcement and other applications. Identix's products and services are classified into three groups: (i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications; and (iii) information technology, engineering and management consulting services primarily to government agencies ("Government Services"). The Company's solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites. Identix's technologies and know-how enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Government Services through ANADAC, Inc. ("ANADAC"), a wholly owned subsidiary of the Company. Identix also formed a joint venture in September 1997 with Sylvan Learning Systems, Inc. ("Sylvan") for the purpose of providing fingerprinting services for a variety of civilian applications. In July 2000, Identix formed itrust, a new division within Identix, in conjunction with an investment of $3.75 million by its initial partner, Motorola, Inc. The itrust division will be offering services that control and manage secure transactions for users of Internet and Wireless Web online services such as financial services, banking, securities trading, e-commerce, music and entertainment downloads, online games, legal and business document transactions and exchanges and other Internet and Wireless Web offerings.

Biometric Industry Overview

   The analysis of unique biological characteristics of an individual, also known as biometrics, is being used increasingly for identification and verification purposes. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, retinal blood vessel or iris patterns of the eye, hand geometry, voice and facial structure. Among these, Identix believes fingerprint analysis has gained the most widespread use for biometric identification and verification purposes. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another, employs well-developed and proven technology and processes and is viewed as less intrusive relative to certain other biometric identification methods. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances have enabled fingerprint verification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications.

 Security Solutions

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

   However, these common verification methods generally cannot provide positive identification of the individual. Keys, credit cards, ATM cards and card keys can be lost or stolen. Passwords, account numbers or other information used for identity verification can be forgotten, divulged to or intercepted by unauthorized users through electronic means and otherwise. In the workplace, time-and-attendance information can be improperly altered by an employee punching a time card for a tardy or absent co-worker.

   The analysis of unique biological characteristics offers a more accurate method of verifying an individual's identity. Over the last decade, technological advances, including significant advances in imagers, high performance microprocessors and computer memory, have enabled the commercial development of equipment to read, record and analyze unique biometric data. Potential applications of biometric identification and verification systems span a broad range and include computer database and network access and security, computer software, intranet and Internet security, electronic commerce, communications devices, point-of-sale terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, home security and automobiles. However, implementation of biometric equipment for these diverse applications may require network management software, customer-specific applications software and interfaces that allow integration with the customer's existing computer systems to provide complete biometric solutions.

 Imaging Solutions

   Fingerprint images have emerged as an important means of identification and verification in both government and civilian markets. In law enforcement in particular, fingerprint identification is widely utilized and has been accepted by courts around the world. Historically, fingerprints have been collected using the traditional "ink-and-roll" process. Typically, this process starts at the local law enforcement agency where usually three or more complete sets of ink-and-roll prints are taken, one for the local agency, one for the state and one for the Federal Bureau of Investigation ("FBI"). The FBI reports that it currently receives up to 65,000 fingerprint cards each workday. The fingerprint is then compared at the local agency, state and/or FBI with a database of fingerprints by means of an Automated Fingerprint Identification System ("AFIS"), a computer system developed in the 1970s which uses minutiae-based recognition algorithms which detect fingerprint characteristics to accomplish fingerprint matching. Before the AFIS can make the comparison, an ink-and-roll card is run through a scanner, which creates a digital image of the fingerprint. The AFIS then compares the digital image with an existing database of fingerprints to identify an individual if that individual's fingerprint is in the database and, at the same time, updates the database with that fingerprint image.

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

The Identix Solution

   The Company has developed an industry-leading set of Security and Imaging solutions, for security, fraud prevention, password replacement, law enforcement and other applications. The Company's solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites Through itrust, the Company will be broadening the use of its Security solutions technologies to offer secure authentication transaction management services for securing e-commerce and other types of transactions in the internet and wireless marketplaces.

   Security Solutions: In the Security market, the Company provides a comprehensive line of integrated biometric hardware and software solutions for a variety of applications, providing the Company's customers with significant improvements over traditional security and identification measures. The Company believes its Security solutions are the most widely used in the world. Identix has sold Security solutions to customers in over 40 countries through its worldwide network of sales offices and distributorships to provide complete biometric solutions for a wide variety of applications, including the following:

   Network and computer database security: Identix has and continues to develop a wide range of enterprise level security solutions for databases, network security, e-commerce and other emerging computer user needs. For example, Identix has created a series of small, economical fingerprint readers and enterprise security software interfaceble with Microsoft Windows 95/98/NT4/2000 as well as Novell networks. These products are developed and marketed with leading PC and peripheral manufacturers including Compaq, Dell, KeyTronic, Cherry Electronics and SCM Microsystems Network.

   The City of Oceanside, California has incorporated Identix's enterprise level security solutions in 1,500 seats across its desktop IT network that accommodates a complexity of city bureaus and offices. Identix's enterprise level security solutions provide the City the ability to access multiple applications with a single function--a fingerprint--instead of several passwords. The City can also share workstations and log on from anywhere on the network, and has the locking capabilities of BioLogon 2.0 to secure data. Since the City of Oceanside implemented biometric fingerprint access, it has eliminated 85 percent of its help-desk calls and have already exceeded the total cost of upgrading to Identix hardware and software in less than two months.

   Internet Access. Identix's Security solutions are being employed to secure Internet access and usage. For example, CyberHouse Internet Cafe in in Bergen, Norway, installed the Company's security solutions throughout its network to enroll cafe visitors with their credit information for easy, secure Internet access without passwords. CyberHouse anticipates that Identix's solutions will manage thousands of transactions monthly for authentication and secure credit transactions for CyberHouse customers.

   Bank transaction authorization: Three large international banks use the Company's Security solutions for transaction authorization.

   Building access: Numerous organizations have installed the Company's Security solutions to secure building access, including the Pentagon and various other United States government agencies, banks and industrial plants.

   Airport security: Identix's Security solutions have been chosen for use in pilot programs at Chicago International O'Hare Airport to develop a universal air cargo security access system that is based on a combination of biometric identification and smart cards and general door access throughput the airport.

   Time-and-attendance: Woolworth's Limited, a major Australian supermarket chain, uses the Company's Security solutions to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

   ATM service: Armaguard, an Australian armored car and cash carrying company, uses the Company's Security solutions to secure access for service personnel to approximately 2,000 ATMs across Australia.

   Corrections: The California Department of Corrections and the California Youth Authority ("CYA") have installed the Company's fingerprint readers and networking software for physical access control in prisons and CYA facilities statewide. The systems enable authorized staff members to enter and exit secure areas, provide an exact record of each entry and exit and alert security staff if authorized persons do not biometrically check out of the secured areas when expected.

   The Company believes that success in the Security industry requires addressing the customers' needs by providing the necessary software applications and necessary interfaces with customers' legacy computer systems. The Company has and continues to develop system management software to facilitate the deployment of our Security solution devices and to control and manage a distributed network of our Security solutions. This management software enables an authorized system manager to limit, as desired, the scope of access of individuals and can create an audit trail of entries, alarms, enrollments, system changes and impostor attempts. The Company has also developed a number of customizable software applications to address specific customer's identification and verification requirements. These applications include:

     BioLogon(TM), a secure network-based solution for logging onto a Windows 95/98/NT4/2000 network from a Windows 95/98/NT4/2000 workstation as well as Novell based networks.

     BioCard(TM), providing smart card support to BioLogon enabled networks.

     Security Pack(TM), a suite of applications providing encryption, application access and password bank and other capabilities extending the value of BioLogon.

   And software developer kits, which allow Identix networking solutions and technology to be integrated into other applications.

   The Company has developed solutions to interface Identix's Security products with smart card readers, Microsoft networks and Novell networks, and is working on developing interfaces for other network platforms. In addition, the Company has also developed software to enable biometric authentication across remote networks, including intranets and the Internet.

itrust Services

   itrust, formed in July 2000 as a new division of Identix, was established as a part of the Company's Security solution to provide security for Wireless Web and Internet transactions. itrust has been set-up as a partnership business model in which Motorola is the first investor and customer. The Company believes itrust will partner with leading security companies, such as Certificate Authorities, in a cooperative delivery of security options through a dynamic model of subscription services. The Company believes itrust will control and manage secure transactions for users of online services that require security, such as financial services, banking, securities trading, e-commerce, music and entertainment downloads, online games, legal and business document transactions and exchanges. The Company intends that Wireless Web users will experience underlying itrust security every time they access or send sensitive or private information, with itrust security safeguarding web transactions throughout every step of a process.

   Identix believes that itrust will be a subscription service, delivering security options in a dynamic model of services managed according to the security an individual transaction requires.

   The Company expects to offer through itrust a unique combination of security components that can be applied in varied combinations as needed:

  1. Authentication: itrust will authenticate "Who you are" through any combination of passwords, smart cards (or e-signature cards) and/or biometrics.

  2. Validation: Public key infrastructure or machine-to-machine verification and encryption services.

  3. Transaction Management: Application compilation from client/device to web access through authentication and validation processes through Secure Socket Layer sessions and site/service linking, with itrust managing the whole process to provide non-repudiation of the transaction.

  4. Content Control: itrust will control what the information can do. For example, information can be designated for "view only" with copying, printing or forwarding denied-- to accommodate medical records viewing in an emergency, while insuring that the sensitive data is not generally available to just anyone on the Web. A time limit may accompany the ability to view and print information, in the case of legal documents such as escrow filings or adoption papers.

   It is intended that itrust will maintain individual privacy, protect personal identity, secure transactions and facilitate control and delivery of information over the Wireless Web and Internet 24 hours per day, 7 days per week, anywhere in the world. itrust is virtually transparent to a user with protection "built into" the transaction process.

   Imaging Solutions. In the Imaging market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint images and demographic data for various law enforcement, immigration and civilian employment, screening and background checks. Law enforcement and other government agencies in more than 30 states and four foreign counties have installed the Company's Imaging products for the following applications:

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

   Fingerprinting services for civilian application. Fingerprinting services for a variety of civilian applications are provided by Sylvan/Identix Fingerprinting Centers L.L.C. The screening of applicants for various public programs are performed for the State of Illinois and the California Department of Social Services, on employees of United Airlines and Continental Airlines personnel who deal with the US mail and on banking and securities personnel for the American Banking Association and the National Association of Security Dealers.

   Immigration. The INS uses Identix's Imaging products to perform background checks on persons who enter the United States and persons seeking naturalization.

   Social services. Social service agencies in five states use Identix's Imaging products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

   Motor vehicle licensing. Five states use the Company's Imaging products to check whether driver's license applicants have received and/or had revoked a license under different names in that state.

   In order to meet the forensic quality standards required for identifying individuals from within large AFIS systems, the Company has applied its optics and image processing expertise to develop a system that it believes captures higher resolution and more accurate images than other available systems. The Identix live-scan fingerprint capture unit produces rolled finger and "slap" (four fingers at once) images at 600 dots per inch and 500 dots per inch, respectively.

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

Strategy

   The Company's goal is to continue to develop and expand high level Security and Imaging solution applications for information technology, commercial, consumer, banking, government and other Security and Imaging applications worldwide, to augment its presence in the domestic Security and Imaging markets and further penetrate international Security and Imaging markets. The key elements of the Company's strategy include:

   Deliver Comprehensive Solutions. In both the Security and Imaging Markets, the Company strives to provide comprehensive product and service solutions for its customers. Identix is able to deliver complete Security systems for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, operating systems to manage networks of biometric devices and end-user software solutions that the Company believes best meet the end-user's needs. The Company considers its fingerprint image capture devices and Security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas, unlike certain other companies, which are focusing solely on the development of image, capture devices. In the Imaging industry, the Company intends to offer expanded capabilities to encompass all phases of the booking operation in a single, integrated system, through modular expansion. In addition, the Company's field service organization continues to expand the scope of its services to law enforcement agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. In both the Security and Imaging market place, the Company seeks to continue to provide superior technical services and responsiveness and complete customer solutions that meet or exceed specifications.

   Deliver Comprehensive Security Solutions through itrust. Through itrust, the Company will strive to control and manage secure transactions for users of online services that require security, such as financial services, banking, securities trading, e-commerce, music and entertainment downloads, online games, legal and business document transactions and exchanges. Identix intends to deliver a unique combination of four security components that can be applied in varied combinations as needed to provide guaranteed, secure authentication transaction management.

   Penetrate New Markets Through Strategic Relationships. The Company is establishing strategic relationships with a select group of market leaders to provide Security solutions, including itrust services, for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company wishes to participate. In such cases, the Company has and will pursue relationships with companies with strong positions in these markets. For example, the Company has developed Security products in cooperation with Compaq Computers for low cost PC network security, Novell Incorporated for Netware/NDS network support, and Motorola for the next generation of low cost very small optical fingerprint readers, which provide OEMs the ability to embed or integrate Identix's technology on nearly any device. In addition, the Company has developed relationships with two of the leading AFIS suppliers in the world, NEC Technologies, Inc. ("NEC"), and Sagem Morpho, Inc. ("Sagem Morpho"), to provide forensic quality Imaging to government agencies. The Company intends to continue to focus on developing strategic relationships with OEMs, system integrators and resellers who serve as prime contractors for large, integrated systems in the domestic and international markets.

   Continue To Develop itrust Through Strategic Partnerships and
Relationships. In forming itrust, the Company has entered into an alliance with Motorola whereby Motorola has made an equity investment of $3.75 million in Identix. The funds will be used to help support itrust during its initial year. Identix intends to expand on this strategic foundation by developing strategic partnerships and relationships with additional itrust partners, as well as additional deployers of itrust services, specifically in the certificate authority and ISP arenas.

   Maintain and Enhance Leadership in Biometric Technology. The Company's success depends on providing technologically advanced, cost-effective solutions. Accordingly, the Company intends to continue to invest in research and development and, where necessary, or appropriate, consider acquiring companies or technologies that are complementary to its business in order to maintain and enhance its leadership position in biometric technology. These efforts include development of low cost fingerprint capture devices, enhanced algorithms, applications software, integration tools and software, highly integrated hardware designs, and mechanical and electronic components designed for high volume production.

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

Security Products

   The Company's Security products operate by comparing an individual's fingerprint with a previously recorded mathematical characterization, or template, of that fingerprint. The template can be stored in a computer's memory, in a stand-alone Security product or a smart card. When requesting access or authorization the user identifies himself with a PIN or coded identification card and then places his finger on the platen of the Security system. The system compares the finger placed on the platen with the stored template to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied.

   DFR-300. The DFR-300 is a small optical fingerprint reader about the size of a standard U.S. postage stamp and is 4.5 mm thick. This fingerprint reader is used in the Company's proprietary BioTouch(TM) PC Card Fingerprint Reader and works with BioLogon software to scan a person's finger image and match it against a previously enrolled image for positive user authentication. The PC Card provides a fully functional optical fingerprint reader inside a single type II PC card thereby enabling biometric security in laptop and pocket PCs. Additionally, the DFR-300 is designed to provide OEMs with the ability to embed or integrate the Identix technology into a broad range of applications such as PDAs, cell, phones, automobiles, set top boxes, door locks, etc.

   DFR-200. The DFR-200 is a small optical fingerprint reader about the size of two matchbooks. This fingerprint reader is used in PC products shipped by Compaq Computer, Key Tronic Corporation, Cherry Electronics, SCM Microsystems and others, and works with BioLogon software to scan a person's finger image and match it against a previously enrolled image for positive user authentication.

   Algorithms. Identix uses proprietary minutiae based algorithms developed by Identicator Technology Inc., which was acquired by Identix in April 1999. Identix also employs pattern recognition algorithms developed by the Company in its Security products.

   BioLogon. BioLogon is a family of software products for stand-alone and networked PC security. BioLogon replaces hard-to-remember passwords with a touch of a finger to gain access to PC's and networks. BioLogon has been developed to work with Microsoft's Network Security Architecture and Novell's NMAS network products. Other products in the family include BioCard, which integrates smart cards for network access, BioShield, which prevents access to applications and holds passwords in a password-bank, and BioSafe, which allows users to create "safes" or groups of encrypted files and folders.

   Customized Software. The Company has developed a variety of software developer kits, including BioLogon, BioEngine, and FingerLan to allow integrators and OEMs to incorporate Identix technology and products into their applications and devices. This allows Identix to leverage the knowledge and distribution of its partners to broaden the markets it serves.

   Fingerscan V20. The V20 is the Company's latest physical access control product. Fingerscan V20 combines Identix's minutiae-based algorithm with embedded PC technology to create a highly functional access control device. By utilizing the same technology used in the BioLogon products, Identix now offers a universal access solution for the enterprise. Users can access a building, an office door and a PC all with the placement of one of their fingers. Fingerscan V20 provides additional functionality by incorporating capability for ethernet, and proximity cards.

Imaging Products

   The Company's Imaging products are used for the capture, storage and management of high-resolution forensic quality fingerprint images and other identifying information.

   TouchPrint Live-Scan System. The Company's TouchPrint products are computer-based, inkless live-scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines or a wide area network to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and demographic information than the conventional "ink- and-roll" method. In addition to law enforcement applications, other applications for the TouchPrint systems include background checks of prospective employees by public and private sector employers.

   TouchPrint 2000 Live-Scan System. The TouchPrint 2000 is the latest live-scan system launched by the Company. The TouchPrint 2000, which was launched in August 2000. The TouchPrint 2000 is the first fingerprint scanner to employ the Company's ClearScan moisture-discriminating optical technology. The ClearScan patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject's fingerprints. Conventional live scan optics cannot discriminate between moisture and skin surface. In the real world this optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent "lifts". ClearScan optics effectively "ignore" residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. TouchPrint 2000 system integrates a high-resolution scanner with digital signal and video processing boards, multi-processing application software, a multi-tasking computer, monitor as well as a laser printer enclosed in a cabinet.

   TouchPrint 600 Live-Scan System. The TouchPrint 600 workstation and printer system was the first system accredited under the FBI's Image Quality Specifications standard. Accreditation to this specification is required for direct electronic submission of fingerprint images to the FBI's integrated AFIS. In addition to law enforcement applications, other applications for the TouchPrint systems include background checks of prospective employees by public and private sector employers. TouchPrint 600 systems typically integrate a high-resolution scanner with digital signal and video processing boards, multi-processing application software, a multi-tasking computer, monitors as well as a laser printer enclosed in a cabinet.

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

   Single Fingerprint Imagers. TouchView II and the DFR90 are specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. These products are designed to be used primarily by system integrators as optical fingerprint capture devices which supply fingerprint images to a frame grabber that digitizes the image for computerized fingerprint database systems for identification matching. The Company's single-finger print imagers are incorporated by OEMs into turnkey systems and are used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing.

   DocuColor. The DocuColor is a family of mugshot and image file management system products that form a complete Criminal Investigation Management System. The DocuColor (DC) products provide the capability to create an "electronic file folder" containing color video images and other forms of digitized data. The system provides compact storage and easy retrieval of a large volume of criminal justice information such that a user can, by querying the system and utilizing certain physical characteristics of a suspect, produce from a search of thousands of suspect records a photo line-up for comparison. The system operates on a network consisting of one or more DC Track(TM) ICIS personal computer workstations and a separate DC Track(TM) ExOS database server. A digital video camera connected to a DC Track ICIS workstation may be used to capture NIST compliant color photographs to store in a series of subject-oriented and case-oriented electronic file folders. The high-capacity DC Track ExOS relational database server is used to index and store information and images. Images and data from the electronic file folders can be displayed on high-resolution monitors or printed on black and white or color printers. The DocuColor system provides networking capabilities to allow multiple users access to a central database and image storage system.

ANADAC/Government Services

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

   Information Technology Services. ANADAC's Information Technology ("IT") organizations provide business process analysis and business process engineering as well as system design, development, integration and implementation services to automate a client's workflow thereby improving operational efficiency and solving business problems. The IT solutions incorporate a variety of technologies such as digital imaging, biometric imaging, networking, relational database development and management, telecommunications and integration of non-homogeneous software and hardware into a single homogeneous environment.

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

   The IT organization has a Federal Supply Schedule (FSS) through the General Services Administration ("GSA") which provides computerized catalog for federal and state agencies to easily procure order equipment and services. Through the GSA FSS program, ANADAC streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient matter. Originally the IT organization implemented the GSA FSS program for internal use; now however, the IT organization allows third parties for a fee to sell through the Company's GSA contract. The current contract has a five year base period of performance and a five year follow-on option.

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

   Facilities Services. ANADAC's Facilities Services assist large property owners deal with many complex technical issues in the areas of facilities design, engineering, cost estimating, project management, tenant coordination, and move services. Their staff of facilities professionals includes engineers, as well as technicians skilled and experienced as owner representatives in all aspects of facility management design, construction, renovation, and maintenance. They work on behalf of clients to ensure that their projects are completed successfully, on-time and within budget. An example contract includes functioning as the construction manager for GSA's 10-year renovation of the White House and Executive Office buildings, which began in 1998.

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

   The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting services business. In September 1997, the Company entered into a joint venture agreement with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. The joint venture (Sylvan/Identix Fingerprinting Centers LLC) currently has over 100 fingerprinting locations around the country. Its customers include state agencies and school districts in Illinois and California, two major airlines, the American Banking Association and the National Association of Securities Dealers. Fingerprinting services are provided on a contract basis using Identix live-scan systems and the joint venture earns fees for each user of the services.

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

Product Development

   The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases to reduce the costs, of its existing products as well as to increase the breadth of the Company's product and services offerings. The Company's expenditures for research, development and engineering totaled $8,022,000, $6,011,000 and $4,572,000 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

   The Company's development programs have recently focused on: the next generation Security devices which are being developed to be smaller, faster, more reliable and cost effective than currently available devices; Security end user software applications; the next generation Imaging products; and enhancement of the Company's current live-scan products.

Sales, Marketing and Support

   The Company markets its Imaging solutions directly to end users through its internal sales force, and indirectly OEMs. The Security solutions are marketed through a highly leveraged distribution model via OEMs such as Dell, Compaq, KeyTronics, UNISYS, Cherry Electronics and SCM Microsystems, and distribution for E-commerce through Internet suppliers. In addition, sales are also made into the channel via authorized representatives, dealers, distributors, VARs, and system integrators. The Company's sales organization is divided into four regions: North America; Asia Pacific; Latin America; Europe, Middle East and Africa.

   Security Solutions. The Company's Security solutions are sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs and OEMs. Sales activity is concentrated in the markets of enterprise network security, banking (financial transactions), time- and-attendance, access control and government (personal verification). The Company has sales, service and product marketing in most regional sales offices to provide the customers with complete sales and maintenance support.

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

   Imaging Solutions. The Company's Imaging solutions are marketed domestically and internationally primarily through a direct sales force and sales representatives. Identix also teams with two major AFIS vendors, NEC and Sagem Morpho, to provide TouchPrint 600 systems or OEM versions of those systems for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its Imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

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

   The Company's Imaging products generally carry a 90-day warranty and extended service and warranty are offered through a choice of maintenance contracts. Certain of the Company's Security products generally carry between a 90-day to a one year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company passes generally on to its customers the standard warranties provided by those manufacturers. Service centers are located in California, Michigan, Virginia, Australia, Britain and Switzerland.

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

   Identix had product backlog of $1,234,000 on June 30, 2000, all of which is scheduled to be shipped and recognized as revenue in fiscal 2001. Identix had product backlog of $3,354,000 on June 30, 1999 and $4,865,000 on June 30, 1998.

   ANADAC had services backlog of $132,514,000 on June 30, 2000, of which approximately $35,000,000 is scheduled to be provided and recognized as revenue in fiscal 2001. ANADAC had services backlog of $121,684,000 on June 30, 1999 and $139,316,000 on June 30, 1998.

Patents and Trade Secrets

   The Company's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company's business will depend in part on its proprietary technology and the Company's protection of that technology.

   The Company holds the following patents:

  . one U.S. patent expiring in 2004 and ten foreign patents on one version of the Company's optical fingerprint reading device;

  . one U.S. patent expiring in 2008 and seven foreign patents on a fingerprint analysis algorithm;

  . one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint;

  . one U.S. patent expiring in 2014 and two foreign patents on the Company's curved platen design palm scanner;

  . one U.S. patent expiring in 2014 covering a system for electronically acquiring fingerprint images;

  . one U.S. patent expiring in 2015 covering a version of the Company's optical fingerprint reading device including a heated optical platen;

  . one U.S. patent expiring in 2015 covering a system for electronically acquiring fingerprint images;

  . one U.S. patent expiring in 2015 for obtaining a plain image of multiple fingerprints;

  . one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture; and

  . one U.S. patent expiring in 2016 covering a memory card having a biometric template.

Identix has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has 10 patent applications pending in the United States and eight in foreign countries. Identix currently has 32 U.S. trademark applications pending and nine U.S. trademark registrations. Identix currently has six foreign trademark applications pending and one foreign trademark registration.

   There is a risk that claims allowed on any patents held by the Company, or that trademarks held by the Company, may not be broad enough to protect the Company's technology or proprietary interests. In addition, the Company's patents or trademarks may be challenged, invalidated or circumvented and Identix cannot be certain that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent or trademark protection on the Company's technology or the circumvention of its patent or trademark protection by competitors could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully. See "Risk Factors".

   The Company cannot be certain that any existing or future patent or trademark applications by the Company will result in issued patents or trademarks with the scope of the claims sought by the Company, or at all. Morever, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. There is a risk that the Company has infringed, or will in the future infringe, patents or trademarks owned by others, that the Company will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to the Company, and that such licenses will not be available to the Company on acceptable terms, if at all. See "Risk Factors".

   The Company may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully. See "Risk Factors". To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and limitations on the scope or validity of our patents or trademarks.

   The Company also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There is a risk that these agreements may be breached, and that remedies available to the Company will not be adequate. In addition, the Company's trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. A failure by the Company to protect its trade secrets, proprietary know-how and other intellectual property in a meaningful manner could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully. See "Risk Factors".

Competition

   The markets for Security and Imaging products are extremely competitive and are characterized by rapid technological change, both as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by the Company. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in its significant research and development activities. There is a risk that the Company may not be able to make the technological advances necessary to compete successfully in its products business. Existing and new competitors may enter or expand their efforts in the Company's product markets, or develop new products to compete against the Company's products. The Company's competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render the Company's products obsolete.

   A significant number of established and startup companies are developing and marketing software and hardware for fingerprint security applications that could compete directly with the Company's Security products. Some of these companies are developing semiconductor or optically-based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company's products. The Company's Security products also compete with non-biometric technologies such as traditional key, card and surveillance systems and passwords.

   The Company believes that the most important competitive factors for Security products are the degree of security provided, ease of use, functionality, price and reliability. In applications such as controlled access to computers, ATMs and electronic funds transfer, the Company faces competition from technologies relying on PIN numbers or passwords. In competing with these non-biometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, the replacement of computer passwords by the Company's Security products is a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company's Security products. For example, card key systems can be integrated with Security systems to supply different levels of security within a facility.

   The Company believes that the most important competitive factors for the Imaging products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price and reliability. Identix's Imaging products face competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Digital Biometrics, Inc., Heinemann Biometric Systems GmbH and Printrak International, Inc.

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

Manufacturing

   The Company limits its manufacturing activities to the assembly, repair and testing of proprietary subassemblies. Printed circuit board and other mechanical and optical assemblies are fabricated by highly automated, ISO certified, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Security information technology products are fully outsourced to contract partners.

   The Company currently uses certain components and sub-assemblies which are sole source, the most important of which are the charge coupled and CMOS imaging devices, ASICs for the Security products and proprietary optical coatings for the Imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, the Company may not be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

   As of September 1, 2000, Identix had 168 employees working in its products business, of whom 30 were engaged in research, development and engineering, 15 in production and production support, 93 in sales, marketing and field service and 30 in general administration and finance. As of September 1, 2000, ANADAC had 236 employees working in its services business, of whom 207 were service providers, 5 were engaged in sales and marketing and 24 were engaged in general administration and finance. None of Identix's employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

Financial Information about Segments

   For the financial information about the Company's reportable segments, see
Note 9 to the Consolidated Financial Statements.

                                  RISK FACTORS

   This annual report on Form 10-K contains forward looking statements that involve risks and uncertainties. The Company's business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K

Our product revenues are derived from the sale of biometric products and services and our business will not grow unless the market for biometric solutions expands both domestically and internationally.

   Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including:

  . the cost, performance and reliability of our products and services and the products and services of competitors

  .  customers' perception of the perceived benefit of biometric solutions

  . public perceptions of the intrusiveness of these solutions and the manner in which firms are using the fingerprint information collected

  .  public perceptions regarding the confidentiality of private information

  .  customers' satisfaction with our products and services

  .  marketing efforts and publicity regarding these products and services

   Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. Even if biometric markets develop, our products and services may not gain wide market acceptance. Even if biometric solutions gain wide market acceptance, there can be no assurance that the Company's products and services will adequately address the market requirements.

We face intense competition from other biometric solution providers as well as identification and security systems providers.
   A significant number of established and startup companies are developing and marketing software and hardware for fingerprint biometric security applications that do or will compete directly with our Security products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market: certain of these competitors may prove to be primary long-term competitors.

   Our Imaging products face intense competition from a number of competitors who are actively engaged in developing and marketing livescan products, including Digital Biometrics, Inc., Heimann Biometric Systems GmbH and Printrak International Inc.

   We expect competition to increase and intensify in the near term in both the Security and Imaging markets. Companies competing with the Company may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business. Operations, financial results and stock price.

Future growth depends in part on the success of itrust, a new division with no operating history; anticipation of future losses.

   A portion of the Company's future growth will depend on the success of the Company's itrust division. itrust was formed in July 2000 and has no operating history on which to base an evaluation of it's business and prospects. itrust's success will depend on many factors, including, but not limited to: the ability of the Company to form additional strategic partnerships that will contribute technical and commercial value to itrust and fuel the division's growth; the demand for the Company's Security products and itrust services; the ability of the Company and it's partners such as Motorola, Inc. to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and itrust services; the levels of competition in the space for Internet and Wireless Web security services; the perceived need for secure communications and commerce in such markets; the Company's ability to successfully introduce new products and services; and the ability of the Company to expand it's operations and attract integrate, retain and motivate qualified sales, marketing, and research and development personnel. In addition, the Company has experienced net losses in each of the past two fiscal year periods. itrust is not expected to contribute significant revenues to the Company in the foreseeable future. At the same time, however, the Company will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust's business plan. In part because of the significant investment the Company will make in itrust, the Company expects to incur substantial additional losses in the foreseeable future.

In our services business, we face substantial competition from professional service providers of all sizes in the government marketplace.

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

   Our future success will depend upon our ability to develop and introduce a variety of new products and services enhancements thereto address the changing, sophisticated needs of the marketplace. Material delays in introducing new products and services and enhancements thereto or the failure to offer innovative products at competitive prices may cause customers to forego purchases and of our products and services and purchase those of our competitors and services.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

   The following are some reasons why our financial and operating results may fluctuate from quarter to quarter:

  . reduced demand for products and services caused by a competitor's price reductions or introduction of new competitors or new or enhanced products or services

  . reduced pricing and/or increased spending in response to competition or new market opportunities

  .  changes in the mix of products and services we or our distributors sell

  . cancellation, delays or contract amendments by government agency customers

  .  the lack of availability of government funds

  .  litigation costs

  .  expenses related to acquisitions

  .  other one-time financial charges

  .  the lack of availability or increase in cost of key components

  .  economic downturns domestically or internationally

  . the inability to successfully manufacture in volume certain of the Company's products that may contain complex designs and optical components

   Additionally, certain of our Imaging products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If after expending significant funds and effort we fail to receive an order, a negative impact on our financial results and stock price could result.

   It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship one or more large orders as forecasted for a fiscal quarter, our total revenues and financial and operating results for that quarter could be materially and adversely affected.

   Further, the lead-time for ordering parts and materials and building our Security or Imaging products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

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

   For the year ended June 30, 2000, we derived approximately 86% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

   For the year ended June 30, 2000, we derived approximately 82% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency has not yet audited ANADAC for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's business, financial condition and results of operation.

We rely on marketing and distribution partners to distribute our products and may be adversely affected if those parties do not actively promote our products or pursue installations that use our equipment.

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

We rely heavily on products and services provided by International Technology Concepts, Inc. ("IT Concepts")

   Both our Imaging and Security Divisions purchase certain complete biometric security and imaging products, components of products and research development and engineering services related to the development of products from IT Concepts. It is anticipated that itrust may also work with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion of its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources because of a lack of availability of applicable visas or otherwise, we would be required to find alternative suppliers for products and services or hire additional engineering personnel to provide the services. This could require the Company to incur significant additional research and development costs and delay shipment of products to customers. This could also delay the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

The success of our strategic plan to pursue sales in and source certain research, development and engineering services from international markets may be limited by risks related to socio-economic and political conditions in such markets.

   For the fiscal year ended June 30, 2000, we derived approximately 14% of our product revenues from international sales. We currently have a local presence in Australia, Singapore, Brazil, Britain and Switzerland. We rely on products and services provided by IT Concepts which in turn relies on research, development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

   Risks inherent in marketing, selling and delivering products in, and sourcing research and development services from, foreign and international markets, include those associated with:

  .  regional economic conditions

  . delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies, including "crime control" products and encryption technology

  . loss of or delays in importing products, services and intellectual property developed abroad resulting from unstable or fluctuating social, political or governmental conditions

  .  fluctuations in foreign currencies and the U.S. dollar

  . loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks

  .  the overlap of different tax structures

  .  seasonal reductions in business activity

  .  risks of increases in taxes and other government fees

  .  involuntary renegotiations of contracts with foreign governments

   In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. Failure by the Company to timely and successfully expatriate products, services and intellectual property developed abroad, or the failure of foreign laws or judicial systems to provide adequate protection for our ownership of, and proprietary rights in, such products, services and intellectual property could have a material adverse effect on the Company's business, operating results, financial condition and share price and on the Company's ability to compete effectively.

We intend to raise additional debt or equity financing in the next twelve months.

   As of June 30, 2000, we had $34,185,000 in working capital, which included $15,620,000 in cash and cash equivalents. In addition, we had $3,819,000 available under the Identix Bank Line of Credit, which has been renewed to April 20, 2001, and ANADAC had $5,287,000 available under the ANADAC Bank Line of Credit, which has been renewed to March 31, 2001. In July 2000, the Company received cash proceeds of $3,750,000 from the sale of its Series A Preferred Stock. However, we intend to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

   As of September 1, 2000, the State of Wisconsin Investment Board owns approximately 11% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market could adversely affect our stock price.

We may experience unanticipated expenses and other problems related to Year 2000 issues.

   Year 2000 problems are caused by computer systems that only use a two-digit year value and, accordingly, will be subject to error or failure during and after the year 2000. We have a program for evaluating and addressing risks related to the Year 2000 that is described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Year 2000 problem is pervasive and complex and there is a risk that we have not identified all of the Year 2000 issues that may affect us or that our remedial efforts do not adequately address identified Year 2000 problems. Our products are used in systems that perform a number of critical functions. For example, the Security products are used to verify individual identity in a number of high-risk situations such as prisons and airports. The Security products are also used to protect computer data and to verify commercial transactions, such as the authorization of money transfers by bank personnel. Further, Imaging products are used in law enforcement to automate the booking process and used to screen applicants for various public programs. Although we believe that we should not have liability for a system failure relating to the Year 2000, any failure in these or other critical applications could potentially require us to expend substantial resources to assist in remediating the failure or result in litigation to ascertain liability or recover costs.

Our products are complex, may contain undetected or unresolved defects when sold or may not meet customer's performance criteria, and may be difficult to successfully manufacture in volume.

   Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers may make the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurred in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

Failure by us to maintain the proprietary nature of our technology, products and manufacturing processes could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete effectively.

   We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents or trademarks may infringe upon or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

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

   As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology, Inc. in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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

  .  possible dilution to our stockholders

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

  . James P. Scullion, Interim Chief Executive Officer, President and Chief Financial Officer, and Daniel F. Maase, Vice President and Chief Technical Officer, Imaging Division, have a combined total of 22 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally and Mr. Scullion plays a major role in the execution of Identix's strategic plan.

  . Grant Evans, Vice President and General Manager, Security and itrust Divisions, has established relationships with major companies and plays a central role in the company's marketing strategy.

  . Yuri Khidekel, Vice President and Chief Software Technology Officer, Security Division, and Yury Shapiro, Vice President and Chief Hardware Technology Officer, Security Division, serve as key researchers and developers and manage the biometric security research and development activities of IT Concepts, a key product and service provider to the Company.

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

   Our corporate headquarters and most of our research and development operations are located in Silicon Valley in Northern California, a region known for dramatic seismic activity. An earthquake or other significant natural disaster could have a material adverse impact on our business, financial condition, operating results and stock price.

Item 2. Properties

   Identix leases approximately 40,000 square feet of space in Sunnyvale, California for manufacturing, research and administration. The monthly lease payments are $35,000 a month plus taxes, insurance and maintenance costs and the lease expires April 30, 2001. Sales and service offices are leased in Sydney, Zurich, Rio de Janeiro and Singapore with an aggregate net monthly lease payment of approximately $10,000. Identix also services customers from sales offices in Maryland and Michigan.

   ANADAC leases approximately 42,000 square feet in four locations in Virginia with aggregate monthly lease payments of $83,000, which expire at various dates through 2006. ANADAC also services customers from offices leased in Mississippi, Massachusetts and Maryland. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

   The Company expects to lease new premises in the near future to replace its Sunnyvale site.

Item 3. Legal Proceedings

   The Company is not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security-Holders

   No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 2000.

Supplemental Item. Executive Officers of the Company

   The executive officers of the Company, and their ages as of September 1, 2000, are as follows:

 Name                          Age Position
 ----                          --- --------
 James P. Scullion...........   44 Interim Chief Executive Officer, President,
                                   Chief Financial Officer and Director
 Paul J. Bulger..............   39 President and Chief Executive Officer,
                                   ANADAC, Inc.
 Grant Evans.................   42 Executive Vice President and General
                                   Manager, Security Division
 John E. Bruce-Smith.........   43 Vice President, Finance & Accounting
 Edward Clark................   52 Vice President, Manufacturing
 Daniel Dellegrotti..........   49 Vice President and General Manager, Imaging
                                   Division
 Daniel E. Kenney............   60 Vice President, Human Resources and
                                   Administration
 Yuri Khidekel...............   44 Vice President, Chief Software Technology
                                   Officer, Security Division
 Daniel F. Maase.............   56 Vice President, Chief Technology Officer,
                                   Imaging Division
 Mark S. Molina..............   41 Vice President, General Counsel and
                                   Secretary
 Oscar R. Pieper.............   64 Vice President, Business Development
 Yury Shapiro................   43 Vice President, Chief Hardware Technology
                                   Officer, Security Division
 William Spence..............   40 Vice President, Marketing, Security Division

   James P. Scullion Since March 2000, he has been Interim Chief Executive Officer of the Company. He is also President of the Company, a position held since April 1999, and Chief Financial Officer of the Company, a position held since 1990. From 1996 to 1999, he was Executive Vice President of the Company, and he was the Company's Vice President, Finance from 1990 to 1996. From 1986 to 1990, he was Vice President, Finance and Chief Financial Officer at DataTrak, Inc., a manufacturer of security access systems.

   Paul J. Bulger, is the President and Chief Executive Officer of ANADAC, Inc. Mr. Bulger joined ANADAC in March 1994 as Corporate Vice President for Business Development and was appointed Chief Operating Officer in June 1998. He was appointed to his present position in January 1999. Prior to joining ANADAC, he was a strategic planning and business development consultant with W. S. Thompson Associates from March 1992 to February 1994. Mr. Bulger has also held various marketing and line management positions with I-NET Corporation, PRC Inc., and Advanced Technology Inc.

   Grant Evans, Executive Vice President and General Manager, Security Division, served as Vice President and General Manager of Identicator Technology, Inc. from April 1999 until being appointed to his present position in September 2000. Prior to that, he was Vice President, Sales & Marketing of Identicator Technology, Inc. from 1997 to April 1999. Before joining Identicator Technology, he was Vice President of Business Development for Logistix, Inc. from 1994 to 1997.

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

   Edward Clark, Vice President, Manufacturing, joined the Company in August 1998 as Director of Manufacturing Operations before being appointed to his present position in April 1999. Prior to joining Identix, he was Manager of Materials and DiePak Manufacturing at AEHR Test Systems, Inc. from 1996 to 1998. Prior to that, Mr. Clark was Manager of Materials and Logistics at Nancy's Specialty Foods, Inc. from 1992 to 1995 and Director of Materials at Greyhawk Systems, Inc. from 1986 to 1992.

   Daniel Dellegrotti, Vice President and General Manager, Imaging Division, joined the Company in July 2000. Prior to joining Identix, he was with Lexmark International, Inc from September 1991 to June 2000, most recently serving as Director, Federal Government Sales and Marketing. Prior to his tenure with Lexmark, he was with IBM Corporation for 14 years in a series of progressively responsible positions, culminating as Manager, Market-Quality in 1991.

   Daniel E. Kenney, Vice President, Human Resources & Administration, joined the Company in July 1998 as Director of Human Resources and was appointed Director of Human Resources & Administration in April 1999 before being appointed to his present position in July 2000. Prior to Identix, he was Administration Manager for Kokusai Semiconductor from May 1997 to May 1998. Prior to that, he was Owner and Manager of Kenney Construction, Inc. from March 1994 to July 1997. During this period he was also President of the California Employer Advisory Council for two-terms and Co-Chaired for one year the California One Stop Task Force.

   Yuri Khidekel, Vice President and Chief Software Technology Officer, Security Division, co-founded Identicator Technology, Inc in 1993 and served as Vice President, Software Development until being appointed to his present position in July 1999. Prior to Identicator Technology, he co-founded International Technology Concepts, Inc in 1992 and served as Vice President, Software Development, and previously was employed in software development at VISA.

   Daniel F. Maase, Vice President and Chief Technology Officer, Imaging Division, joined the Company in November 1988 and served as Vice President, Engineering from December 1988 through January 1998, and as Vice President, Biometric Imaging Division from February 1998 until he was appointed to his present position in July 2000. Prior to joining Identix he was an Operations Manager at Varian Associates, a manufacturer of instruments and microwave power devices, medical equipment and semiconductors, from 1987 to 1988.

   Mark S. Molina, Vice President, General Counsel and Secretary, joined the Company in October 1999 as Vice President and General Counsel. He was appointed Secretary in December 1999. Prior to joining Identix, Mr. Molina was with Harris Corporation from February 1996 to October 1999, most recently as Senior Counsel, Microwave Communications Division. Prior to joining Harris, he practiced corporate, business and securities law with firms in San Francisco, Sydney, Australia, and New York City where he began his career with Shearman & Sterling in 1985.

   Oscar R. Pieper, Vice President, Business Development, founded Identicator Technology, Inc in 1994 and served as President until July 1999, when he was appointed to his present position. He is also the President of Identicator Inc., a position he has held since founding that company in 1971.

   Yury Shapiro, Vice President and Chief Hardware Technology Officer, Security Division, co-founded Identicator Technology, Inc in 1993 and served as Vice President, Hardware Engineering until being appointed to his present position in July 1999. Prior to Identicator Technology, he co-founded International Technology Concepts, Inc in 1992 and served as Vice President, Hardware Engineering, and previously was a project manager at Intel Corporation.

   William J. Spence, Vice President, Marketing, Security Division, joined the Company in May 1999 as Vice President, Bio Security Division--Physical Access Control before being appointed to his present position in July 2000. Prior to joining Identix, he worked for Recognition Systems, Inc., a leading provider of hand geometry biometric products initially as Regional Sales Manager in 1991, and since 1995 as Vice President of Sales and Marketing.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

   The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

   The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                            High      Low
                                                            ----      ----
   Fiscal year ended June 30, 2000
   Fourth Quarter.......................................... $28 5/8   $11 3/4
   Third Quarter...........................................  34 7/8     8 13/16
   Second Quarter..........................................  10 11/16   6 7/8
   First Quarter...........................................   9 1/8     7 5/8
   Fiscal year ended June 30, 1999
   Fourth Quarter..........................................  11 11/16   6 5/16
   Third Quarter...........................................  10         5 1/2
   Second Quarter..........................................  10         5
   First Quarter...........................................   8 3/8     4 9/16

   The last reported sale price of the common stock on the AMEX on September 1, 2000 was $15.19. As of September 1, 2000, there were 1,172 stockholders of record.

   The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

   In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc., whereby the Company sold 234,558 shares of Series A Preferred Stock for $3,750,000. The price per share was $15.9875, which was the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. In addition, the Company issued to Motorola, Inc. a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is exercisable until July 7, 2005. The sale of the shares of Series A Preferred Stock and warrant was exempt from registration under applicable securities laws because such shares and warrant were sold in a private placement to a purchaser who is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. The shares of Series A Preferred Stock are convertible into, and the warrant is exercisable for, shares of the Company's common stock at the option of the holder of such shares and warrant. The proceeds from the sale will be used solely for the research, design, development, marketing and manufacturing of product and service solutions designed by itrust, a division of the Company.

Item 6. Selected Financial Data

   The selected consolidated financial data set forth below with respect to the Company's statements of operations data for the years ended June 30, 2000, 1999 and 1998 and with respect to the balance sheets at June 30, 2000 and 1999 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 1997 and 1996, and consolidated balance sheet data at June 30, 1998, 1997 and 1996 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on

Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                  Fiscal year ended June 30,
                           -----------------------------------------------
                             2000      1999        1998   1997(2)   1996
                           --------  --------     ------- -------  -------
                             (in thousands, except per share data)
Statement of Operations
 Data:
Revenues.................. $ 72,695  $ 81,762     $79,374 $52,543  $38,541
Net income (loss).........  (13,386)  (13,419)(1)     768     518   (3,441)(3)
Net income (loss) per
 share: (4)
  Basic...................    (0.43)    (0.52)       0.03    0.02    (0.15)
  Diluted.................    (0.43)    (0.52)       0.03    0.02    (0.15)

                                           June 30,
                           -----------------------------------------------
                             2000      1999        1998   1997(2)   1996
                           --------  --------     ------- -------  -------
                                        (in thousands)
Balance Sheet Data:
Cash and cash
 equivalents.............. $ 15,620  $  3,013     $   753 $ 2,510  $   981
Working capital...........   34,185    15,531      18,153  15,477   14,914
Total assets..............   83,518    71,446      42,012  32,440   27,107
Long-term debt and
 convertible debt.........      --        --          --      --       127
Stockholders' equity......   67,273    51,589      22,910  20,898   19,472

--------
(1) Includes a $10,044,000 write-off of acquired in-process research and development and a reorganization charge of $1,648,000 related to the acquisition of Identicator Technology, Inc.
(2) Fiscal year 1997 has been adjusted for the acquisition of Biometric Applications and Technology, Inc. during fiscal year 1998, which was accounted for as a pooling of interests.
(3) Includes a $4,723,000 write-off of acquired in-process research and development related to the acquisition of Fingerscan Pty Ltd.
(4) See Note 1 of notes to the Consolidated Financial Statements for an explanation of net income (loss) per share.

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

Overview

   Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive biometric technology based on user authentication, security and identification solutions for security, fraud prevention, law enforcement and other applications. Identix's products and services are classified into three groups: (i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications; and (iii) information technology, engineering and management consulting services primarily to government agencies ("Government Services"). The

Company's solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites. Identix's technologies and know-how enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Government Services through ANADAC, Inc. ("ANADAC"), a wholly owned subsidiary of the Company.

   On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T"), a privately held developer of biometric and "smart" card applications and solutions. BA&T had been a software development partner that integrated its software with Identix's Biometric Security products. The acquisition was accounted for as a pooling of interests.

   On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services. As of October 1, 1997, fingerprinting services have been provided through the joint venture, Sylvan/Identix Fingerprinting Centers, LLC ("SIFC").

   In February 1998, the Company implemented a restructuring of the Security division. Management of the Division was transferred from Fingerscan Pty Ltd ("Fingerscan") in Australia to Identix. The following functions were transferred to personnel employed in the U.S. by Identix: management control and responsibility for profitability; global sales and service; engineering; product development and manufacturing. The remaining operations of Fingerscan consist of a sales and service office for the Australian market. Management determined that the functional currency of Fingerscan had changed from the Australian to the U.S. dollar and that the above actions constituted a substantial liquidation of Fingerscan.

   On April 26, 1999, the Company acquired Identicator Technology, Inc. ("Identicator Technology"), a privately-held developer of biometric fingerprint identification technology for information technology applications. The acquisition was accounted for as a purchase. Identicator Technology is now part of the Company's Security Division and its operations are located at the Company's premises in Sunnyvale, California. The Company's Fiscal 1999 Consolidated Financial Statements include the results of Identicator Technology from the date of acquisition. See Note 2 of Notes to Consolidated Financial Statements.

   In July 2000, the Company formed itrust, as a new division to provide security for wireless web and internet transactions. itrust has been established as a partnership business model in which strategic partners can invest funds for the development and marketing of transaction-based services. The funds from these partners may be restricted. The financial statements for fiscal 2000 do not include any amounts for itrust. (Note 13).

Results of Operations

   For fiscal 1999 and fiscal 1998, the Company has reclassified certain costs related to its Product Business Customer Support operation from marketing and selling expenses to costs of product revenues.

 Fiscal Years Ended June 30, 2000 and 1999

   Revenues. Total revenues for fiscal 2000 were $72,695,000 compared to $81,762,000 for fiscal 1999. For fiscal 2000 the decrease in total revenues of 11% is due to decreases in both the Company's product and services revenues.

   The Company's product revenues were $30,925,000 for fiscal 2000, compared to $34,228,000 in fiscal 1999. For fiscal 2000, the decrease in product revenues of 10% was due to decreased shipments of the Company's Imaging product group, mainly the TouchPrint 600 product line. Security revenue for fiscal 2000 was $8,612,000 compared to $7,058,000 for fiscal 1999 due to an increase in revenue from Identicator Technology. In fiscal 1999, such revenue was only included from April 26, 1999, being the date of acquisition of Identicator Technology. International sales accounted for $4,178,000 or 14% of the Company's product revenues for fiscal 2000, compared to $4,083,000 or 12% for fiscal 1999. The Company's international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company's product business did not have any one customer account for 10% or more of total revenues in either fiscal 2000 or fiscal 1999.

   The Company's Government Services revenues were $41,770,000 for fiscal 2000 compared to $47,534,000 for fiscal 1999 net of intersegment revenues. The decrease in Government Services revenues of 12% for fiscal 2000 was due primarily to reduced third party sales through the Company's General Services Administration ("GSA") contract which is operated and maintained by ANADAC. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and 31 services at agreed upon prices and rates. The Company and the General Services Administration negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For fiscal 2000 and for fiscal 1999, revenues directly from the DOD and from other U.S. government agencies accounted for 86% of the Company's total Government Services revenues.

   During fiscal 2000, the Company derived approximately 82% of its Government Services revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts compared to 83% in fiscal 1999. The decrease in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the decrease in sales through the Company's GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has not yet been audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

   The Company's Government Services business generates a significant amount of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 18% of its services revenues for fiscal 2000, compared to 17% for fiscal 1999. The increase in the percentage of services revenues generated by CPFF contracts is primarily due to the decrease in third party services purchased through the Company's GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

   Gross margin. Gross margin on product revenues was 41% for fiscal 2000, as compared to 43% in fiscal 1999. The decrease in gross margin was primarily due to competitive pricing in the biometric imaging market. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

   Gross margin on Government Services revenues was 12% for fiscal 2000, as compared to 13% for fiscal 1999. The decrease in gross margin percentage on Government Services revenue for fiscal 2000 was primarily due to an increase in certain lower margin sales through the GSA contract maintained by ANADAC which resulted in an overall decrease in gross margin percentage on total services revenue.

   Research, Development and Engineering. Research, development and engineering expenses were $8,022,000 or 26% of product revenues for fiscal 2000, compared to $6,011,000 or 18% for fiscal 1999. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses from Identicator Technology to further develop and enhance the Company's Security products. In fiscal 1999, such expenses were only included from April 26, 1999, being the date of acquisition of Identicator Technology. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in fiscal 2001.

   Marketing and Selling. Marketing and selling expenses were $10,762,000 or 15% of total revenues for fiscal 2000 compared to $8,112,000 or 10% of total revenues for fiscal 1999. The increase in marketing and selling expenses in absolute dollars is primarily due to the increased staffing and advertising from Identicator Technology to promote the Company's products and services globally. In fiscal 1999, such expenses were only included from April 26, 1999, being the date of acquisition of Identicator Technology. The Company expects marketing and selling expenses to continue to increase in absolute dollars in fiscal 2001.

   General and Administrative. General and administrative expenses were $9,608,000 or 13% of total revenues for fiscal 2000, compared to $7,458,000 or 9% of total revenues for fiscal 1999. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure.

   Reorganization and Other Non-Recurring Costs. The Company had no reorganization or other non-recurring costs for fiscal 2000 compared to $1,648,000 for fiscal 1999. The costs for fiscal 1999 were primarily from the rationalization of redundant functions and products following the acquisition of Identicator Technology, which resulted in severance costs, write-off of capitalized software and an increase in the inventory obsolescence reserve.

   Interest and Other Income, net. For fiscal 2000, interest and other income was $915,000 compared to $383,000 for fiscal 1999. The increase in interest and other income was primarily due to interest on a significantly higher level of cash and cash equivalents resulting from the proceeds of the sale of common stock in July 1999 and exercise of warrants in April 2000. Interest and other income for fiscal 2000 is primarily composed of interest income of $648,000 and license fees from SIFC of $225,000.

   Interest Expense. Interest expense was $141,000 for fiscal 2000, compared to $445,000 for fiscal 1999. The decrease in interest expense was due to lower levels of borrowings under the lines of credit due to the proceeds from the sale of the Company's common stock in July 1999 and the exercise of warrants in April 2000.

   The weighted average interest rate paid by the Company on borrowings under its line of credit (the "Identix Line of Credit") for fiscal 2000 and 1999 was insignificant and 8.25%, respectively. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit (the "ANADAC Line of Credit") during fiscal 2000 and 1999 was 8.6% and 8.0%, respectively.

   Income Taxes. Income tax expense was $55,000 and $21,000 for fiscal 2000 and fiscal 1999, respectively, and consisted of certain State franchise taxes. In fiscal 2000, the Company's effective tax rate is below the statutory rate due to the net loss incurred. As of June 30, 2000, the Company has federal and state net operating loss carry forwards of approximately $37,050,000 and $18,432,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2020.

   Equity Interest in Joint Venture. The equity interest in joint venture was a loss of $84,000 for fiscal 2000 compared to a loss of $299,000 in fiscal 1999 and represents the Company's 50% share of the results of SIFC.

 Fiscal Years Ended June 30, 1999 and 1998

   Revenues. Total revenues for fiscal 1999 were $81,762,000 compared to $79,374,000 for fiscal 1998. For fiscal 1999 the increase in total revenues of 3% is due to an increase in the Company's services revenues.

   The Company's product revenues were $34,228,000 for fiscal 1999, compared to $34,720,000 in fiscal 1998. For fiscal 1999, the decrease in product revenues of 1% was due to decreased shipments of the

Company's Imaging product group, mainly the TouchPrint 600 product line. This decline in product revenue was net of revenues generated by Identicator Technology from the acquisition date of $958,000. International sales accounted for $4,083,000 or 12% of the Company's product revenues for fiscal 1999, compared to $6,350,000 or 18% for fiscal 1998. The decrease in international sales for the year was primarily due to a decline in sales in Asia and the decline in Security product sales which compose the majority of international revenues. The Company's product business did not have any one customer account for 10% or more of total revenues in either fiscal 1999 or fiscal 1998.

   The Company's government services revenues were $47,534,000 for fiscal 1999 compared to $43,576,000 for fiscal 1998 net of intersegment revenues. The increase in services revenues of 9% for fiscal 1999 was due primarily to increases in U.S. government purchases through the Company's GSA contract which is operated and maintained by ANADAC. For fiscal 1999, revenues directly from the DOD and from other U.S. government agencies accounted for 90% of the Company's total services revenues compared to 87% in fiscal 1998.

   During fiscal 1999, the Company derived approximately 83% of its government services revenues from T&M contracts and from FFP contracts compared to 79% in fiscal 1998. The increase in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the increase in third party services purchased through the Company's GSA contract. The Company's government services business generates a significant amount of its revenues from CPFF contracts, which accounted for approximately 17% of its services revenues for fiscal 1999, compared to 21% for fiscal 1998. The decrease in the percentage of services revenues generated by CPFF contracts is primarily due to the increase in third party services purchased through the Company's GSA contract.

   On July 1, 1998, the Company transferred certain revenue producing contracts to SIFC that had been previously sub-contracted to SIFC, resulting in no fingerprinting services revenues in fiscal 1999 compared to $1,078,000 in fiscal 1998. The Company received license fees, which are recorded in interest and other income.

   Gross margin. Gross margin on product revenues was 43% for fiscal 1999, as compared to 46% in fiscal 1998. The decrease in gross margin was primarily due to competitive pricing in the biometric imaging market.

   Gross margin on services revenues was 13% for fiscal 1999 as compared to 14% for fiscal 1998. The decrease in gross margin for the year was primarily due to an increase in third party services sold through the GSA contract maintained by ANADAC, which often has a lower profit margin.

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

   Marketing and Selling. Marketing and selling expenses were $8,112,000 or 10% of total revenues for fiscal 1999 compared to $7,323,000 or 9% of total revenues for fiscal 1998. The increase in marketing and selling expenses in absolute dollars is due to the increased staffing to promote the Company's products and services globally, to expand its customer support organization and to the addition of Identicator Technology's selling and marketing costs from April 26, 1999.

   General and Administrative. General and administrative expenses were $7,458,000 or 9% of total revenues for fiscal 1999, compared to $8,221,000 or 10% of total revenues for fiscal 1998. The decrease in general and administrative expenses was primarily due to the reorganization of the Biometric Security Division in 1998, in which the majority of the administrative functions were transferred from Fingerscan in Australia to Identix and a reduction in litigation charges of $346,000. The decrease was partially offset by an increase in staffing and other related administrative expenses to support the growth in operations and the development of supporting infrastructure, as well as the addition of Identicator Technology's general and administrative functions and amortization of acquired intangible assets from April 26, 1999.

   Reorganization and Other Non-Recurring Costs. Reorganization and other non-recurring costs were $1,648,000 for fiscal 1999 compared to $717,000 for fiscal 1998. The costs for fiscal 1999 were primarily from the rationalization of redundant functions and products following the acquisition of Identicator Technology, which resulted in severance costs, write-off of capitalized software and an increase in the inventory obsolescence reserve. In 1998, these costs consisted primarily of a $460,000 write-off of cumulative translation adjustment and, to a lesser extent, the write-off of deferred offering costs and severance costs relating to the streamlining of the Company's international operations.

   Interest and Other Income, net. For fiscal 1999, interest and other income was $383,000 compared to interest and other income of $66,000 for fiscal 1998. Interest and other income for fiscal 1999 was primarily composed of license fee income from SIFC which was $175,000 and interest income of $74,000.

   Interest Expense. Interest expense was $445,000 for fiscal 1999, compared to $239,000 for fiscal 1998. The increase was due to increased levels of borrowings under the lines of credit to fund working capital requirements.

   The weighted average interest rate paid by the Company on borrowings under the Identix Line of Credit for fiscal 1999 and 1998 was 8.25% and 8.5%, respectively. The weighted average interest rate paid by ANADAC on borrowings under its bank line of credit during fiscal 1999 and 1998 was 8.0% and 8.5%, respectively.

   Income Taxes. Income tax expense was $21,000 and $45,000 for fiscal 1999 and fiscal 1998, respectively, and consisted of certain State franchise taxes. In fiscal 1999, the Company's effective tax rate was below the statutory rate due to the net loss incurred.

   Equity Interest in Joint Venture. The equity interest in joint venture was a loss of $299,000 for fiscal 1999 compared to a loss of $171,000 in fiscal 1998 and represents the Company's 50% share of the results of SIFC.

Liquidity and Capital Resources

   The Company financed its operations during fiscal 2000 primarily from its existing working capital at June 30, 1999, the net proceeds of $13,996,000 from the sale of the Company's common stock in July 1999, the proceeds of $10,263,000 from the exercise of warrants in April 2000 and borrowings under the ANADAC Line of Credit. As of June 30, 2000, the Company's principal sources of liquidity consisted of $34,185,000 of working capital, including $15,620,000 in cash and cash equivalents, and amounts available for future borrowings under the Identix Line of Credit and the ANADAC Line of Credit.

   The Identix Line of Credit is a $7,500,000 bank line of credit collateralized by the property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and amounts drawn bear interest at the bank's prime rate of interest plus 0.5% (10% at June 30, 2000). The line of credit expires on April 21, 2001. At June 30, 2000, there was no amount outstanding and $3,819,000 was available to borrow. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock. During fiscal 2000, the Company was in default on three occasions on one of its bank line of credit covenants. The Company has obtained waivers of default from the bank for breaches of the covenants.

   The ANADAC Line of Credit is a $6,000,000 bank line of credit collateralized by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable and amounts drawn bear interest at the bank's prime rate of interest (9.5% at June 30, 2000). The line of credit expires on March 31, 2001. At June 30, 2000, $430,000 was outstanding and $5,287,000 was available to borrow under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants. ANADAC was in compliance with all its bank covenants during fiscal 2000.

   Cash used for operating activities was $9,075,000 during fiscal 2000. Cash used for operating activities primarily reflects a net loss of $13,386,000, and increases in accounts receivable of $3,010,000, inventories of $1,001,000 and decrease in accounts payable of $1,199,000, partially reduced by non-cash charges for amortization of intangibles of $4,120,000, depreciation of $1,651,000, increases in inventory reserve of $1,096,000 and accrued compensation of $954,000.

   The Company used cash of $3,022,000 in investing activities during fiscal 2000, consisting primarily of purchases of property and equipment of $2,235,000 and capitalization of software development of $807,000.

   The Company's financing activities provided cash of $24,704,000 during fiscal 2000. This was primarily due to the net proceeds of $13,996,000 from the private placement of common stock in July 1999 and proceeds of $10,263,000 from the exercise of warrants in April 2000, and payments, net of borrowings, of $4,366,000 against the Company's Bank lines of credit and notes payable.

   The Company did not have any material capital expenditure commitments as of June 30, 2000.

   The Company believes that cash flow from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001. Further, subsequent to June 30, 2000, the Company received $3,750,000 from the sale of its Series A preferred stock (see Note 14 of Notes to Consolidated Financial Statements). However, the Company intends to raise additional equity or debt financing beyond the amounts currently forecasted to meet its working capital or capital equipment needs. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing would be favorable to the Company.

Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("Fin No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of implementing FIN No. 44 on the Company's financial statements is not anticipated to be material.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended is effective for the company in the fourth quarter of fiscal 2001. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management and was unknown at June 30, 2000.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The impact of the implementing SFAS 133 on the Company's financial statements is not anticipated to be material, as the Company does not currently purchase derivative securities.

Impact of Year 2000

   Leading up to, and following the transition into calendar Year 2000, the Company experienced no significant internal Year 2000 problems with its information technology systems. Externally, certain of the Company's Imaging customers required temporary and long-term remediation to ensure proper function of the Company's products. The costs of both short-term and long-term remediation efforts have been approximately $50,000 and are not expected to increase significantly, excluding costs associated with existing internal personnel. Identix has used existing personnel for the Year 2000 program and has no plans to add staff specifically for this purpose. Identix has not separately tracked the internal costs associated with the Year 2000 program.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and lines of credit. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of money market securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

   The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents.

   Foreign Currency Exchange Rate Risk. Certain of the Company's foreign revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
Financial Statements:

  Report of Independent Accountants.......................................  39

  Consolidated Balance Sheets as of June 30, 2000 and 1999................  40

  Consolidated Statements of Operations for the years ended June 30, 2000,
   1999 and 1998..........................................................  41

  Consolidated Statements of Stockholders' Equity for the years ended June
   30, 2000, 1999 and 1998................................................  42

  Consolidated Statements of Cash Flows for the years ended June 30, 2000,
   1999 and 1998..........................................................  43

  Notes to Consolidated Financial Statements..............................  44

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts and Reserves for the
   years ended June 30, 2000, 1999 and 1998...............................  65

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Identix Incorporated

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
July 28, 2000

                              IDENTIX INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents........................ $ 15,620,000  $  3,013,000
  Accounts receivable, net.........................   28,352,000    25,811,000
  Inventories......................................    5,180,000     5,275,000
  Prepaid expenses and other assets................    1,188,000     1,043,000
                                                    ------------  ------------
    Total current assets...........................   50,340,000    35,142,000
Property and equipment, net........................    2,632,000     2,141,000
Intangibles and other assets.......................   30,546,000    34,163,000
                                                    ------------  ------------
      Total assets................................. $ 83,518,000  $ 71,446,000
                                                    ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................... $    430,000  $  4,796,000
  Accounts payable.................................    8,570,000     9,767,000
  Accrued compensation.............................    2,894,000     1,940,000
  Other accrued liabilities........................    1,700,000     1,324,000
  Deferred revenue.................................    2,561,000     1,784,000
                                                    ------------  ------------
    Total current liabilities......................   16,155,000    19,611,000
Deferred revenue...................................          --        156,000
Other liabilities..................................       90,000        90,000
                                                    ------------  ------------
    Total liabilities..............................   16,245,000    19,857,000
                                                    ------------  ------------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, $0.01 par value; 2,000,0000
   shares authorized;
   no shares issued and outstanding................          --            --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized;
   33,026,964 and 28,625,958 shares issued and
   outstanding.....................................      330,000       286,000
  Additional paid-in capital.......................  123,365,000    94,339,000
  Accumulated deficit..............................  (56,241,000)  (42,855,000)
  Accumulated other comprehensive loss.............     (181,000)     (181,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   67,273,000    51,589,000
                                                    ------------  ------------
      Total liabilities and stockholders' equity... $ 83,518,000  $ 71,446,000
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Fiscal year ended June 30,
                                       ---------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  -----------
Revenues:
  Product revenues...................  $ 30,925,000  $ 34,228,000  $34,720,000
  Services revenues..................    41,770,000    47,534,000   43,576,000
  Fingerprinting services revenues...           --            --     1,078,000
                                       ------------  ------------  -----------
    Total revenues...................    72,695,000    81,762,000   79,374,000
                                       ------------  ------------  -----------
Costs and expenses:
  Cost of product revenues ..........    18,261,000    19,388,000   18,671,000
  Cost of services revenues..........    36,634,000    41,399,000   37,477,000
  Cost of fingerprinting services
   revenues..........................           --            --     1,028,000
  Research, development and
   engineering (Note 7)..............     8,022,000     6,011,000    4,572,000
  Marketing and selling..............    10,762,000     8,112,000    7,323,000
  General and administrative.........     9,608,000     7,458,000    8,221,000
  Amortization of acquired intangible
   assets............................     3,429,000       739,000      208,000
  Reorganization and other non-
   recurring costs...................           --      1,648,000      717,000
  Write-off of acquired in-process
   research and development..........           --     10,044,000          --
                                       ------------  ------------  -----------
    Total costs and expenses.........    86,716,000    94,799,000   78,217,000
                                       ------------  ------------  -----------
Income (loss) from operations........   (14,021,000)  (13,037,000)   1,157,000
Interest and other income, net.......       915,000       383,000       66,000
Interest expense.....................      (141,000)     (445,000)    (239,000)
                                       ------------  ------------  -----------
Income (loss) before taxes and equity
 interest in joint venture...........   (13,247,000)  (13,099,000)     984,000
Provision for income taxes...........       (55,000)      (21,000)     (45,000)
                                       ------------  ------------  -----------
Income (loss) before equity interest
 in joint venture....................   (13,302,000)  (13,120,000)     939,000
Equity interest in joint venture.....       (84,000)     (299,000)    (171,000)
                                       ------------  ------------  -----------
Net income (loss)....................  $(13,386,000) $(13,419,000) $   768,000
                                       ============  ============  ===========
Net income (loss) per share:
  Basic..............................  $      (0.43) $      (0.52) $      0.03
                                       ============  ============  ===========
  Diluted............................  $      (0.43) $      (0.52) $      0.03
                                       ============  ============  ===========
Shares used in computing net income
 (loss) per share:
  Basic..............................    31,441,000    25,932,000   25,104,000
  Diluted............................    31,441,000    25,932,000   25,669,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock       Additional                Accumulated Other
                         --------------------   Paid-in    Accumulated     Comprehensive
                           Shares     Amount    Capital      Deficit           Loss           Total
                         ----------  -------- ------------ ------------  ----------------- ------------
Balance as of June 30,
 1997................... 24,942,778  $250,000 $ 51,033,000 $(30,204,000)     $(181,000)    $ 20,898,000
Sale of common stock
 under stock option
 plans..................    287,799     3,000    1,188,000          --             --         1,191,000
Sale of common stock
 under warrant
 exercise...............     25,000       --        53,000          --             --            53,000
Net income..............        --        --           --       768,000            --           768,000
                         ----------  -------- ------------ ------------      ---------     ------------
Balance as of June 30,
 1998................... 25,255,577   253,000   52,274,000  (29,436,000)      (181,000)      22,910,000
Sale of common stock
 under stock option
 plans..................    320,708     3,000    1,753,000          --             --         1,756,000
Sale of common stock
 under employee stock
 purchase plan..........     35,610       --       253,000          --             --           253,000
Sale of common stock
 under warrant
 exercise...............     40,000       --       127,000          --             --           127,000
Issuance of common
 stock, warrants and
 options related to
 acquisition of
 Identicator
 Technology.............  2,974,959    30,000   39,932,000          --             --        39,962,000
Retirement of common
 stock related to
 acquisition of
 Biometric Applications
 and Tracking...........       (896)      --           --           --             --               --
Net loss................        --        --           --   (13,419,000)           --       (13,419,000)
                         ----------  -------- ------------ ------------      ---------     ------------
Balance as of June 30,
 1999................... 28,625,958   286,000   94,339,000  (42,855,000)      (181,000)      51,589,000
Sale of common stock by
 private placement......  1,811,594    18,000   13,978,000          --             --        13,996,000
Sale of common stock
 under stock option
 plans..................  1,650,893    17,000    4,558,000          --             --         4,575,000
Sale of common stock
 under employee stock
 purchase plan..........     32,721       --       236,000          --             --           236,000
Sale of common stock
 under warrant
 exercise...............    905,798     9,000   10,254,000          --             --        10,263,000
Net loss................        --        --           --   (13,386,000)           --       (13,386,000)
                         ----------  -------- ------------ ------------      ---------     ------------
Balance as of June 30,
 2000................... 33,026,964  $330,000 $123,365,000 $(56,241,000)     $(181,000)    $ 67,273,000
                         ==========  ======== ============ ============      =========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Fiscal year ended June 30,
                                        ---------------------------------------
                                            2000          1999         1998
                                        ------------  ------------  -----------
Cash flows from operating activities:
  Net income (loss)...................  $(13,386,000) $(13,419,000) $   768,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used for) operating activities:
   Depreciation.......................     1,651,000     1,444,000    1,345,000
   Loss on disposal of property and
    equipment.........................        73,000           --           --
   Amortization of intangibles........     4,120,000     1,483,000      871,000
   Amortization of deferred revenue...    (5,745,000)   (3,512,000)  (2,127,000)
   Equity interest in joint venture...        84,000       299,000      171,000
   Write-off of acquired in-process
    research and development..........           --     10,044,000          --
   Write-off of capitalized software..       304,000           --           --
   Stock compensation expenses........       221,000       139,000          --
   Increase in inventory reserves.....     1,096,000     1,251,000      338,000
   Allowance for doubtful accounts....       469,000       584,000      862,000
  Changes in assets and liabilities,
   net of effects of acquisitions:
   Accounts receivable................    (3,010,000)    2,711,000  (10,701,000)
   Inventories........................    (1,001,000)    1,094,000   (2,206,000)
   Prepaid expenses and other assets..      (145,000)     (457,000)    (263,000)
   Accounts payable...................    (1,199,000)      306,000    2,114,000
   Accrued compensation...............       954,000       (35,000)     322,000
   Other accrued liabilities..........        73,000       (18,000)    (505,000)
   Deferred revenue...................     6,366,000     3,894,000    2,826,000
                                        ------------  ------------  -----------
  Net cash provided by (used for)
   operating activities...............    (9,075,000)    5,808,000   (6,185,000)
                                        ------------  ------------  -----------
Cash flows from investing activities:
  Capital expenditures................    (2,235,000)   (1,344,000)    (916,000)
  Proceeds from the sale of property
   and equipment......................        20,000        98,000       33,000
  Investment in joint venture.........           --       (100,000)    (232,000)
  Additions to intangibles and other
   assets.............................      (807,000)          --      (631,000)
  Cash received in acquisitions.......           --         92,000          --
  Transaction costs related to
   acquisition........................           --       (869,000)         --
                                        ------------  ------------  -----------
  Net cash used for investing
   activities.........................    (3,022,000)   (2,123,000)  (1,746,000)
                                        ------------  ------------  -----------
Cash flows from financing activities:
  Borrowings under bank lines of
   credit.............................     4,915,000    20,626,000   20,150,000
  Payments under bank lines of
   credit.............................    (9,081,000)  (24,187,000) (15,220,000)
  Principal payments on short-term
   notes..............................      (200,000)          --           --
  Proceeds from sale of common stock
   and warrants.......................    29,070,000     2,136,000    1,244,000
                                        ------------  ------------  -----------
  Net cash provided by (used for)
   financing activities...............    24,704,000    (1,425,000)   6,174,000
                                        ------------  ------------  -----------
Net increase (decrease) in cash and
 cash equivalents.....................    12,607,000     2,260,000   (1,757,000)
Cash and cash equivalents at beginning
 of year..............................     3,013,000       753,000    2,510,000
                                        ------------  ------------  -----------
Cash and cash equivalents at end of
 year.................................  $ 15,620,000  $  3,013,000  $   753,000
                                        ============  ============  ===========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for
   interest...........................  $    141,000  $    441,000  $   291,000
  Cash paid during the year for income
   taxes..............................  $     18,000  $     65,000  $    45,000

See Note 2 for stock issued in acquisition.

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

   Identix Incorporated (the "Company") designs, manufactures, develops and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Security products that verify the identity of an individual through the unique biological characteristics of a fingerprint and
(ii) Imaging products that electronically capture forensic quality fingerprint images from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through its wholly owned subsidiary ANADAC, Inc. ("ANADAC"). The principal markets for the Company's products are the Americas, Asia, Australia, Europe and the Middle East.

   The Company operates in four business segments: (i) imaging (ii) security
(iii) goverment services and (iv) fingerprinting services.

   On July 23, 1997, the Company acquired Biometric Applications and Technology, Inc. ("BA&T") pursuant to a share purchase agreement. The acquisition was accounted for as a pooling of interests.

   On April 26, 1999, the Company acquired Identicator Technology, Inc. ("Identicator Technology") pursuant to a share purchase agreement whereby Identicator Technology became a wholly owned subsidiary of the Company. The acquisition was accounted for as a purchase (See Note 2).

   The State of Wisconsin Investment Board beneficially owned approximately 11% of the Company's common stock at June 30, 2000.

Basis of Consolidation

   The consolidated financial statements include the accounts of Identix Incorporated and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

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

Joint Venture

   On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. to form SIFC for the purpose of providing fingerprinting services. The Company owns a 50% interest in the joint venture. For certain contracts held by Identix prior to the joint venture, Identix subcontracted the fingerprinting services to the joint venture from September 1997 to June 1998 and the revenues from these contracts are presented separately as fingerprinting services revenue in the consolidated statement of operations. From July 1998, the contracts were assigned to SIFC. The company derives license fees from SIFC which are included in Interest and other income, net.

Revenue Recognition

   Revenue from product sales is recognized in accordance with the terms of sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable. Extended service and maintenance contract revenue is deferred and recognized ratably over the life of

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

the service period of the related agreement. The majority of the Company's services are performed for the U.S. Government under various fixed price, time and material and cost reimbursement contracts. Revenues on fixed-price contracts are generally recognized on the percentage- of-completion method based on costs incurred in relation to total estimated costs. Revenues on time-and-materials contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues for cost-plus fixed fee contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable at June 30, 2000 represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

   Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense, and from subcontracts with other U.S. Government contractors, were approximately 90% of total services revenues for fiscal 2000 and fiscal 1999, and 87% for fiscal 1998. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. ANADAC has not yet been audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). The Company is evaluating the effect of adopting SAB 101, as amended, and will comply with its requirements in the fourth quarter of fiscal 2001.

Major Customers

   In fiscal 2000, 1999 and 1998, the Company had one customer being the U.S. Department of Defense, that accounted for 43%, 38% and 36% respectively of total revenue.

Cash and Cash Equivalents

   Cash equivalents consist of highly liquid investments with maturity of three months or less when purchased. These investments consist of income producing securities, which are readily convertible to cash and are stated at cost, which approximates market.

Concentration of Credit Risk

   Financial instruments which potentially subject the Company to credit risk consist principally of accounts receivable and investments. The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses, which are based upon the expected collectibility of all accounts receivable. Management believes that any risk of loss is significantly reduced due to the Company's substantial number of government customers.

   Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash with major banks in money market securities. The Company, by policy, limits the amount of exposure to any one financial institution.

Inventories

   Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market. The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Property and Equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Amortization of equipment held under capital leases and leasehold improvements are computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred.

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

Income Taxes

   Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (See Note 8).

Stock-Based Compensation

   The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 6. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Comprehensive Income

   Other comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consisted of foreign currency translation adjustment. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

Foreign Currency Translation

   The Company's foreign subsidiary used its local currency as the functional currency until March 31, 1998. Following the substantial liquidation of the subsidiary in February 1998, the functional currency has been the US dollar. Accordingly, assets and liabilities were translated at the exchange rate in effect at that date and revenue and expenses are recorded in US dollars at current exchange rates. Foreign currency transaction losses included in interest and other income were $202,000 in fiscal 1998. Such amounts were not material in fiscal 2000 and fiscal 1999.

Earnings Per Share

   Basic earnings per share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method.

   Following is a reconciliation of the calculation of basic and diluted earnings (loss) per share for the periods presented below:

                                             Fiscal year ended June 30,
                                        --------------------------------------
                                            2000          1999         1998
                                        ------------  ------------  ----------
   Net income (loss)................... $(13,386,000) $(13,419,000) $  768,000
                                        ------------  ------------  ----------
   Share used in computing net income
    (loss) per share:
     Basic.............................   31,441,000    25,932,000  25,104,000
     Dilutive effect of stock options
      and warrants.....................          --            --      565,000
                                        ------------  ------------  ----------
     Diluted...........................   31,441,000    25,932,000  25,669,000
                                        ------------  ------------  ----------
   Net income (loss) per share:
     Basic............................. $      (0.43) $      (0.52) $     0.03
                                        ------------  ------------  ----------
     Diluted........................... $      (0.43) $      (0.52) $     0.03
                                        ============  ============  ==========

   Options and warrants to purchase 5,501,084 and 5,007,464 shares of common stock were outstanding at June 30, 2000, and June 30, 1999, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Options to purchase 934,287 shares of common stock at weighted average exercise price of $10.21 per share were outstanding at June 30, 1998, but were not included in the computation of diluted net income per share because they were anti-dilutive.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Shares held under the Company's employee stock ownership plan are treated as outstanding for purposes of computing per share amounts.

Reclassifications

   Certain prior years' amounts have been reclassified to conform to the current year's presentation.

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

   In connection with the acquisition, the Company issued 2,908,112 shares of common stock and assumed options and warrants to purchase 2,074,979 and 66,847 shares of its common stock respectively, with exercise prices of $0.26 and $8.07 per share. The market value of the Company's common stock of $8.08 was determined using the average quoted market price for the two days preceding and following the announcement of the acquisition in November 1998.

   The value of the Company's options and warrants that were to be exchanged for vested and unvested Identicator Technology options and warrants was determined in November 1998 using a Black-Scholes option pricing model with the following assumptions:

      Expected life.................................................. 2--5 years
      Volatility.....................................................        52%
      Risk free interest rate........................................  5.8--6.2%
      Dividend yield.................................................         0%

   The following table summarizes the components of the purchase consideration:

                                           Shares   Fair Value Total Fair Value
                                          --------- ---------- ----------------
   Common shares outstanding............  2,908,112   $8.08      $23,502,000
   Common shares issuable on exercise of
    options.............................  2,074,979   $7.80       16,176,000
   Common shares issuable on exercise of
    warrants............................     66,847   $4.25          284,000
                                          ---------              -----------
                                          5,049,938              $39,962,000
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

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Allocation of Purchase Price.

   The total purchase price of $44,235,000 was allocated to the fair value of the assets acquired as follows:

                                                               Amortization Life
                                                               -----------------
   Tangible assets................................ $ 1,502,000
   In-process research and development............  10,044,000
   Core technology................................   4,663,000      5 years
   Assembled workforce............................     202,000      3 years
   Goodwill.......................................  27,824,000     12 years
                                                   -----------
     Total........................................ $44,235,000
                                                   ===========

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

   The important elements of the in-process projects at the time of acquisition included product concepts and designs, software code, test specifications and processes and pre-prototype models. The fair value of the in-process products was determined as a whole but the Company estimated that approximately 80% of the value was attributable to the software related products and 20% to hardware related products. The in-process products were projected to be completed over the next 1-3 years. Material cash inflows from significant projects were projected to commence in 2000. During fiscal 2000, actual sales of products based upon acquired Identicator Technology assets were less than amounts originally estimated. As such, the Company is conducting a review of the carrying value of the acquired assets.

   As of the date the merger agreement was signed, the individual hardware projects were between 8% and 69% complete. These products were projected to be introduced in the years 1999 through to 2001. The projected cost to complete the in-process hardware projects was approximately $3,200,000. As of the same date, the individual software projects were between 4% and 73% complete. These products were projected to be introduced in the years 1999 through 2000. The projected cost to complete the in-process software projects was approximately $1,700,000.

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

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Identicator Technology as if the acquisition had occurred at the beginning of fiscal 1998 and does not include the adjustment for the non-recurring write-off of acquired in-process research and development. The net loss per share is based on the average number of shares of common stock of the Company outstanding during the period plus the common shares issued by Identix to acquire Identicator Technology. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the assumed dates or of operating results which may occur in the future.

                                                         Fiscal year ended
                                                              June 30,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
                                                      (unaudited)   (unaudited)
   Total revenues.................................... $ 85,921,000  $83,477,000
   Net loss..........................................  (15,920,000)  (2,465,000)
   Net loss per share:
     Basic........................................... $      (0.56) $     (0.09)
     Diluted.........................................        (0.56)       (0.09)

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

   On July 31, 1999, in conjunction with the rationalization of product lines following the acquisition of Identicator Technology, the Company closed the Kansas City office of BA&T and terminated most of the staff. Development work-in-process was transferred to other parts of the Company.

NOTE 3--REORGANIZATION AND OTHER NON-RECURRING COSTS

   Reorganization and other costs were $1,648,000 and $717,000 for fiscal 1999 and fiscal 1998, respectively. In fiscal 1999, these costs arose from the rationalization of product lines and redundant infrastructure following the acquisition of Identicator Technology. The following table sets forth the Company's accrual at June 30, 1999 for reorganization and other expenses, the charges taken against the accrual in fiscal 2000, and the remaining reorganization accrual balance at June 30, 2000:

                                        Balance at     Amount     Balance at
                                       June 30 1999   Utilized   June 30, 2000
                                       ------------ ------------ -------------
   Inventory charges..................  $1,175,000  $(1,044,000)   $131,000
   Employee severance and other
    charges...........................      60,000      (60,000)        --
                                        ----------  ------------   --------
     Total............................  $1,235,000  $(1,104,000)   $131,000
                                        ==========  ============   ========

   The remaining balance accrued is expected to be utilized during fiscal 2001.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 4--BALANCE SHEET DETAIL

                                                              June 30,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Accounts receivable:
  Commercial and other................................ $10,796,000  $13,044,000
  United States Government:
  Billed..............................................  13,293,000    6,213,000
  Unbilled............................................   4,936,000    6,723,000
  Other receivables...................................     393,000      640,000
  Less: allowance for doubtful accounts...............  (1,066,000)    (809,000)
                                                       -----------  -----------
                                                       $28,352,000  $25,811,000
                                                       ===========  ===========
Inventories:
  Purchased parts and materials....................... $ 2,141,000  $ 1,713,000
  Work-in-process.....................................     860,000      706,000
  Finished goods, including spares....................   2,179,000    2,856,000
                                                       -----------  -----------
                                                       $ 5,180,000  $ 5,275,000
                                                       ===========  ===========
Property and equipment:
  Manufacturing, test and office equipment............ $ 7,703,000  $ 6,320,000
  Furniture and fixtures..............................   1,500,000    1,546,000
  Leasehold improvements..............................     245,000      175,000
                                                       -----------  -----------
                                                         9,448,000    8,041,000
  Less: accumulated depreciation and amortization.....  (6,744,000)  (5,883,000)
  Less: accumulated depreciation of leased assets.....     (72,000)     (17,000)
                                                       -----------  -----------
                                                       $ 2,632,000  $ 2,141,000
                                                       ===========  ===========
Intangibles and other assets:
  Goodwill............................................ $28,271,000  $28,482,000
  Deferred acquisition costs..........................         --       283,000
  Purchased technology................................   5,338,000    5,338,000
  Assembled workforce.................................     202,000      202,000
  Patents and licenses................................     204,000      191,000
  Capitalized software costs..........................   1,922,000    1,749,000
  Less: accumulated amortization......................  (6,125,000)  (2,381,000)
                                                       -----------  -----------
                                                        29,812,000   33,864,000
  Deposits............................................     382,000       71,000
  Long-term receivables from related parties..........     341,000      182,000
  Other assets........................................      11,000       46,000
                                                       -----------  -----------
                                                       $30,546,000  $34,163,000
                                                       ===========  ===========

NOTE 5--LINES OF CREDIT

   The Company has a $7,500,000 bank line of credit (the "Identix Line of Credit") collateralized by substantially all of the personal property of the Company. Under the Identix Line of Credit, the Company may

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.50% (10% at June 30, 2000). The line of credit expires on April 20, 2001. At June 30, 2000, there was no amount outstanding and $3,819,000 was available for future borrowings. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock. During fiscal 2000, the Company defaulted on three occasions on one of its bank line of credit covenants. The Company has obtained waivers of default from the bank for the breaches of the covenant.

   ANADAC has a $6,000,000 bank line of credit collateralized by ANADAC's accounts receivable and certain other assets. Outstanding balances bear interest at the bank's prime lending rate (9.5% at June 30, 2000) and are payable upon demand. Available borrowings under the line are based upon qualifying accounts receivable balances. The line of credit expires March 31, 2001. At June 30, 2000, $430,000 was outstanding and $5,287,000 was available, under the ANADAC Line of Credit. The Line of Credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. During fiscal 2000, ANADAC was in compliance with such covenants.

   The weighted average interest rate paid by the Company on borrowings under the Identix Line of Credit for fiscal 2000 was insignificant and 8.25% in fiscal 1999. The weighted average interest rate paid by ANADAC on borrowings under the ANADAC Line of Credit during fiscal 2000 and 1999 was 8.6% and 8.0%, respectively.

NOTE 6--CAPITAL STOCK

Employee Stock Options

   In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company's common stock have been reserved for issuance under the 1992 Plan.

   In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. In October 1997 and October 1998, the Company amended the 1995 Plan so that a total of 3,000,000 shares of the Company's common stock are currently reserved for issuance under the 1995 Plan. In April 2000, the Board of Directors approved, subject to stockholders approval at the Company's Annual Meeting of Stockholders to be held October 26, 2000 (the "Annual Meeting"), an amendment to the 1995 Plan to increase the number of shares of Company common stock available for issuance under the 1995 Plan by 1,700,000 shares to a total of 4,700,000 shares. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors of and consultants to the Company.

   In August 1995, the Company adopted the Non-Employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998, the Company amended the Director's Plan so that a total of 410,000 shares of the Company's common stock are currently reserved for issuance under the Directors Plan. In July 2000, the Board of Directors approved, subject to stockholders approval at the Annual Meeting, an amendment to increase the total number of shares reserved for issuance under the Directors Plan by 450,000 from 410,000 to 860,000, as well as other amendments described below.

   The Directors Plan provides that when a person who is not, and has not been in the preceding twelve months, an officer or an employee of the Company is elected or appointed a member of the Board, the

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company will grant that person on the effective date of such election or appointment (i) a nonqualified stock option to purchase 20,000 shares of Company common stock if less than six months have elapsed since the last annual meeting of stockholders or (ii) a nonqualified stock option to purchase 10,000 shares of common stock if at least six months have elapsed since the last annual meeting of stockholders. The Directors Plan, as currently in effect, further provides that on the first meeting of the Board immediately following the annual meeting of stockholders of the Company (even if held on the same day as the meeting of stockholders), the Company will grant to each non-employee director then in office a nonqualified stock option to purchase an additional 20,000 shares of Company common stock (an "Annual Grant"). In July 2000, the Board of Directors approved, subject to stockholders approval at the Annual Meeting, amendments to increase the number of shares covered by a nonqualified option grant made to a non-employee director upon initial election to the Board from 20,000 to 30,000 shares or from 10,000 to 15,000 shares in case more than six months have elapsed since the date of the last annual stockholders meeting at the time of such election and to increase the number of shares covered by the Annual Grant made to a non-employee director from 20,000 to 30,000 shares. The new grant levels described in the preceding sentence, if approved by the stockholders of the Company, will be effective as of the date of the Annual Meeting.

   Under the 1992 and 1995 Plans, the term of any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of the Company's common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of four years.

   Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Options vest quarterly over a one year period from the date of grant.

   In April 2000, the Company adopted the Identix Incorporated New Employee Stock Incentive Plan ("New Employee Plan"). The New Employee Plan will expire in 2010. A total of 1,500,000 shares of the Company's common stock has been reserved for issuance under the New Employee Plan. Under the New Employee Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with the Company, provided such person is not employed by the Company at the time of the award. The New Employee Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible persons; provided, however, that only nonqualified stock options may be granted under the plan. Under the New Employee Plan, the term of any nonqualified stock option granted may not exceed 15 years, and the exercise price of any such option must be at least 85% of the fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of four years.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes the Company's stock option activity and related information for the past three years:

                                               Shares                 Weighted
                                             Available     Options    Average
                                             for Grant   Outstanding   Price
                                             ----------  -----------  --------
   Balance as of June 30, 1997..............    173,481    2,073,816   $ 6.90
   Shares reserved upon adoption of
    amendment to 1995 Plan..................    500,000          --
   Options granted.......................... (1,672,633)   1,672,633   $ 8.26
   Options exercised........................        --      (287,799)  $ 4.14
   Options canceled.........................  1,167,256  (1,167,256)   $ 9.74
   Options canceled and expired.............        --          (133)  $ 2.50
                                             ----------  -----------
   Balance as of June 30, 1998..............    168,104    2,291,261   $ 6.59
   Shares reserved upon adoption of
    amendment to 1995 Plan..................  1,250,000          --
   Shares reserved upon adoption of
    amendment to Director's Plan............    160,000          --
   Shares reserved and granted under the
    Identicator Technology acquisition......        --     2,074,979   $ 0.26
   Options granted.......................... (1,217,000)   1,217,000   $ 7.86
   Options exercised........................        --      (320,708)  $ 5.48
   Options canceled.........................    255,068     (255,068)  $ 7.97
                                             ----------  -----------
   Balance as of June 30, 1999..............    616,172    5,007,464   $ 4.28
   Shares reserved upon adoption of
    amendment to 1995 Plan..................  1,700,000          --
   Shares reserved upon adoption of New
    Employee Plan...........................  1,500,000          --
   Options granted.......................... (1,988,000)   1,988,000   $12.09
   Options exercised........................        --    (1,650,893)  $ 2.70
   Options canceled.........................    227,855     (227,855)  $ 7.69
   Options canceled and expired.............                    (254)  $ 0.26
                                             ----------  -----------
   Balance as of June 30, 2000..............  2,056,027    5,116,462   $ 7.64
                                             ==========  ===========

   In April 1998, 903,833 outstanding options with exercise prices in excess of the then fair market value of the common stock were repriced to $7.625 per share. Such options have been included in the above table as both canceled and granted in fiscal 1998. No other terms of the options were amended. During fiscal 2000, the Company recognized as an expense of $93,000 for granting stock options to employees at exercise prices below fair market value at the time of grant.

   The following table summarizes options outstanding at June 30, 2000:

                          Options Outstanding                Options Exercisable
              ------------------------------------------- --------------------------
   Range of             Weighted Average
   Exercise              Remaining Life  Weighted Average           Weighted Average
    Prices     Number      (in years)     Exercise Price   Number    Exercise Price
   --------   --------- ---------------- ---------------- --------- ----------------
   $ 0.01-
     $2.94    1,261,444       5.29            $ 0.60      1,156,271      $ 0.63
   $ 3.19-
     $6.88      415,183       7.57              5.99        285,743        5.80
   $ 7.00-
     $7.88    1,347,768       7.37              7.48        933,462        7.48
    $8.12-
    $15.06    2,092,067       5.86             12.32        233,842       10.36
              ---------                                   ---------
    $0.01-
    $15.06    5,116,462       6.23            $ 7.64      2,609,318      $ 4.52
              =========                                   =========

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Pro Forma Disclosures

   The weighted average fair value at date of grant for options granted during fiscal 2000, 1999 and 1998 was $5.25, $4.33 and $3.67 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                Fiscal year
                                                               ended June 30,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
   Expected life (years)......................................    4     4     4
   Risk free interest rate.................................... 6.10% 4.80% 5.53%
   Volatility.................................................   70%   68%   53%
   Dividend yield.............................................  -- %  -- %  -- %

   Had compensation expense for the Company's stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                            Fiscal year ended June 30,
                                       ---------------------------------------
                                           2000          1999         1998
                                       ------------  ------------  -----------
   Net income (loss):
     As reported...................... $(13,386,000) $(13,419,000) $   768,000
     Pro forma........................  (17,343,000)  (16,393,000)  (1,701,000)
   Net income (loss) per share:
     As reported
     Basic and diluted................ $      (0.43) $      (0.52) $      0.03
   Pro forma
     Basic and diluted................        (0.55)        (0.63)       (0.07)

Employee Stock Ownership Plan

   The ANADAC, Inc. Employee Stock Ownership Plan ("ESOP") enables eligible employees of ANADAC to share in the growth of the Company through the acquisition of the Company's common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the ESOP made by the Company. The Company's expense for the ESOP was $77,000 in fiscal 2000, $145,000 in fiscal 1999 and $188,000 in fiscal 1998. A total of 265,651 and 330,092 allocated shares of the Company's common stock were held by the ESOP at June 30, 2000 and 1999, respectively.

Employee Stock Purchase Plan

   On October 30, 1998, the Company adopted an employee stock purchase plan ("ESPP"), through which qualified employees of the Company may participate in stock ownership of the Company. At June 30, 2000 shares of common stock reserved for the ESPP totaled 431,669. The cost of each share purchased is 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) the six-monthly purchase date. Pursuant to the ESPP, 32,721 and 35,610 shares were issued at a weighted average price of $7.20 and $7.12 per share during fiscal 2000 and 1999, respectively.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

   In connection with the private placement of the Company's common stock in July 1999, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. A warrant to purchase 33,186 shares of common stock for $10.85 per share was also issued to the broker who arranged the private placement. Under the terms of the agreement, Identix agreed to register for resale the shares and warrants. In April, 2000, warrants to purchase 905,798 of the Company's common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000.

NOTE 7--RELATED PARTY TRANSACTIONS

   As of June 30, 1999, Ascom USA Inc. ("Ascom") beneficially owned 4,715,024 or approximately 16% of the Company's outstanding common stock ("the Voting Stock"). The Company was a party to a Voting Trust Agreement with Ascom (the "Agreement") whereby Ascom deposited all of its shares of the Company's common stock held by Ascom, into a voting trust. The trustee of the voting trust is on the Company's Board of Directors and had voting control of the Voting Stock. During fiscal 2000, Ascom sold all of its common stock of the Company in a private transaction and the Voting Trust Agreement was terminated.

   A member of the Board of Directors presently owns 38% of Integrated Manufacturing Solutions, Inc., ("IMS"), a manufacturer of integrated circuit boards, that provides manufacturing services to the Company. IMS billed the Company approximately $2,920,000, $2,798,000 and $2,437,000 in fiscal 2000,
1999 and 1998, respectively. Amounts outstanding to IMS at June 30, 2000 were approximately $200,000.

   The Company purchases certain complete biometric security products, research and development, engineering and administrative services from International Technology Concepts, Inc. Two officers and shareholders of the Company are directors, officers and principal shareholders of International Technology Concepts, Inc. International Technology Concepts, Inc. billed the Company approximately $3,080,000 in fiscal 2000 and $360,000 fiscal 1999. The Company did not purchase goods or services from IT Concepts prior to fiscal 1999. Amounts outstanding to IT Concepts at June 30, 2000 were approximately $5,000.

NOTE 8--INCOME TAXES

   The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes:

                                             Fiscal year ended June 30,
                                          -----------------------------------
                                             2000         1999        1998
                                          -----------  -----------  ---------
   Tax expense (benefit) at statutory
    rate................................. $(4,582,000) $(4,562,000) $ 261,000
   State taxes, net of federal benefit...    (542,000)    (782,000)    33,000
   Increase (release) of valuation
    allowance............................   3,818,000    5,014,000   (439,000)
   Goodwill amortization.................   1,304,000      281,000     79,000
   Other.................................      57,000       70,000    111,000
                                          -----------  -----------  ---------
                                          $    55,000  $    21,000  $  45,000
                                          ===========  ===========  =========

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Deferred tax assets (liabilities) comprise the following:

                                                           June 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
   Net operating loss and tax credit
    carryforwards................................. $ 14,134,000  $ 11,111,000
   Depreciation and amortization..................      229,000       392,000
   Inventory reserves and basis differences.......    1,142,000       767,000
   Compensation accruals..........................      329,000       284,000
   Accounts receivable and sales reserves.........      397,000       322,000
   Reorganization reserves........................          --        118,000
   Deferred revenues..............................      570,000           --
   Other..........................................       99,000       132,000
                                                   ------------  ------------
       Gross deferred tax assets..................   16,900,000    13,126,000
                                                   ------------  ------------
   Unbilled accounts receivable...................   (1,877,000)   (2,678,000)
   Other..........................................          --       (312,000)
                                                   ------------  ------------
       Gross deferred tax liabilities.............   (1,877,000)   (2,990,000)
                                                   ------------  ------------
   Net deferred tax asset before valuation
    allowance.....................................   15,023,000    10,136,000
   Valuation allowance............................  (15,023,000)  (10,136,000)
                                                   ------------  ------------
       Total net deferred tax asset............... $        --   $        --
                                                   ============  ============

   The deferred tax asset valuation allowance is attributed to U.S. Federal, State and foreign deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required. As of June 30, 2000, the Company has federal and state net operating loss carry forwards of approximately $37,050,000 and $18,432,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2020. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three- year period.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 9--REPORTABLE SEGMENT DATA

   The Company has determined that its reportable segments are those based on its method of internal reporting. The Company's reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company's reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. The accounting policies of the segments are the same as those described in Note 1 "The Company and its Significant Accounting Policies". Segment information is as follows:

                                           Fiscal year ended June 30,
                                      ---------------------------------------
                                          2000          1999         1998
                                      ------------  ------------  -----------
   Total revenues:
     Imaging......................... $ 22,313,000  $ 27,170,000  $27,729,000
     Security........................    8,612,000     7,058,000    6,991,000
     Government Services.............   45,463,000    50,265,000   49,737,000
     Fingerprinting Services.........          --            --     1,078,000
     Elimination of inter-segment
      revenues.......................   (3,693,000)   (2,731,000)  (6,161,000)
                                      ------------  ------------  -----------
                                      $ 72,695,000  $ 81,762,000  $79,374,000
                                      ============  ============  ===========
   Depreciation and amortization:
     Imaging......................... $  1,080,000  $    855,000  $ 1,019,000
     Security........................    3,773,000     1,150,000      124,000
     Government Services.............      918,000       922,000    1,073,000
                                      ------------  ------------  -----------
                                      $  5,771,000  $  2,927,000  $ 2,216,000
                                      ============  ============  ===========
   Interest and other income, net:
     Imaging......................... $    244,000  $    105,000  $   (78,000)
     Security........................      124,000        51,000       10,000
     Government Services.............      322,000       111,000       68,000
     Fingerprinting Services.........      225,000       116,000       66,000
                                      ------------  ------------  -----------
                                      $    915,000  $    383,000  $    66,000
                                      ============  ============  ===========
   Interest expense:
     Imaging......................... $     19,000  $    217,000  $    82,000
     Security........................       14,000       141,000       50,000
     Government Services.............      108,000        87,000      107,000
                                      ------------  ------------  -----------
                                      $    141,000  $    445,000  $   239,000
                                      ============  ============  ===========
   Net income (loss):
     Imaging......................... $ (1,496,000) $    801,000  $ 1,656,000
     Security........................  (13,286,000)  (16,036,000)  (2,747,000)
     Government Services.............    1,255,000     1,999,000    1,964,000
     Fingerprinting Services.........      141,000      (183,000)    (105,000)
                                      ------------  ------------  -----------
                                      $(13,386,000) $(13,419,000) $   768,000
                                      ============  ============  ===========

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Capital expenditures:
     Imaging............................... $ 1,376,000 $   797,000 $   246,000
     Security..............................     449,000     298,000     538,000
     Government Services...................     410,000     249,000     132,000
                                            ----------- ----------- -----------
                                            $ 2,235,000 $ 1,344,000 $   916,000
                                            =========== =========== ===========
                                                         June 30,
                                            -----------------------------------
                                               2000        1999        1998
                                            ----------- ----------- -----------
   Identifiable assets:
     Imaging............................... $31,042,000 $14,591,000 $18,991,000
     Security..............................  32,987,000  37,556,000   4,685,000
     Government Services...................  19,489,000  19,299,000  18,215,000
     Fingerprinting Services...............         --          --      121,000
                                            ----------- ----------- -----------
                                            $83,518,000 $71,446,000 $42,012,000
                                            =========== =========== ===========

NOTE 10--FOREIGN OPERATIONS DATA

   In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations.

                                                 Fiscal year ended June 30,
                                            ------------------------------------
                                                2000        1999        1998
                                            ------------ ----------- -----------
   Total revenues:
     North America.........................  $68,517,000 $77,679,000 $73,024,000
     International.........................    4,178,000   4,083,000   6,350,000
                                            ------------ ----------- -----------
                                            $ 72,695,000 $81,762,000 $79,374,000
                                            ============ =========== ===========

                                                          June 30,
                                            ------------------------------------
                                                2000        1999        1998
                                            ------------ ----------- -----------
   Identifiable assets:
     North America.........................  $81,043,000 $70,489,000 $40,025,000
     International.........................    2,475,000     957,000   1,987,000
                                            ------------ ----------- -----------
                                            $ 83,518,000 $71,446,000 $42,012,000
                                            ============ =========== ===========

   Intercompany transfers were at prices sufficient to recover a reasonable profit and were eliminated in the consolidated financial statements. Intercompany transfers from North America to the Company's Australian subsidiary ceased when the Australian operation was substantially liquidated in February 1998, and there were no intercompany transfers in fiscal 2000 or fiscal 1999, and $1,991,000 in fiscal 1998.

   As a result of the substantial liquidation of the Company's Australian subsidiary in the quarter ended March 31, 1998, assets of the foreign operations were transferred to the United States.

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


NOTE 11--COMPREHENSIVE INCOME (LOSS)

                                               Fiscal year ended June 30,
                                           ------------------------------------
                                               2000          1999        1998
                                           ------------  ------------  --------
   Net income (loss)...................... $(13,386,000) $(13,419,000) $769,000
   Accumulated translation, net of tax....          --            --        --
                                           ------------  ------------  --------
   Comprehensive income (loss)............ $(13,386,000) $(13,419,000) $769,000
                                           ============  ============  ========

NOTE 12--COMMITMENTS AND CONTINGENCIES

   The Company currently occupies its headquarters, Imaging and Security Divisions facility under a lease which expires in April 2001 and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. Further, the Company leases office space for its sales force under operating leases which expire at various dates through 2003. The Company leases office space for its Government services business under operating leases expiring at various dates through 2006. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

   Future minimum lease payments for operating leases are as follows:

      Fiscal year ending June 30,
      2001........................................................... $2,458,000
      2002...........................................................  1,308,000
      2003...........................................................  1,152,000
      2004...........................................................  1,107,000
      2005...........................................................  1,107,000
      Thereafter.....................................................    277,000
                                                                      ----------
        Total........................................................ $7,409,000
                                                                      ==========

   Total rental expense under operating leases was $1,654,000, $1,966,000 and $1,882,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

   As of June 30, 2000, the Company was not aware of any significant loss contingency.

NOTE 13--RECENT ACCOUNTING PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("Fin No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of implementing FIN No. 44 on the Company's financial statements is not anticipated to be material.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended,

                              IDENTIX INCORPORATED

                            Year Ended June 30, 2000

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

is effective for the company in the fourth quarter of fiscal 2001. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management and was unknown at June 30, 2000.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The impact of the implementing SFAS 133 on the Company's financial statements is not anticipated to be material, as the Company does not currently purchase derivative securities.

NOTE 14--SUBSEQUENT EVENT

   In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Preferred Stock for $3,750,000. The price per share was $15.9875, which was the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. In addition, the Company issued to Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is exercisable until July 7, 2005. The sale of the Series A Preferred Stock and warrant was exempt from registration under applicable securities laws because such shares and warrant were sold in a private placement to Motorola who is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. The shares of Series A Preferred Stock are convertible into, and the warrant is exercisable for, shares of the Company's common stock at the option of the holder of such shares and warrant. The proceeds from the sale will be used solely for the research, design, development, marketing and manufacturing of product and service solutions designed by the Company's itrust division.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 2000 Annual Meeting of the Stockholders (the "Proxy Statement").

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

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the information set forth under the caption "Certain Transactions" and "Employment Agreements" in the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 Financial Statements.

The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

(a) 2 Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts and Reserves

(a ) 3 Exhibits.

 Exhibit
 Number                                 Description
 -------                                -----------
  3.1(11)  Certificate of Incorporation
  3.2(11)  Bylaws
  4.1(16)  Registration Rights Agreement dated June 30, 1999
  4.2(16)  Form of Series 1 Warrant
  4.3      Securities Purchase Agreement between Identix and Motorola, Inc, dated July 2000
  4.4      Certificate of Designation of Series A Preferred Stock of Identix
  4.5      Information and Registration Rights Agreement between Identix and
           Motorola, Inc. dated July 7, 2000
  4.6      Warrant to Purchase 187,647 Shares of Identix Common Stock, dated
           July 6, 2000
 10.1(3)   Lease Agreement dated June 15, 1988, between Identix and Santa Clara
           Property Associates as amended, August 18, 1993, June 7, 1994,
           September 13, 1994 and February 9, 1996
 10.2(1)   Identix's 1983 Incentive Stock Option Plan and forms of Incentive
           Stock Option Agreement and Non-Statutory Stock Option Agreement
 10.3(2)   Identix's 1992 Employee Stock Option Plan and forms of Incentive
           Stock Option Agreement and Nonqualified Stock Option Agreement
 10.4(2)   Loan and Security Agreement dated January 9, 1991 between ANADAC and
           Crestar Bank, as amended August 5, 1992 and October 23, 1992
 10.5(2)   ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock
           Option Agreement and Non-statutory Stock Option Agreement
 10.6(4)   Office Building Lease dated May 18, 1995, between ANADAC and Charles
           Smith Management, Inc.
 10.7(5)   Office Building Lease dated April 1, 1995 between ANADAC and U.S.
           AIR, Inc.
 10.8(5)   Office Building Lease dated July 27, 1995 between ANADAC and Third
           Gould Limited Liability Company
 10.9(14)  Identix's 1995 Equity Incentive Plan
 10.10(14) Identix's 1995 Non-employee Directors Stock Option Plan
 10.11(6)  AEGIS Combat Ship Building Contract Program
 10.12(7)  The Fourth Amendment dated February 9, 1996 to Lease Agreement dated
           June 15, 1988 for the Company's corporate offices and manufacturing facility
 10.13(8)  December 1996 Amendment to Loan and Security Agreement between
           ANADAC and Crestar Bank dated December 2, 1996
 10.14(9)  Amended and Restated Revolving Note Agreement between ANADAC and
           Crestar Bank dated December 2, 1996
 10.15(10) February 1999 Amendment to Security and Loan Agreement between
           ANADAC and Crestar Bank dated February 4, 1999
 10.16(18) Second Amendment to Amended and Restated Loan Agreement Between
           Identix and Imperial Bank dated May 13, 1999

 Exhibit
 Number                                 Description
 -------                                -----------
 10.17(14) Employee Stock Purchase Plan
 10.18(14) Foreign Subsidiary Employee Stock Purchase Plan
 10.19(15) IDT Holdings, Inc. 1998 Stock Option/Stock Issuance Plan
 10.20(15) Identicator Corporation 1995 Stock Option Plan
 10.21(12) Separation Agreement between Identix and Randall C. Fowler
 10.22(13) Compensation Continuation Agreement between Identix and James P.
           Scullion
 10.23     Second Amendment to Second Amended and Restated Loan Agreement
           between Identix and Imperial Bank dated April 21, 2000
 10.24     Employment Agreement between Identix and Oscar Pieper dated April
           26, 1999
 10.25     Employment Agreement between Identix and Grant Evans dated April 26,
           1999
 10.26     Employment Agreement between Identix and Yury Khidekel dated April
           26, 1999
 10.27     Employment Agreement between Identix and Yuri Shapiro dated April
           26, 1999
 10.28     Consulting Agreement between Identix and John Major dated June 7,
           2000
 10.29     Development, Support and Indemnification Agreement between Identix and International Technology Concepts, Inc.
 10.30     Development Agreement between Identix and International Technology
           Concepts, Inc. dated January 14, 2000
 10.31     Form of Indemnification Agreement between Identix and certain of its officers
 10.32(17) Identix's New Employee Stock Incentive Plan
 21.1      Subsidiaries of Identix
 23.1      Consent of Independent Accountants
 24.1      Power of Attorney
 27.1      Financial Data Schedule

--------
 (1) Incorporated by reference to Identix's registration statement no. 29-
     95551.
 (2) Incorporated by reference to Identix's registration statement no. 33-
     55074.
 (3) Incorporated by reference to the June 30, 1989 Form 10-K.
 (4) Incorporated by reference to the March 31, 1995 Form 10-Q.
 (5) Incorporated by reference to the June 30, 1995 Form 10-K.
 (6) Incorporated by reference to the September 30, 1995 Form 10-Q.
 (7) Incorporated by reference to the September 30, 1996 Form 10-Q.
 (8) Incorporated by reference to the December 31, 1996 Form 10-Q.
 (9) Incorporated by reference to the December 31, 1996 restated Form 10-Q.
(10) Incorporated by reference to the December 31, 1998 Form 10-Q.
(11) Incorporated by reference to the December 16, 1998 Form 8-K.
(12) Incorporated by reference to the December 31, 1999 Form 10-Q.
(13) Incorporated by reference to the March 31, 2000 Form 10-Q.
(14) Incorporated by reference to the registration statement on Form S-8, (no. 333-69141), filed December 17, 1998.
(15) Incorporated by reference to the registration statement on Form S-8, (no. 333-77803), filed May 5, 1999.
(16) Incorporated by reference to the registration statement on Form S-3, (no. 333-82239), filed July 2, 1999.
(17) Incorporated by reference to the registration statement on Form S-8, (no. 333-39736), filed June 20, 2000.
(18) Incorporated by reference to the June 30, 1999 Form 10-K.

(b) Reports on Form 8-K:

   During the three months ended June 30, 2000, no reports were filed on Form
8-K.

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           Balance
                              at     Charged to Charged             Balance at
                          Beginning  Costs and  to Other              End of
Description               of Period   Expenses  Accounts Deductions   Period
-----------               ---------- ---------- -------- ---------- ----------
Allowance for Doubtful
 Accounts:
Year ended June 30,
 1998.................... $  625,000 $  862,000      --  $  621,000 $  866,000
Year ended June 30,
 1999.................... $  866,000 $  584,000 $125,000 $  766,000 $  809,000
Year ended June 30,
 2000.................... $  809,000 $  469,000      --  $  212,000 $1,066,000

Inventory Reserve:
Year ended June 30,
 1998.................... $  563,000 $  338,000      --  $   35,000 $  866,000
Year ended June 30,
 1999.................... $  866,000 $1,251,000 $530,000 $  731,000 $1,916,000
Year ended June 30,
 2000.................... $1,916,000 $1,096,000      --  $1,238,000 $1,774,000

   The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During fiscal 2000, the Company provided for $584,000 to write-down to market certain Security products. The large increase in the expense to the reserve in fiscal 1999 as compared to the previous year was due to the rationization of product lines following the acquisition of Identicator Technology.

   On April 26, 1999, the Company acquired Identicator Technology. Its inventory reserve and allowance for doubtful debts balances as of that date are shown above as "Charged to Other Accounts".

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on the 22nd day of September 2000.

                                          Identix Incorporated

                                                   /s/ James P. Scullion
                                          By: _________________________________
                                                     James P. Scullion
                                             Interim Chief Executive Officer,
                                                      President, and
                                                  Chief Financial Officer