Form 10-Q
period 2000-09-30
IDENTIX INC
filed 2000-11-14
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)
   X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----
      Exchange Act of 1934.

For the quarterly period ended September 30, 2000 or

______Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------

                              IDENTIX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                        94-2842496
----------------------------------             ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation of organization)

510 N. Pastoria Avenue, Sunnyvale, California                94085
-----------------------------------------------            ----------
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

                       33,344,673 shares of Common Stock
                            as of October 31, 2000

                             IDENTIX INCORPORATED

                                     INDEX

PART I         FINANCIAL INFORMATION

  Item 1       Unaudited Financial Statements

               Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000.......................................................             3

               Consolidated Statements of Operations -
               Three months ended September 30, 2000 and 1999.............................................             4

               Consolidated Statements of Cash Flows -
               Three months ended September 30, 2000 and 1999.............................................             5

               Notes to Consolidated Financial Statements.................................................             6

  Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................             9

  Item 3       Quantitative and Qualitative Disclosures about Market Risk.................................            18

PART II        OTHER INFORMATION

  Item 1       Legal Proceedings..........................................................................            19

  Item 2       Changes in Securities......................................................................            19

  Item 6       Exhibits...................................................................................            19

  Signature...............................................................................................            20

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                     September 30,           June 30,
                                                                     ----------------------------------
                                                                          2000                 2000
                                                                     ------------          ------------
                                                                     (Unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents...................................      $ 13,085,000          $ 15,620,000
   Restricted cash.............................................         3,154,000                     -
   Accounts receivable, less allowance for doubtful accounts
     of $1,076,000 and $1,066,000..............................        32,659,000            28,352,000
   Inventories.................................................         4,535,000             5,180,000
   Prepaid expenses and other assets...........................         1,880,000             1,188,000
                                                                     ------------          ------------
       Total current assets....................................        55,313,000            50,340,000
Property and equipment, net....................................         2,569,000             2,632,000
Intangibles and other assets...................................        30,047,000            30,546,000
                                                                     ------------          ------------
               Total assets....................................      $ 87,929,000          $ 83,518,000
                                                                     ============          ============

        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
               STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable...............................................      $  1,830,000          $    430,000
   Accounts payable............................................         9,878,000             8,570,000
   Accrued compensation........................................         2,629,000             2,894,000
   Other accrued liabilities...................................         1,390,000             1,700,000
   Deferred revenue............................................         3,340,000             2,561,000
                                                                     ------------          ------------
       Total current liabilities...............................        19,067,000            16,155,000
                                                                     ------------          ------------
Other liabilities..............................................            56,000                90,000
                                                                     ------------          ------------
       Total liabilities.......................................        19,123,000            16,245,000

Redeemable convertible preferred stock, $0.01 par value;
   2,000,000 shares authorized; 234,558 shares issued
   and outstanding.............................................         3,702,000                     -
                                                                     ------------          ------------
Shareholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized;
     33,337,929 and 33,026,964 shares issued and outstanding...           333,000               330,000
   Additional paid-in capital..................................       125,901,000           123,365,000
   Accumulated deficit.........................................       (60,949,000)          (56,241,000)
   Accumulated other comprehensive loss........................          (181,000)             (181,000)
                                                                     ------------          ------------
       Total shareholders' equity..............................        65,104,000            67,273,000
                                                                     ------------          ------------
               Total liabilities, redeemable convertible
                 preferred stock and shareholders' equity......      $ 87,929,000          $ 83,518,000
                                                                     ============          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three months ended
                                                                           September 30,
                                                                 ---------------------------------
                                                                       2000              1999
                                                                 ---------------   ---------------
                                                                   (Unaudited)       (Unaudited)
Revenues:
   Product revenues...........................................   $  9,170,000      $  7,038,000
   Services revenues..........................................     12,197,000        10,429,000
                                                                 ---------------   ---------------
       Total revenues.........................................     21,367,000        17,467,000
                                                                 ---------------   ---------------
Cost and expenses:
   Cost of product revenues...................................      5,323,000         4,092,000
   Cost of services revenues..................................     11,057,000         9,010,000
   Research, development and engineering......................      2,164,000         2,207,000
   Marketing and selling......................................      3,207,000         2,103,000
   General and administrative.................................      2,667,000         2,794,000
   Amortization of acquired intangible assets.................        832,000           885,000
   Preferred stock and warrant expense........................      1,259,000                 -
                                                                 ---------------   ---------------
       Total costs and expenses...............................     26,509,000        21,091,000
                                                                 ---------------   ---------------
Loss from operations..........................................     (5,142,000)       (3,624,000)
Interest and other income (expense), net......................        399,000           181,000
Interest expense..............................................        (22,000)          (47,000)
                                                                 ---------------   ---------------
Loss before taxes and equity interest in joint venture........     (4,765,000)       (3,490,000)
Provision for income taxes....................................        (17,000)                -
                                                                 ---------------   ---------------
Loss before equity interest in joint venture..................     (4,782,000)       (3,490,000)
Equity interest in joint venture..............................         71,000            18,000
                                                                 ---------------   ---------------
Net loss......................................................   $ (4,711,000)     $ (3,472,000)
                                                                 ===============   ===============

Net loss per share:
   Basic and Diluted..........................................   $      (0.14)     $      (0.11)
                                                                 ===============   ===============

Weighted average common shares used in basic
and diluted net loss per share computation....................     33,208,000        30,644,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASHFLOW

                                                                   Three months ended
                                                                      September 30,
                                                             -----------------------------
                                                                 2000              1999
                                                             -----------       -----------
                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Net loss................................................   $(4,711,000)     $(3,472,000)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Depreciation........................................       428,000          465,000
       Gain on disposal of property and equipment..........        (1,000)               -
       Amortization of intangibles.........................       944,000        1,090,000
       Amortization of deferred revenue....................    (1,445,000)        (801,000)
       Interest in joint venture...........................       (71,000)         (18,000)
       Increase in inventory reserve.......................         6,000          475,000
       Write-off of capitalized software...................             -          154,000
       Allowance for doubtful accounts.....................       125,000           75,000
       Preferred stock and warrant expense.................     1,259,000                -
   Changes in assets and liabilities
       Restricted cash.....................................    (3,154,000)               -
       Accounts receivable.................................    (4,432,000)        (886,000)
       Inventories.........................................       639,000         (634,000)
       Prepaid expenses and other assets...................      (692,000)         (16,000)
       Accounts payable....................................     1,308,000         (820,000)
       Accrued compensation................................      (265,000)         264,000
       Other accrued liabilities...........................      (272,000)        (372,000)
       Deferred revenue....................................     2,224,000          731,000
                                                             ------------      -----------
   Net cash used for operating activities..................    (8,110,000)      (3,765,000)
                                                             ------------      -----------
Cash flows from investing activities:
   Capital expenditures....................................      (362,000)        (519,000)
   Additions and deletions to intangibles and other
      assets...............................................      (445,000)          23,000
                                                             ------------      -----------
   Net cash used for investing activities..................      (807,000)        (496,000)
                                                             ------------      -----------
Cash flows from financing activities:
   Borrowings under bank lines of credit...................     1,756,000          431,000
   Payments under bank lines of credit.....................      (356,000)      (3,908,000)
   Principal payments on short-term note...................             -         (200,000)
   Proceeds from sales of common and preferred stock.......     4,982,000       14,243,000
                                                             ------------      -----------
   Net cash provided by financing activities...............     6,382,000       10,566,000
                                                             ------------      -----------
Net increase in cash and cash equivalents..................    (2,535,000)       6,305,000
Cash and cash equivalents at period beginning..............    15,620,000        3,013,000
                                                             ------------      -----------
Cash and cash equivalents at period end....................   $13,085,000      $ 9,318,000
                                                             ============      ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest................   $    22,000      $    47,000
   Cash paid during the period for income taxes............   $         -      $         -

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2001.

     Certain fiscal 1999 amounts have been reclassified to conform to the current year's presentation.

2.   Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

                                                   September 30,   June 30,
                                                 ---------------------------
                                                    2000             2000
                                                 ----------       ----------
                                                (Unaudited)
     Purchased parts and materials..........     $2,188,000       $2,141,000
     Work-in-process........................      1,205,000          860,000
     Finished goods, including spares.......      1,142,000        2,179,000
                                                 ----------       ----------
                                                 $4,535,000       $5,180,000
                                                 ==========       ==========

     The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the three months ended September 30, 2000, the Company physically disposed of $74,000 of inventory, which had been provided for at June 30, 2000.

3.   Sale of Series A Redeemable Convertible Preferred Stock and Warrant

     In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In accordance with the Securities Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws, however, Motorola has demand registration rights which are effective beginning on January 7, 2001.

     The Series A Preferred Stock is convertible into shares of the Company's common stock on a one-to-one basis, subject to adjustment for anti-dilution. The Series A Preferred Stock is redeemable upon a change in control or sale of all or substantially all of the assets of the Company at a redemption price equal to all accrued or declared but unpaid dividends of the Series A Preferred Stock, plus the greater (as adjusted for any stock dividends, combinations, or splits with respect to such shares) of (x) the then current market price of each such share (i.e. the average closing price of the common stock during the ten trading days immediately prior to the change of control) or (y) $15.99 per share.

     In connection with the issuance of the Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant to be $1,908,370 using the Black-Scholes option pricing model and the following assumptions: fair value of common stock of $15.99 per share, a contractual life of five years, an annual risk free interest rate of 6%, volatility of 73.9%, and no future dividends.

     Based on the net cash proceeds received from the sale of Series A Preferred Stock of $3,702,000, the relative fair values of the Series A Preferred Stock and the Warrant totaled $2,443,000 and $1,259,000, respectively. The net cash proceeds allocated to the warrant of $1,259,000 were credited to additional paid-in capital within shareholders' equity. The issuance of the Series A Preferred Stock and Warrant also resulted in a beneficial conversion feature which was recorded in the consolidated statement of operations. Such amount was included in operating costs and expenses in light of the relationship with Motorola contemplated in the Master OEM Agreement and certain other agreements.

     The proceeds from the sale of the Series A Preferred Stock will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.

4.   Earnings Per Share

     Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares outstanding during the period, including stock options and warrants, using the treasury stock method.


     Following is the calculation of basic and diluted loss per share for the periods presented:

                                                           Three months ended
                                                              September 30,
                                                       ---------------------------
                                                            2000          1999
                                                       ------------   ------------
                                                        (Unaudited)    (Unaudited)
     Net loss:                                         $(4,711,000)   $(3,472,000)
                                                       ------------   ------------
     Shares used in computing net loss per share:
                                                       ------------   ------------
       Basic and diluted..........................      33,208,000     30,644,000
                                                       ------------   ------------
     Net loss per share:
       Basic and diluted..........................     $     (0.14)   $     (0.11)
                                                       ============   ============

     Options and warrants outstanding during the three months ended September 30, 2000, were not included in the computation of net loss per share as their effect was anti-dilutive.

5.   Comprehensive Income

     Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

6.   Reportable Segment Data

     The Company has determined that its reportable segments are those based on its method of internal reporting. The Company's reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company's reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. Segment information is as follows:

                                                   Three months ended
                                                       September 30,
                                              --------------------------
                                                   2000          1999
                                              ------------   -----------
                                               (Unaudited)   (Unaudited)
Total revenues:
   Imaging................................    $ 7,637,000    $ 5,450,000
   Security...............................      1,533,000      1,588,000
   Government Services....................     13,151,000     11,547,000
   Elimination of inter-segment revenues..       (954,000)    (1,118,000)
                                              -----------    -----------
                                              $21,367,000    $17,467,000
                                              ===========    ===========
Depreciation and amortization:
   Imaging................................    $   247,000    $   402,000
   Security...............................        926,000        995,000
   Government Services....................        199,000        158,000
                                              -----------    -----------
                                              $ 1,372,000    $ 1,555,000
                                              ===========    ===========
Interest and other income, net:
   Imaging................................    $    87,000    $    86,000
   Security...............................        175,000         (6,000)
   Government Services....................         69,000         37,000
   Fingerprinting Services................         68,000         64,000

                                              -----------    -----------

                                              $   399,000    $   181,000
                                              ===========    ===========
Interest expense:
   Imaging................................    $       -      $    10,000
   Security...............................              -         14,000
   Government Services....................         22,000         23,000
                                              -----------    -----------
                                              $    22,000    $    47,000
                                              ===========    ===========

Net income (loss):
   Imaging................................    $   574,000    $  (539,000)
   Security...............................     (5,827,000)    (3,335,000)
   Government Services....................        402,000        320,000
   Fingerprinting Services................        140,000         82,000
                                              -----------    -----------
                                              $(4,711,000)   $(3,472,000)
                                              ===========    ===========

Capital expenditures:
   Imaging................................    $   151,000    $   353,000
   Security...............................         57,000         56,000
   Government Services....................        154,000        110,000
                                              -----------    -----------
                                              $   362,000    $   519,000
                                              ===========    ===========

                                              September 30,     June 30,
                                              --------------------------
                                                  2000           2000
                                              -----------     ----------
                                              (Unaudited)
Identifiable assets:
   Imaging................................    $33,294,000    $31,042,000
   Security...............................     32,777,000     32,987,000
   Government Services....................     21,858,000     19,489,000
                                              -----------    -----------
                                              $87,929,000    $83,518,000
                                              ===========    ===========

7.   Foreign Operations Data

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations.

                                                    Three months ended
                                                       September 30,
                                              ------------------------------
                                                 2000               1999
                                              -----------       ------------
                                               (Unaudited)       (Unaudited)
Total revenues:
   North America..........................    $20,362,000        $16,698,000
   International..........................      1,005,000            769,000
                                              -----------        -----------
                                              $21,367,000        $17,467,000
                                              ===========        ===========

                                              September 30,       June 30,
                                              ------------------------------
                                                   2000              2000
                                              -----------        -----------
                                              (Unaudited)
Identifiable assets:
   North America.........................     $86,081,000        $81,043,000
   International.........................       1,848,000          2,475,000
                                              -----------        -----------
                                              $87,929,000        $83,518,000
                                              ===========        ===========

8.   Recent Accounting Pronouncements

     On July 1, 2000, the Company adopted the Financial Accounting Standards Board Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. "SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as amended is effective for the Company in the fourth quarter of fiscal 2001. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management and was unknown at September 30, 2000.

9.   Subsequent Event

     The Company has continued the restructuring of its operations in Australia that was commenced in February 1998 with the substantial liquidation of its Australian subsidiary. In November 2000, the office has been closed and the current staff of three will be retrenched. The Company's products will be sold through certain distributors and Identix direct sales staff. Identix Australia Pty Limited will be liquidated in due course and the Company will realize a cumulative translation loss of $181,000. We do not expect any significant closure costs.

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

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive biometric technology based solutions for security, fraud prevention, law enforcement and other applications. Identix's products and services are classified into three groups:
(i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications; and (iii) information technology, engineering and management consulting services primarily to government agencies ("Government Services"). The Company's solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites. Identix's technologies and know-how enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Government Services through ANADAC, Inc. ("ANADAC"), a wholly owned subsidiary of the Company.

     On September 30, 1997, the Company entered into a joint venture agreement with Sylvan Learning Systems, Inc. for the purpose of providing fingerprinting services. Since October 1, 1997, fingerprinting services have been provided through the joint venture, Sylvan/Identix Fingerprinting Centers, LLC ("SIFC").

     In July 2000, the Company formed itrust, a new division within Identix, in conjunction with an investment of $3,750,000 by its initial partner, Motorola Incorporated. The itrust division is to offer security and content management solutions for the wireless web, internet and intranet markets.


RESULTS OF OPERATIONS

Revenues
--------

     Revenues for the three months ended September 30, 2000 were $21,367,000 compared to $17,467,000 for the same period in the prior fiscal year. The increase in revenues of 22% for the three months was due to increases in both product and service revenues. In the three months ended September 30, 2000 and 1999, the Company had one customer being the U.S. Department of Defense, which accounted for 47% and 39% respectively of total revenue.

     Product revenues were $9,170,000 for the three months ended September 30, 2000, compared to $7,038,000 for the same period in the prior fiscal year. For the three months ended September 30, 2000, the increase in product revenues of 30% was due to an increase in Imaging solutions revenues; primarily from live-scan system shipments and live-scan customer service programs.

     International sales accounted for $1,005,000 or 11% of the Company's product revenues for the three months ended September 30, 2000 compared to $769,000 or 11% for the same period in the prior fiscal year. The increase in international sales for the three months was due to greater sales of the Security Division's products in Europe. The Company expects international sales to continue to represent a significant portion of product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $12,197,000 for the three months ended September 30, 2000 compared to $10,429,000 for the same period in the prior fiscal year. The increase in services revenues of 17% for the three months ended September 30, 2000 was primarily related to $1,878,000 in revenues recognized for equipment shipments under a recently awarded contract with the NAVSEA Chief Information Office. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three months ended September 30, 2000, revenues directly from the DOD and from other U. S. government agencies accounted for 90% of the Company's total services revenues compared to 92% for the same period in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three months ended September 30, 2000 and 1999, the Company derived 92% and 82% respectively, of its services revenues from FFP and T&M contracts, respectively. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 8% and 18% of its services revenues for the three months ended September 30, 2000 and 1999. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has not yet been audited by the Defense Contract Audit Agency for the period from July 1, 1997 to September 30, 2000.

     Gross margin on product revenues was 42% for the three months ended September 30, 2000 and September 30, 1999. During the three months ended September 30, 1999, a charge was made against cost of product revenues of $439,000 for a write down in inventory of certain physical access security products due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 9% for the three months ended September 30, 2000 as compared to 14% for the same period in the prior fiscal year. The decrease in gross margin for the three months was primarily due to lower margin equipment sales under certain service and equipment supply contracts.

Research, Development and Engineering
-------------------------------------

     Research, development and engineering expenses were $2,164,000 or 24% of product revenues for the three months ended September 30, 2000 compared to $2,207,000 or 31% of product revenues for the same period in the prior fiscal year. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

Marketing and Selling
---------------------

     Marketing and selling expenses were $3,207,000 or 15% of total revenues for the three months ended September 30, 2000 compared to $2,103,000 or 12% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses was primarily due to increased staffing and promotional costs for Imaging and Security products.

General and Administrative
--------------------------

     General and administrative expenses were $2,667,000 or 12% of total revenues for the three months ended September 30, 2000 compared to $2,794,000 or 16% of total revenues for the same period in the prior fiscal year.

Preferred Stock and Warrant Expense
-----------------------------------

     In connection with the private sale of shares of Series A redeemable convertible Preferred Stock and Warrant in July 2000 to Motorola, Inc., (see
Note 3), the Company recognized a one-time preferred stock warrant expense of $1,259,000 representing the relative fair value of the warrant. The value of the warrant was calculated using the Black-Scholes option pricing model.

Interest and Other Income (Expense), net
----------------------------------------

     For the three months ended September 30, 2000, interest and other income (expense), net was $399,000 compared to $181,000 for the same period in the prior fiscal year. The increase in interest and other income (expense), net was primarily due to an increase in interest income generated from investing the proceeds from the sale of both common and preferred stock.

Interest Expense
----------------

  Interest expense was $22,000 for the three months ended September 30, 2000 compared to $47,000 for the same period in the prior fiscal year. The decrease was due to lower borrowings under the ANADAC Line of Credit during the three months ended September 30, 2000 compared to the same period in the prior fiscal year. The Identix Line of Credit was repaid in full on July 2, 1999 and there have been no borrowings under this line of credit since July 2, 1999. The weighted average interest rate paid on borrowings under the ANADAC Line of Credit during the three months ended September 30, 2000 was 9.5%.

Income Taxes
------------

     The Company recorded an income tax provision of $17,000 for the three months ended September 30, 2000 which consisted of certain state franchise taxes. There were no taxes provided for in the same period in the prior fiscal year.


Equity Interest in Joint Venture
--------------------------------

     The equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three months ended September 30, 2000, our equity interest in joint venture was $71,000 compared to $18,000 for the same period in the prior fiscal year. The increase in the equity interest was due to an increase in net income of SIFC.

Liquidity and Capital Resources
-------------------------------

     The Company financed its operations during the three months ended September 30, 2000 primarily from the proceeds of the sale of common and preferred stock and borrowings under the ANADAC Line of Credit. As of September 30, 2000, the Company's principal sources of liquidity consisted of $36,246,000 of working capital including $13,085,000 in cash and cash equivalents, $3,154,000 of restricted cash, and $11,386,000 available for future borrowings under bank lines of credit. Restricted cash of $3,154,000 is to be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.

     The Identix Line of Credit is a $7,500,000 bank line of credit collateralized by the property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (10% at September 30, 2000). The line of credit expires on April 21, 2001. At September 30, 2000, there was no amount outstanding and $7,500,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit collateralized by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (9.5% at September 30, 2000). The line of credit expires on March 30, 2001. At September 30, 2000, $1,830,000 was outstanding and $3,886,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants.

     The Company used cash for operating activities of $8,110,000 during the three months ended September 30, 2000 as compared to $3,765,000 for the same period in the prior fiscal year. The primary use of cash for the three months ended September 30, 2000 was due to (i) the net loss of $4,711,000 which includes a one-time charge for preferred stock and warrant expense of $1,259,000, amortization of $944,000 and depreciation of $428,000, and (ii) an increase in accounts receivable of

$4,432,000 and restricted cash of $3,154,000, partially offset by an increase in accounts payable of $1,308,000 and a decrease in inventories of $639,000. The primary use of cash during the three months ended September 30, 1999 was due to
(i) the net loss of $3,472,000 which includes amortization of $1,090,000, depreciation of $465,000 and an increase in the inventory reserve of $475,000,
(ii) a decrease in accounts payable of $820,000, (iii) an increase in inventory of $634,000 and (iv) an increase in accounts receivable of $886,000.

     The Company used cash of $807,000 for investing activities during the three months ended September 30, 2000 consisting of purchases of property and equipment of $362,000 and additions to intangible assets of $445,000. During the three months ended September 30, 1999, the Company used cash of $496,000 for investing activities primarily for the purchase of property and equipment of $519,000.

     The Company generated cash of $6,382,000 from financing activities during the three months ended September 30, 2000 as compared to $10,566,000 for the same period in the prior fiscal year. Financing activities for the three months ended September 30, 2000 consisted of proceeds from the sale of preferred stock and a warrant of $3,702,000, net of issuance costs, the sale of common stock of $1,280,000 and net borrowings of $1,400,000 under the ANADAC line of credit. Financing activities during the three months ended September 30, 1999, consisted of proceeds from the sales of common stock and warrants of $14,243,000, net of issuance costs, partially offset by net repayments of $3,477,000 against the Company's lines of credit.

     The Company did not have any material capital expenditure commitments as of September 30, 2000.

     The Company believes that cash flow from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001. However, the Company may raise additional equity or debt financing beyond the amounts currently forecast to meet its working capital or capital equipment needs and are looking to bring in additional equity investment partners into trust. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing will be favorable to the Company.

Recent Accounting Pronouncements
--------------------------------

     On July 1, 2000, the Company adopted the Financial Accounting Standards Board Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities and measurement of those instruments at fair value. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. "SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as amended is effective for the Company in the fourth quarter of fiscal 2001. The impact of implementing SAB 101 on the Company's financial statements is still being assessed by management and was unknown at September 30, 2000.


RISK FACTORS

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth in the annual report on Form 10-K.

Our product revenues are derived from the sale of biometric products and
------------------------------------------------------------------------
services and our business will not grow unless the market for biometric
-----------------------------------------------------------------------
solutions expands both domestically and internationally.
--------------------------------------------------------

     Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including:

 .    the cost, performance and reliability of our products and services and the products and services of competitors
 .    customers' perception of the perceived benefit of biometric solutions public perceptions of the intrusiveness of these solutions and the manner in which firms are using the fingerprint information collected
 .    public perceptions regarding the confidentiality of private information
 .    customers' satisfaction with our products and services
 .    marketing efforts and publicity regarding these products and services

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

We face intense competition from other biometric solution providers as well as
------------------------------------------------------------------------------
identification and security systems providers.
---------------------------------------------

     A significant number of established and startup companies are developing and marketing software and hardware for fingerprint biometric security applications that do or will compete directly with our Security products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market: certain of these competitors may prove to be primary long-term competitors.

     Our Imaging products face intense competition from a number of competitors who are actively engaged in developing and marketing livescan products, including Digital Biometrics, Inc., Heimann Biometric Systems GmbH and Printrak International Inc.

     We expect competition to increase and intensify in the near term in both the Security and Imaging markets. Companies competing with the Company may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.


Future growth depends in part on the success of itrust, a new division with no
------------------------------------------------------------------------------
operating history; anticipation of future losses.
-------------------------------------------------

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

In our services business, we face substantial competition from professional
---------------------------------------------------------------------------
service providers of all sizes in the government marketplace.
-------------------------------------------------------------

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

Our financial and operating results often vary significantly from quarter to
----------------------------------------------------------------------------
quarter and may be negatively affected by a number
--------------------------------------------------
of factors.
----------

     The following are some other reasons why our financial and operating results may fluctuate from quarter to quarter:

     . optical reduced demand for products and services caused by a competitor's price reductions or introduction of new competitors or enhanced products or services.
     . reduced pricing and/or increased spending in response to competition or new market opportunities
     .    changes in the mix of products and services we or our distributors sell
     .    cancellation, delays or contract amendments by government agency customers
     .    the lack of availability of government funds
     .    litigation costs
     .    expenses related to acquisitions
     .    other one-time financial charges
     .    the lack of availability or increase in cost of key components
     .    economic downturns domestically or internationally
     . the inability to successfully manufacture in volume certain of the Company's product that may contain complex designs and components.

Additionally, certain of our Imaging products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If after expending significant funds and effort we fail to receive an order, a negative impact on our financial results and stock price could result.

     It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

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

We derive a majority of our services revenue from government contracts, which
-----------------------------------------------------------------------------
are often non-standard, involve competitive bidding and may be subject to
-------------------------------------------------------------------------
cancellation without penalty.
-----------------------------

     Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the contracts for which our products are bid or, if awarded, that substantial delays or cancellations of purchases may follow as a result of protests initiated by losing bidders. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities.

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


We rely on marketing and distribution partners to distribute our products and
-----------------------------------------------------------------------------
may be adversely affected if those parties do not actively promote our products
-------------------------------------------------------------------------------
or pursue installations that use our equipment.
-----------------------------------------------

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

We rely heavily on products and services provided by International Technology
-----------------------------------------------------------------------------
Concepts, Inc. ("IT Concepts")
------------------------------

  Both our Imaging and Security Divisions purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. It is anticipated that itrust may also work with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise we would be required to find alternative suppliers for products and services or hire additional engineering personnel to provide the services. This could require the company to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

The success of our strategic plan to pursue sales in and source certain
-----------------------------------------------------------------------
research, development and engineering services from international markets may be
--------------------------------------------------------------------------------
limited by risks related to socio-economic and political conditions in such
---------------------------------------------------------------------------
markets.
--------

     For the fiscal year ended June 30, 2000, we derived approximately 14% of our product revenues from international sales. We currently have a local presence in Australia, Singapore, Brazil, Britain and Switzerland. We rely on products and services provided by I.T. Concepts which in turn relies on research development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

     Risks inherent in marketing, selling and delivering products in, and sourcing research and development services from, foreign and international markets, include those associated with:

  .  regional economic conditions
  . delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies, including "crime control" products and encryption technology
  . loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions
  .  fluctuations in foreign currencies and the U.S. dollar
  . loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks
  .  the overlap of different tax structures
  .  seasonal reductions in business activity
  .  risks of increases in taxes and other government fees
  .  involuntary renegotiations of contracts with foreign governments

     In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation of cash flows for its variable rate lines of credit and cash equivalents.

We may raise additional debt or equity financing in the next twelve months.
----------------------------------------------------------------------------

     As of September 30, 2000, we had $36,246,000 in working capital, which included $16,239,000 in cash and cash equivalents and restricted cash. In addition, we had $7,500,000 available under the Identix Bank Line of Credit, which has been renewed to April 20, 2001, and ANADAC had $3,886,000 available under the ANADAC Bank Line of Credit, which has been renewed to March 31, 2001. However, we may raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent
--------------------------------------------------------------------------------
a change in control or adversely affect the stock price through sales in the
----------------------------------------------------------------------------
open market.
------------

     As of September 30, 2000, the State of Wisconsin Investment Board owns approximately 11% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market could adversely affect our stock price.

Our products are complex, may contain undetected or unresolved defects when sold
--------------------------------------------------------------------------------
or may not meet customer's performance criteria, and may be difficult to
------------------------------------------------------------------------
successfully manufacture in volume.
-----------------------------------

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

Failure by us to maintain the proprietary nature of our technology, products and
--------------------------------------------------------------------------------
manufacturing processes could have a material adverse effect on the Company's
-----------------------------------------------------------------------------
business, operating results, financial condition and stock price and on the
---------------------------------------------------------------------------
Company's ability to compete effectively.
-----------------------------------------

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

Grant Evans, Executive Vice President and General Manager, Security and itrust Divisions, has established relationships with major companies and plays a central role in the company's marketing strategy.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk


  Interest Rate Risk.   The Company's exposure to market risk for changes in
  ------------------
interest rates relates primarily to the Company's cash equivalents and lines of credit. The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of money market securities that mature within one year. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

  The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents.

  Foreign Currency Exchange Rate Risk.   Certain of the Company's foreign
  -----------------------------------
revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations.

PART II   OTHER INFORMATION

   Item 1. Legal Proceedings


          The Company is not party to any material legal proceedings.



   Item 2. Changes in Securities



          In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In accordance with the Securities Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws, however, Motorola has demand registration rights which are effective beginning on January 7, 2001.

          The Series A Preferred Stock is convertible into shares of the Company's common stock on a one-to-one basis, subject to adjustment for anti-dilution. The Series A Preferred Stock is redeemable upon a change in control or sale of all or substantially all of the assets of the Company at a redemption price equal to all accrued or declared but unpaid dividends of the Series A Preferred Stock, plus the greater (as adjusted for any stock dividends, combinations, or splits with respect to such shares) of (x) the then current market price of each such share (i.e. the average closing price of the common stock during the ten trading days immediately prior to the change of control) or
(y) $15.99 per share.

          In connection with the issuance of the Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005.

          The proceeds from the sale of the Series A Preferred Stock will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.


   Item 6. Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 Exhibit
                 Number         Description

                 27.1 Financial Data Schedule

             (b) During the three months ended September 30, 2000, no reports were filed on Form 8-K.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on November 10, 2000.

                                    IDENTIX INCORPORATED


                                    BY:    /s/ James P. Scullion
                                         -----------------------------------
                                    James P. Scullion
                                    President, Chief Financial Officer and
                                    Director