Form 10-Q
period 2000-12-31
IDENTIX INC
filed 2001-02-14
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)
 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934.

For the quarterly period ended December 31, 2000 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641
                        ------

                             IDENTIX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                  94-2842496
    -----------------------------------           -----------------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation of organization)                   Identification No.)

510 N. Pastoria Avenue, Sunnyvale, California                 94085
----------------------------------------------                -----
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (408) 731-2000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  YES  X   NO ___
                                              ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                       33,993,326 shares of Common Stock
                            as of January 31, 2001

                             IDENTIX INCORPORATED

                                     INDEX

PART I      FINANCIAL INFORMATION

   Item 1   Unaudited Financial Statements

            Consolidated Balance Sheets -
            December 31, 2000 and June 30, 2000............................    3

            Consolidated Statements of Operations -
            Three and six months ended December 31, 2000 and 1999..........    4

            Consolidated Statements of Cash Flows -
            Six months ended December 31, 2000 and 1999....................    5

            Notes to Consolidated Financial Statements.....................    6

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   10

   Item 3   Quantitative and Qualitative Disclosures
            about Market Risk..............................................   20

PART II     OTHER INFORMATION

   Item 1   Legal Proceedings..............................................   20

   Item 2   Changes in Securities..........................................   20

   Item 4   Submission of Matters to a Vote of Security Holders............   20

   Item 6   Exhibits.......................................................   21

   Signature...............................................................   22

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  December 31,      June 30,
                                                  ------------   -------------
                                                      2000            2000
                                                  ------------   -------------
                         ASSETS
Current assets:
  Cash and cash equivalents.....................  $ 10,639,000   $  15,620,000
  Restricted cash...............................     1,817,000               -
  Accounts receivable, less allowance for
   doubtful accounts of $1,143,000 and
   $1,066,000...................................    30,887,000      28,352,000
  Inventories...................................     4,757,000       5,180,000
  Prepaid expenses and other assets.............     1,786,000       1,188,000
                                                  ------------   -------------
     Total current assets.......................    49,886,000      50,340,000
Property and equipment, net.....................     2,919,000       2,632,000
Intangibles and other assets....................    30,178,000      30,546,000
                                                  ------------   -------------
          Total assets..........................  $ 82,983,000   $  83,518,000
                                                  ============   =============

                 LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                       STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................  $ 10,489,000   $   8,570,000
  Notes payable.................................             -         430,000
  Accrued compensation..........................     3,268,000       2,894,000
  Other accrued liabilities.....................     1,973,000       1,700,000
  Deferred revenue..............................     3,297,000       2,561,000
                                                  ------------   -------------
     Total current liabilities..................    19,027,000      16,155,000
                                                  ------------   -------------
Other liabilities...............................        56,000          90,000
                                                  ------------   -------------
     Total liabilities..........................    19,083,000      16,245,000
Redeemable convertible preferred stock, $0.01
  par value; 2,000,000 shares authorized;
  234,558 and no shares issued and
  outstanding...................................     3,702,000               -
                                                  ------------   -------------
Shareholders' equity:
  Common stock, $0.01 par value; 100,000,000 and
    50,000,000 shares authorized; 33,513,794 and
    33,026,964 shares issued and outstanding....       335,000         330,000
  Additional paid-in capital....................   126,050,000     123,365,000
  Accumulated deficit...........................   (66,006,000)    (56,241,000)
  Accumulated other comprehensive loss..........      (181,000)       (181,000)
                                                  ------------   -------------
     Total shareholders' equity.................    60,198,000      67,273,000
                                                  ------------   -------------
          Total liabilities, redeemable
           convertible preferred stock and
            shareholders' equity................  $ 82,983,000   $  83,518,000
                                                  ============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three months ended                      Six months ended
                                                                   December 31,                            December 31,
                                                           -------------------------------         -------------------------------
                                                               2000               1999                 2000               1999
                                                           -----------         -----------         ------------        -----------
Revenues:
     Product revenues...................................   $ 8,445,000         $ 7,459,000         $ 17,615,000        $14,497,000
     Services revenues..................................    12,781,000          10,067,000           24,978,000         20,496,000
                                                           -----------         -----------         ------------        -----------
          Total revenues................................    21,226,000          17,526,000           42,593,000         34,993,000
                                                           -----------         -----------         ------------        -----------
Cost and expenses:
     Cost of product revenues...........................     4,973,000           4,534,000           10,296,000          8,626,000
     Cost of services revenues..........................    11,047,000           8,725,000           21,732,000         17,734,000
     Research, development and engineering..............     2,387,000           1,757,000            4,551,000          3,964,000
     Marketing and selling..............................     4,161,000           3,051,000            7,467,000          5,154,000
     General and administrative.........................     3,310,000           1,742,000            6,250,000          4,536,000
     Amortization of acquired intangible assets.........       832,000             863,000            1,664,000          1,748,000
     Preferred stock and warrant expense................             -                   -            1,259,000                  -
                                                           -----------         -----------         ------------        -----------
          Total costs and expenses......................    26,710,000          20,672,000           53,219,000         41,762,000
                                                           -----------         -----------         ------------        -----------

Loss from operations....................................    (5,484,000)         (3,146,000)         (10,626,000)        (6,769,000)
Interest and other income (expense), net................       444,000             192,000              844,000            372,000
Interest expense........................................       (42,000)            (30,000)             (65,000)           (77,000)
                                                           -----------         -----------         ------------        -----------

Loss before taxes and equity interest in
     joint venture......................................    (5,082,000)         (2,984,000)          (9,847,000)        (6,474,000)
Provision for income taxes..............................       (39,000)                  -              (56,000)                 -
                                                           -----------         -----------         ------------        -----------

Loss before equity interest in joint venture............    (5,121,000)         (2,984,000)          (9,903,000)        (6,474,000)
Equity interest in joint venture........................        64,000             (73,000)             135,000            (55,000)
                                                           -----------         -----------         ------------        -----------

Net loss................................................   $(5,057,000)        $(3,057,000)        $ (9,768,000)       $(6,529,000)
                                                           ===========         ===========         ============        ===========

Net loss per share:
     Basic and diluted..................................   $     (0.15)        $     (0.10)        $      (0.29)       $     (0.21)
                                                           ===========         ===========         ============        ===========

Weighted average common shares used in basic
     and diluted net loss per share computation.........    33,439,000          30,915,000           33,323,000         30,780,000

   The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)

                                                                             Six months ended
                                                                                December 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        ------------   ------------
Cash flows from operating activities:
  Net loss...........................................................   $ (9,768,000)  $ (6,529,000)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation...................................................        895,000        793,000
      Gain on disposal of property and equipment.....................          7,000              -
      Amortization of intangibles....................................      1,885,000      2,088,000
      Amortization of deferred revenue...............................     (3,423,000)    (1,996,000)
      Interest in joint venture......................................       (135,000)        55,000
      Inventory reserves.............................................       (118,000)       506,000
      Write-off of capitalized software..............................              -        154,000
      Allowances for doubtful accounts...............................        309,000        235,000
      Preferred stock and warrant expense............................      1,259,000              -
  Changes in Assets and Liabilities
      Restricted cash................................................     (1,817,000)             -
      Accounts receivable............................................     (2,844,000)       356,000
      Inventories....................................................        541,000       (643,000)
      Prepaid expenses and other assets..............................       (598,000)       (73,000)
      Accounts payable...............................................      1,921,000       (576,000)
      Accrued compensation...........................................        374,000         14,000
      Other accrued liabilities......................................        375,000       (155,000)
      Deferred revenue...............................................      4,159,000      2,452,000
                                                                        ------------   ------------
  Net Cash used for operating activities.............................     (6,978,000)    (3,319,000)
                                                                        ------------   ------------
Cash flows from investing activities:
  Capital expenditures...............................................     (1,189,000)    (1,054,000)
  Additions and deletions to intangibles and other assets............     (1,517,000)      (289,000)
                                                                        ------------   ------------
  Net Cash used for investing activities.............................     (2,706,000)    (1,343,000)
                                                                        ------------   ------------
Cash flows from financing activities:
  Borrowings under bank lines of credit..............................      2,452,000      1,818,000
  Payments under bank lines of credit................................     (2,882,000)    (5,301,000)
  Principal payments on short-term note..............................              -       (200,000)
  Proceeds from sales of common and preferred stock..................      5,133,000     14,985,000
                                                                        ------------   ------------
  Net cash provided by financing activities..........................      4,703,000     11,302,000
                                                                        ------------   ------------
Net increase in cash and cash equivalents............................     (4,981,000)     6,640,000
Cash and cash equivalents at period beginning........................     15,620,000      3,013,000
                                                                        ------------   ------------
Cash and case equivalents at period end..............................   $ 10,639,000   $  9,653,000
                                                                        ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest...........................   $     65,000   $     75,000

  The accompanying notes are an integral part of these consolidated financial statements.

                             IDENTIX INCORPORATED
                      SIX MONTHS ENDED DECEMBER 31, 2000
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   Basis of Presentation

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-K. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2001.

     Certain prior year's amounts have been reclassified to conform to the current years' presentation.

2.   Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

                                                     December 31    June 30
                                                    --------------------------
                                                        2000          2000
                                                    -----------    -----------

     Purchased parts and materials..............    $ 2,094,000    $ 2,141,000
     Work-in-process............................      1,165,000        860,000
     Finished goods, including spares...........      1,498,000      2,179,000
                                                    -----------    -----------
                                                    $ 4,757,000    $ 5,180,000
                                                    ===========    ===========





     The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the six months ended December 31, 2000, the Company physically disposed of $247,000 of inventory, which had been provided for at June 30, 2000. In addition, the Company sold $199,000 of inventory that had been fully provided for at June 30, 2000.

3.   Sale of Series A Redeemable Convertible Preferred Stock and Warrant

     In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In accordance with the Securities Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws, however, Motorola has demand registration rights, which were effective beginning on January 7, 2001.

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

     The proceeds from the sale of the Series A Preferred Stock will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division. The remaining proceeds from this sale at December 31, 2000 are presented as restricted cash on the accompanying balance sheets.

4.   Earnings Per Share

     Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method.

     Following is the calculation of basic and diluted loss per share for the periods presented (unaudited):

                                       Three months ended           Six months ended
                                          December 31,                 December 31,
                                   --------------------------    --------------------------
                                       2000          1999           2000           1999
                                   -----------    -----------    -----------    -----------
Net loss.......................    $(5,057,000)   $(3,057,000)   $(9,768,000)   $(6,529,000)
                                   -----------    -----------    -----------    -----------
Shares used in computing net
loss per share:
     Basic and Diluted.........     33,439,000     30,915,000     33,323,000     30,780,000
                                   -----------    -----------    -----------    -----------
Net loss per share:
     Basic and Diluted.........    $     (0.15)   $     (0.10)   $     (0.29)   $     (0.21)
                                   ===========    ===========    ===========    ===========

     Options and warrants outstanding during the three and six months ended December 31, 2000 and 1999, were not included in the computation of net loss per share as their effect was anti-dilutive.

5.   Comprehensive Loss

     Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

6.   Reportable Segments Data

     The Company has determined its reportable segments based on its method of internal reporting. The Company's reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company's reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. Segment information is as follows (unaudited):

                                       Three months ended           Six months ended
                                          December 31,                 December 31,
                                   --------------------------    --------------------------


                                                      2000           1999           2000           1999
                                                  ------------   ------------   ------------   ------------
Total revenues:
   Imaging.....................................   $  6,356,000   $  5,124,000   $ 13,993,000   $ 10,574,000
   Security....................................      2,089,000      2,335,000      3,622,000      3,922,000
   Government Services.........................     13,938,000     10,792,000     27,089,000     22,340,000
   Elimination of inter-segment revenues.......     (1,157,000)      (725,000)    (2,111,000)    (1,843,000)
                                                  ------------   ------------   ------------   ------------
                                                  $ 21,226,000   $ 17,526,000   $ 42,593,000   $ 34,993,000
                                                  ============   ============   ============   ============

Depreciation and amortization:
   Imaging.....................................   $    273,000   $    240,000   $    520,000   $    640,000
   Security....................................        931,000        858,000      1,857,000      1,852,000
   Government Services.........................        204,000        213,000        403,000        389,000
                                                  ------------   ------------   ------------   ------------
                                                  $  1,408,000   $  1,311,000   $  2,780,000   $  2,881,000
                                                  ============   ============   ============   ============

Interest and other income, net:
   Imaging.....................................   $     78,000   $     81,000   $    165,000   $    167,000
   Security....................................        117,000         47,000        292,000         41,000
   Government Services.........................        181,000         15,000        250,000         52,000
   Fingerprinting Services.....................         68,000         49,000        137,000        112,000
                                                  ------------   ------------   ------------   ------------
                                                  $    444,000   $    192,000   $    844,000   $    372,000
                                                  ============   ============   ============   ============

Interest expense:
   Imaging.....................................   $          -   $      6,000   $          -   $     16,000
   Security....................................              -              -              -         14,000
   Government Services.........................         42,000         24,000         65,000         47,000
                                                  ------------   ------------   ------------   ------------
                                                  $     42,000   $     30,000   $     65,000   $     77,000
                                                  ============   ============   ============   ============

Net income (loss):
   Imaging.....................................   $     35,000   $   (440,000)  $    609,000   $   (979,000)
   Security....................................     (5,676,000)    (2,910,000)   (11,503,000)    (6,245,000)
   Government Services.........................        452,000        318,000        854,000        638,000
   Fingerprinting Services.....................        132,000        (25,000)       272,000         57,000
                                                  ------------   ------------   ------------   ------------
                                                  $ (5,057,000)  $ (3,057,000)  $ (9,768,000)  $ (6,529,000)
                                                  ============   ============   ============   ============
Capital expenditures:
   Imaging.....................................   $    517,000   $    495,000   $    667,000   $    848,000
   Security....................................        157,000          8,000        215,000        141,000
   Government Services.........................        153,000         79,000        307,000         65,000
                                                  ------------   ------------   ------------   ------------
                                                  $    827,000   $    582,000   $  1,189,000   $  1,054,000
                                                  ============   ============   ============   ============


                                                  December 31,     June 30,
                                                  ------------   ------------
                                                      2000           2000
                                                  ------------   ------------
Identifiable assets:
   Imaging.....................................   $ 29,906,000   $ 31,042,000
   Security....................................     31,883,000     32,987,000
   Government Services.........................     21,194,000   $ 19,489,000
                                                  ------------   ------------
                                                  $ 82,983,000   $ 83,518,000
                                                  ============   ============

7.  Foreign Operations Data

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations as follows (unaudited):

                                  Three months ended             Six months ended
                                      December 31,                 December 31,
                              ---------------------------   ---------------------------
                                  2000           1999           2000           1999
                              ------------   ------------   ------------   ------------
Total revenues:
     North America.........   $ 20,327,000   $ 16,383,000   $ 40,734,000   $ 33,081,000
     International.........        854,000      1,143,000      1,859,000      1,912,000
                              ------------   ------------   ------------   ------------
                              $ 21,226,000   $ 17,526,000   $ 42,593,000   $ 34,993,000
                              ============   ============   ============   ============

                              December 31,     June 30,
                              ------------   ------------
                                  2000           2000
                              ------------   ------------
Identifiable assets:
     North America.........   $ 81,288,000   $ 81,043,000
     International.........      1,695,000      2,475,000
                              ------------   ------------
                              $ 82,983,000   $ 83,518,000
                              ============   ============

8.   Recent Accounting Pronouncements

     On July 1, 2000, the Company adopted the Financial Accounting Standards Board Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.
     25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a material effect on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective for the Company in the fourth quarter of fiscal 2001. The potential impact of implementing SAB 101 on the Company's financial position or results of operations is still being assessed by management and was unknown at December 31, 2000. However, since the implementation of SAB 101 could result in changes to the timing of the Company's revenue recognition, its effect could be material and adverse to the Company's financial position and results of operations in the period of implementation.

9.   Subsequent Event

     On December 22, 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. ("VeriSign") pursuant to which, the Company sold, on January 2, 2001, 264,901 shares of its common stock at $7.55. The sale resulted in net cash proceeds to the Company of $2,000,000. In accordance with the Common Stock Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The proceeds from the sale will be used solely for the research, design, development, marketing and manufacturing of product and service solutions designed by the Company's itrust division and, accordingly, will be presented as restricted cash.

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

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive biometric technology based solutions for security, fraud prevention, law enforcement and other applications. Identix's products and services are classified into business segments: (i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications; and (iii) information technology, engineering and management consulting services primarily to government agencies ("Government Services"). These solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites. Identix's technologies and know-how enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Government Services through ANADAC, Inc. ("ANADAC"), a wholly owned subsidiary of the Company. The Company provides fingerprinting services through Sylvan/Identix Fingerprinting Centers, LLC ("SIFC"), a joint venture agreement with Sylvan Learning Systems, Inc.

     In July 2000, the Company formed itrust, a new division within Identix, in conjunction with an investment of $3,750,000 by its initial partner, Motorola Incorporated. The itrust division is to offer security and content management solutions for the wireless web, internet and intranet markets.

RESULTS OF OPERATIONS

     The Company has reclassified certain costs totaling $371,000, incurred in the three months ended September 30, 2000 related to its Government Services Business, from cost of services revenues to general and administrative expenses and marketing and selling expenses. The costs have been reclassified to conform to the presentation of such costs for the three months ended December 31, 2000.

Revenues
--------

     Revenues for the three and six months ended December 31, 2000 were $21,226,000 and $42,593,000 compared to $17,526,000 and $34,993,000, respectively, for the same periods in the prior fiscal year. The increase in revenues of 21% and 22% for the three and six months ended, respectively, was due to increases in both product and services revenues. In the three and six months ended December 31, 2000, the Company had one customer, the U.S. Department of Defense, which accounted for 46% and 47% respectively, of total revenue.

     Product revenues were $8,445,000 and $17,615,000 for the three and six months ended December 31, 2000, compared to $7,459,000 and $14,497,000 for the same periods in the prior fiscal year. For the three and six months ended December 31, 2000, the increase in product revenues of 13% and 22%, respectively, was due to an increase in Imaging Solutions revenues, primarily from live-scan system shipments and customer service programs.

     International sales accounted for $854,000 and $1,859,000 or 10% and 11%, respectively, of the Company's product revenues for the three and six months ended December 31, 2000 compared to $1,143,000 and $1,912,000 or 15% and 13%
respectively, for the same periods in the prior fiscal year. The decrease in international sales for the three and six months was primarily due to new product transition issues of physical access Security products which have traditionally accounted for a majority of the Company's international revenue. The Company expects international sales to continue to represent a large portion of product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $12,781,000 and $24,978,000 for the three and six months ended December 31, 2000 compared to $10,067,000 and $20,496,000 for the same periods in the prior fiscal year. The increase in services revenues of 27% and 22% for the three and six months ended December 31, 2000, respectively, was primarily related to revenues recognized for equipment shipments under a recently awarded contract with the NAVSEA Chief Information Office and revenue from the U.S. Navy Special

Warfare Contract. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the Department of Defense ("DOD"). For the three and six months ended December 31, 2000, revenues directly from the DOD and from other U. S. government agencies accounted for 89% and 90% respectively, of the Company's total services revenues compared to 88% for the same periods in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and six months ended December 31, 2000, the Company derived 95% and 94% respectively, of its services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 4% and 6% respectively, of its services revenues for the three and six months ended December 31, 2000. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC has not yet been audited by the Defense Contract Audit Agency for the period from July 1, 1997 to December 31, 2000.

     Gross margin on product revenues was 41% and 42% for the three and six months ended December 31, 2000, as compared to 39% and 41% respectively, for the same periods in the prior fiscal year. During the six months ended December 31, 1999, a charge was made against cost of product revenues of $439,000 for a write down in inventory of certain physical access security products due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 14% and 13% for the three and six months ended December 31, 2000, as compared to 13% and 14% for the same periods in the prior fiscal year.

Research, Development and Engineering
-------------------------------------

     Research, development and engineering expenses were $2,387,000 or 28% and $4,551,000 or 26% of product revenues for the three and six months ended December 31, 2000, compared to $1,757,000 or 24% and $3,964,000 or 27% of product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses for the three and six months was primarily due to the addition of engineering staff, consultants and related expenses to further develop the Company's Security products and itrust services solutions. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

Marketing and Selling
---------------------

     Marketing and selling expenses were $4,161,000 or 20% and $7,467,000 or 18% of total revenues for the three and six months ended December 31, 2000, compared to $3,051,000 or 17% and $5,154,000 or 15% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses was primarily due to increased staffing and promotional costs for Imaging and Security products.

General and Administrative
--------------------------

     General and administrative expenses were $3,310,000 or 16% and $6,250,000 or 15% of total revenues for the three and six months ended December 31, 2000, compared to $1,742,000 or 10% and $4,536,000 or 13% of total revenues for the same periods in the prior fiscal year. The increase in general and administrative expenses was primarily due to an increase in staffing and other related administrative expenses to support growth in operations, primarily in the Security business which includes the itrust division, and the development of supporting infrastructure.

Preferred Stock and Warrant Expense
-----------------------------------

     In connection with the private sale of shares of Series A redeemable convertible Preferred Stock and Warrant in July 2000 to Motorola, Inc., (see
Note 3 of Notes to Consolidated Financial Statements), the Company recognized a one-time preferred stock and warrant expense of $1,259,000 representing the relative fair value of the warrant. The value of the warrant was calculated using the Black-Scholes option-pricing model.

Interest and Other Income (Expense), Net
----------------------------------------

     For the three and six months ended December 31, 2000, interest and other income (expense), net was $444,000 and $844,000 respectively, compared to $192,000 and $372,000 for the same periods in the prior fiscal year. The increase in interest and other income (expense), net was primarily related to an increase in interest income generated from investing the proceeds from the sales of both common and preferred stock.

Interest Expense
----------------

     Interest expense was $42,000 and $65,000 for the three and six months ended December 31, 2000 compared to $30,000 and $77,000 for the same periods in the prior fiscal year and was primarily due to borrowings under the ANADAC Line of Credit. The Identix Line of Credit was repaid in full on July 2, 1999 and there have been no borrowings under this line of credit since July 2, 1999. The weighted average interest rate paid on borrowings under the ANADAC Line of Credit during the three months ended December 31, 2000 was 9.5%.

Income Taxes
------------

     The Company recorded income tax provisions of $39,000 and $56,000 for the three and six months ended December 31, 2000, which consisted of certain state franchise taxes. Income tax provisions for the three and six months ended December 31, 1999, were immaterial.

Equity Interest in Joint Venture
--------------------------------

     The equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three and six months ended December 31, 2000, the equity interest in joint venture was income of $64,000 and $135,000 respectively, compared to losses of $73,000 and $55,000 for the same periods in the prior fiscal year. The increase in the equity interest was due to an increase in net income of SIFC.

Liquidity and Capital Resources
-------------------------------

     The Company financed its operations during the six months ended December 31, 2000 primarily from working capital and from the proceeds of the sale of preferred and common stock. As of December 31, 2000, the Company's principal sources of liquidity consisted of $30,859,000 of working capital, including $10,639,000 in cash and cash equivalents, $1,817,000 of restricted cash, and $12,513,000 available for future borrowings under bank lines of credit. The restricted cash is to be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.

     The Identix Line of Credit is a $7,500,000 bank line of credit collateralized by the property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (10% at December 31, 2000). The line of credit expires on April 21, 2001. At December 31, 2000, there was no amount outstanding and $6,796,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock. At December 31, 2000, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit collateralized by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (9.5% at December 31, 2000). The line of credit expires on March 30, 2001. At December 31, 2000, no amount was outstanding and $5,717,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants and the Company was in compliance with all such covenants as at December 31, 2000.

     The Company used cash for operating activities of $6,978,000 during the six months ended December 31, 2000 as compared to $3,319,000 for the same period in the prior fiscal year. The primary use of cash for the six months ended December 31, 2000 was due to (i) the net loss of $9,768,000 which includes a one-time non-cash charge for preferred stock and warrant expense of $1,259,000, amortization of $1,885,000 and depreciation of $895,000, and (ii) an increase in accounts receivable of $2,844,000 and restricted cash of $1,817,000, partially offset by an increase in accounts payable of $1,921,000 and a decrease in inventories of $541,000. The primary use of cash during the six months ended December 31, 1999 was due to (i) the net loss of $6,529,000 which includes amortization of $2,088,000, depreciation of $793,000 and an increase in the inventory reserve of $506,000, (ii) a decrease in accounts payable of $576,000, (iii) an increase in inventory of $643,000 and (iv) a decrease in accounts receivable of $356,000.

     The Company used cash of $2,706,000 for investing activities during the six months ended December 31, 2000 consisting of purchases of property and equipment of $1,189,000 and additions to intangible assets of $1,517,000. During the six months ended December 31, 1999, the Company used cash of $1,343,000 for investing activities primarily for the purchase of property and equipment of $1,054,000.

     The Company generated cash of $4,703,000 from financing activities during the six months ended December 31, 2000 as compared to $11,302,000 for the same period in the prior fiscal year. Financing activities for the six months ended December 31, 2000, consisted of proceeds from the sale of preferred stock and a warrant of $3,702,000, net of issuance costs, the sale of common stock of $1,431,000, partially offset by net repayments of $430,000 against the ANADAC line of credit. Financing activities during the six months ended December 31, 1999, consisted of proceeds from the sales of common stock and warrants of $14,985,000, net of issuance costs, partially offset by net repayments of $3,483,000 against the Company's lines of credit.

     The Company had capital expenditure commitments of $655,000 as of December 31, 2000.

     The Company believes that cash flows from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001. Further, subsequent to December 31, 2000, the Company received net cash proceeds of $2,000,000 from the sale of common stock (see Note 9 of Notes to Consolidated Financial Statements). However, the Company believes it may need to raise, in the next 12 months, additional equity or debt financing beyond the amounts currently forecast to meet its working capital or capital equipment needs. In addition, the Company may obtain additional equity financing from possible strategic partners interested in establishing a relationship with the Company's itrust division. There can be no assurance that the Company would be able to obtain such financing or that the terms of financing will be favorable to the Company.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. "SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as amended is effective for the Company in the fourth quarter of fiscal 2001. The potential impact of implementing SAB 101 on the Company's financial position or results of operations is still being assessed by management and was unknown at December 31, 2000. However, since the implementation of SAB 101 could result in changes to the timing of the Company's revenue recognition, its effect could be material and adverse to the Company's financial position and results of operations in the period of implementation.

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

We face intense competition from other biometric solution providers as well as
------------------------------------------------------------------------------
identification and security systems providers.
----------------------------------------------

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

Future growth depends in part on the success of itrust, a new division with no
------------------------------------------------------------------------------
operating history; anticipation of future losses.
-------------------------------------------------

     A portion of the Company's future growth will depend on the success of the Company's itrust division. itrust was formed in July 2000 and has no operating history on which to base an evaluation of it's business and prospects. itrust's success will depend on many factors, including, but not limited to: the ability of the Company to form additional strategic partnerships that will contribute technical and commercial value to itrust and fuel the division's growth; the demand for the Company's Security products and itrust services; the ability of the Company to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and itrust services, and the ability and willingness of it's partners such as Motorola, Inc. and VeriSign, Inc. to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products and itrust services; the levels of competition in the space for Internet and Wireless Web security services; the perceived need for secure communications and commerce in such markets; the Company's ability to successfully introduce new products and services; and the ability of the Company to expand it's operations and attract integrate, retain and motivate qualified sales, marketing, and research and development personnel. In addition, the Company has experienced net losses in each of the past two fiscal year periods. itrust is not expected to contribute significant revenues to the Company in the foreseeable future. At the same time, however, the Company will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust's business plan. In part because of the significant investment the Company will make in itrust, the Company expects to incur substantial additional losses in the foreseeable future.

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

Our financial and operating results often vary significantly from quarter to
----------------------------------------------------------------------------
quarter and may be negatively affected by a number of factors.
--------------------------------------------------------------

The following are some other reasons why our financial and operating results may fluctuate from quarter to quarter:

     .    downturns in the US, North American or international economies
     . optical reduced demand for products and services caused by a competitor's price reductions or introduction of new competitors or enhanced products or services
     . reduced pricing and/or increased spending in response to competition or new market opportunities
     .    changes in the mix of products and services we or our distributors sell
     .    cancellation, delays or contract amendments by government agency customers
     .    the lack of availability of government funds
     .    litigation costs
     .    expenses related to acquisitions
     .    other one-time financial charges
     .    the lack of availability or increase in cost of key components
     . the inability to successfully manufacture in volume certain of the Company's product that may contain complex designs and components.

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

We rely heavily on products and services provided by International Technology
-----------------------------------------------------------------------------
Concepts, Inc. ("IT Concepts")
------------------------------

     Both our Imaging and Security Divisions purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. It is anticipated that itrust may also work with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers for products and services or hire additional engineering personnel to provide the services. This could require the company to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

The success of our strategic plan to pursue sales in and source certain
-----------------------------------------------------------------------
research, development and engineering services from international markets may be
--------------------------------------------------------------------------------
limited by risks related to socio-economic and political conditions in such
---------------------------------------------------------------------------
markets.
--------

          For the fiscal year ended June 30, 2000, we derived approximately 14% of our product revenues from international sales. We currently have a local presence in Singapore, Brazil, Britain and Switzerland. We rely on products and services provided by I.T. Concepts which in turn relies on research development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

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

We may to raise additional debt or equity financing in the next twelve months.
------------------------------------------------------------------------------

          As of December 31, 2000, we had $30,859,000 in working capital, which included $12,456,000 in cash and cash equivalents and restricted cash. In addition, we had $6,796,000 available under the Identix Bank Line of Credit, which has been renewed to April 20, 2001, and ANADAC had $5,717,000 available under the ANADAC Bank Line of Credit, which has been renewed to March 31, 2001. While the Company believes that cash flow from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001, we may need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent
--------------------------------------------------------------------------------
a change in control or adversely affect the stock price through sales in the
----------------------------------------------------------------------------
open market.
------------

          As of December 31, 2000, the State of Wisconsin Investment Board owns approximately 11% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market could adversely affect our stock price.

Our products are complex, may contain undetected or unresolved defects when sold
--------------------------------------------------------------------------------
or may not meet customer's performance
--------------------------------------
criteria, and may be difficult to successfully manufacture in volume.
---------------------------------------------------------------------

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

James P. Scullion, President and Chief Financial Officer, and Daniel F. Maase, Vice President and Chief Technical Officer, Imaging Division, have a combined total of 23 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally and Mr. Scullion plays a major role in the execution of Identix's strategic plan.

Grant Evans, Executive Vice President itrust Global Strategy, has established relationships with major companies and plays a central role in the Company's itust division global marketing strategy.

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

Our business operations may be adversely affected by the California energy
--------------------------------------------------------------------------
crisis.
-------

         Our principal facilities are located in the Silicon Valley in Northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and business throughout the State. Should the energy crisis continue, together with many other Silicon Valley companies, we may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although, we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may adversely affect our business. Any material increase in energy costs may also adversely affect our financial results.

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

         On December 22, 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. ("VeriSign") pursuant to which, the Company sold, on January 2, 2001, 264,901 shares of its common stock at $7.55. The sale resulted in net cash proceeds to the Company of $2,000,000. In accordance with the Common Stock Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The proceeds from the sale will be used solely for the research, design, development, marketing and manufacturing of product and service solutions designed by the Company's itrust division and, accordingly, will be presented as restricted cash.

     Item 4. Submission of Matters to a Vote of Security Holders

       (a)     The Annual Meeting of Shareholders was held on October 26, 2000.
       (b) All Board of Directors nominees referenced in Item 4 (c) below were elected at the Annual Meeting of Shareholders on October 26, 2000.
       (c) The matters voted upon and the results of the voting were as follows: (1) The following nine persons were elected to the Board of Directors:

                     Name                    Votes For           Votes Withheld
                     ----                    ---------           --------------
               Randall C. Fowler             28,101,280              797,697
               Patrick H. Morton             28,099,065              799,912
               Randall Hawks, Jr.            28,045,634              853,343
               Fred U. Sutter                28,067,141              831,836
               Larry J. Wells                28,095,115              803,862
               Charles W. Richion            28,141,155              757,822
               James P. Scullion             28,187,829              711,148
               John E. Major                 28,198,267              700,710
               Paul J. Bulger                28,200,196              698,781


               (2) Amendment to the Identix Incorporated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock was approved. The approved amendment increased the number of authorized common shares by 50,000,000 to a total of 100,000,000. The number of shares voted in favor of the amendment was 27,311,371, the number of shares voted against was 1,436,184, and the number of shares that abstained was 151,422.

               (3) Amendment to the Identix Incorporated Equity Incentive Plan (the "Incentive Plan") was approved. The approved amendment increased the number of shares available for issuance under the Incentive Plan by 1,700,000 shares to a total of 4,700,000. The number of shares voted in favor of the amendment was 12,434,566, the number of shares voted against was 2,032,362, and the number of shares that abstained was 242,734.

               (4) Amendment to the Identix Incorporated Non-Employee Directors Plan was approved. The approved amendment increased the number of shares available for issuance under the Non-Employee Directors Plan by 450,000 shares to a total of 860,000. In addition, the amendment increased the shares covered by an option grant made to a Non-Employee Director upon initial election from 20,000 shares to 30,000 shares or from 10,000 shares to 15,000 shares in case more than six months have passed since the date of the last annual shareholders meeting at the time of such election. The number of shares voted in favor of the amendment was 11,910,530, the number of shares voted against was 2,497,343, and the number of shares that abstained was 301,789.

               (5) The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2001 was ratified. The number of shares voted in favor of the appointment was 28,611,829, the number of shares voted against was 161,624, and the number of shares that abstained was 125,524.

Item 6. Exhibits and Reports on Form 8-K.
           (a) Exhibits

               Exhibit
               Number           Description

               3.1 Certificate of Incorporation, Amended and Restated dated October 26, 2000
               3.2   Bylaws, as amended dated October 26, 2000
               4.7 Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc. dated December 22, 2000
               10.33 Employment and Stock Option Agreements between Identix and
                     Robert McCashin dated

                      October 19, 2000
               10.34 Lease Agreement between Identix and Vasona Business Park dated December 8, 2000
               10.35 Third Amendment to Second Amended and Restated Loan Agreement between Identix and Imperial Bank dated October 24, 2000

          (b) During the three months ended December 31, 2000, no reports were filed on Form 8-K.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Sunnyvale, State of California, on February 9, 2001.

                                          IDENTIX INCORPORATED

                                          BY: /s/ James P. Scullion
                                             -----------------------------
                                              James P. Scullion
                                          President and Chief Financial Officer