Form 10-Q
period 2001-03-31
IDENTIX INC
filed 2001-05-15
CIK 735780

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641
                         ------

                             IDENTIX INCORPORATED
                             --------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                      94-2842496
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

100 Cooper Court, Los Gatos, California                     95032
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                (408) 335-1400
                                --------------
             (Registrant's telephone number, including area code)

             510 N. Pastoria Avenue, Sunnyvale, California, 94085
                               (Former address)


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

                       34,121,837 shares of Common Stock
                             as of April 30, 2001

                             IDENTIX INCORPORATED

                                     INDEX


PART I       FINANCIAL INFORMATION

     Item 1  Unaudited Financial Statements

             Consolidated Balance Sheets -
             March 31, 2001 and June 30, 2000............................     3

             Consolidated Statements of Operations -
             Three and nine months ended March 31, 2001 and 2000.........     4

             Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2001 and 2000...................     5

             Notes to Consolidated Financial Statements..................     6

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    10

     Item 3  Quantitative and Qualitative Disclosures
             about Market Risk...........................................    20

PART II      OTHER INFORMATION

     Item 1  Legal Proceedings...........................................    20

     Item 2  Changes in Securities.......................................    20

     Item 6  Exhibits....................................................    21

     Signature...........................................................    21

                             IDENTIX INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                           March 31,           June 30,
                                                                                         --------------------------------
                                                                                             2001                2000
                                                                                         ------------        ------------
                                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $  9,848,000        $ 15,620,000
   Restricted cash.................................................................         2,159,000                 -
   Accounts receivable, less allowance for doubtful accounts of
     $1,490,000 and $1,066,000.....................................................        25,556,000          28,352,000
   Inventories.....................................................................         4,670,000           5,180,000
   Prepaid expenses and other assets...............................................         2,931,000           1,188,000
                                                                                         ------------        ------------
       Total current assets........................................................        45,164,000          50,340,000
Property and equipment, net........................................................         3,445,000           2,632,000
Intangibles and other assets.......................................................        28,353,000          30,546,000
                                                                                         ------------        ------------
               Total assets........................................................      $ 76,962,000        $ 83,518,000
                                                                                         ============        ============
                                    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                                          STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................      $ 10,986,000        $  8,570,000
   Notes payable...................................................................               -               430,000
   Accrued compensation............................................................         2,472,000           2,894,000
   Other accrued liabilities.......................................................         1,857,000           1,700,000
   Deferred revenue................................................................         3,346,000           2,561,000
                                                                                         ------------        ------------
       Total current liabilities...................................................        18,661,000          16,155,000
                                                                                         ------------        ------------
Other liabilities..................................................................            56,000              90,000
                                                                                         ------------        ------------
       Total liabilities...........................................................        18,717,000          16,245,000
Redeemable convertible preferred stock, $0.01 par value; 2,000,000 shares
   authorized; 234,558 and no shares issued and outstanding........................         3,702,000                 -
                                                                                         ------------        ------------
Shareholders' equity:
   Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares
     authorized; 34,075,210 and 33,026,964 shares issued and outstanding...........           341,000             330,000
   Additional paid-in capital......................................................       128,869,000         123,365,000
   Accumulated deficit.............................................................       (74,486,000)        (56,241,000)
   Accumulated other comprehensive loss............................................          (181,000)           (181,000)
                                                                                         ------------        ------------
       Total shareholders' equity..................................................        54,543,000          67,273,000
                                                                                         ------------        ------------
               Total liabilities, redeemable convertible preferred stock and
                 shareholders' equity..............................................      $ 76,962,000        $ 83,518,000
                                                                                         ============        ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Three months ended                   Nine months ended
                                                                        March 31,                           March 31,
                                                              ----------------------------        ------------------------------
                                                                  2001             2000               2001              2000
                                                              -----------      -----------        ------------      ------------
Revenues:
   Product revenues .............................             $ 7,874,000      $ 7,569,000        $ 25,489,000      $ 22,066,000
   Services revenues ............................              12,111,000       10,011,000          37,089,000        30,507,000
                                                              -----------      -----------        ------------      ------------
       Total revenues ...........................              19,985,000       17,580,000          62,578,000        52,573,000
                                                              -----------      -----------        ------------      ------------
Cost and expenses:
   Cost of product revenues .....................               5,437,000        4,655,000          15,726,000        13,281,000
   Cost of services revenues ....................              10,344,000        8,983,000          32,077,000        26,717,000
   Research, development and engineering ........               2,758,000        2,249,000           7,309,000         6,213,000
   Marketing and selling  .......................               4,291,000        2,647,000          11,764,000         7,801,000
   General and administrative ...................               3,949,000        2,363,000          10,199,000         6,745,000
   Amortization of acquired intangible assets ...                 832,000          825,000           2,497,000         2,573,000
   Write-off of intangibles and other assets.....               1,172,000              -             1,172,000           154,000
   Preferred stock and warrant expense ..........                     -                -             1,259,000               -
                                                              -----------      -----------        ------------      ------------
       Total costs and expenses .................              28,783,000       21,722,000          82,003,000        63,484,000
                                                              -----------      -----------        ------------      ------------
Loss from operations ............................              (8,798,000)      (4,142,000)        (19,425,000)      (10,911,000)
Interest and other income (expense), net ........                 315,000           88,000           1,158,000           460,000
Interest expense ................................                 (21,000)         (31,000)            (85,000)         (108,000)
                                                              -----------      -----------        ------------      ------------
Loss before taxes and equity interest in
   joint venture ................................              (8,504,000)      (4,085,000)        (18,352,000)      (10,559,000)
Provision for income taxes ......................                 (27,000)             -               (83,000)              -
                                                              -----------      -----------        ------------      ------------
Loss before equity interest in joint venture ....              (8,531,000)      (4,085,000)        (18,435,000)      (10,559,000)
Equity interest in joint venture ................                  51,000          (36,000)            187,000           (91,000)
                                                              -----------      -----------        ------------      ------------
Net loss  .......................................             $(8,480,000)     $(4,121,000)       $(18,248,000)     $(10,650,000)
                                                              ===========      ===========        ============      ============
Net loss per share:
   Basic and diluted ............................             $     (0.25)     $     (0.13)       $      (0.54)     $      (0.34)
                                                              ===========      ===========        ============      ============
Weighted average common shares used in basic
   and diluted net loss per share computation ...              33,954,000       31,398,000          33,530,000        30,977,000

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                             IDENTIX INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (Unaudited)


                                                                                                    Nine months ended
                                                                                                        March 31,
                                                                                           ---------------------------------
                                                                                                 2001              2000
                                                                                           --------------     --------------
Cash flows from operating activities:
   Net loss .....................................................                           $(18,248,000)     $(10,650,000)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Depreciation .............................................                              1,333,000         1,178,000
       Gain on disposal of property and equipment ...............                                  7,000               -
       Amortization of intangible assets ........................                              2,815,000         3,083,000
       Amortization of deferred revenue .........................                             (5,329,000)       (3,518,000)
       Interest in joint venture ................................                               (187,000)           91,000
       Inventory reserves .......................................                                839,000           665,000
       Write-off of intangible assets ...........................                                971,000           154,000
       Allowance for doubtful accounts ..........................                                935,000           281,000
       Preferred stock and warrant expense ......................                              1,259,000               -
   Changes in assets and liabilities
       Restricted cash ..........................................                             (2,159,000)              -
       Accounts receivable ......................................                              1,861,000          (982,000)
       Inventories ..............................................                               (329,000)         (987,000)
       Prepaid expenses and other assets ........................                             (1,743,000)         (417,000)
       Accounts payable .........................................                              2,419,000        (2,043,000)
       Accrued compensation .....................................                               (422,000)          515,000
       Other accrued liabilities ................................                                310,000           (70,000)
       Deferred revenue .........................................                              6,114,000         4,506,000
                                                                                           --------------     --------------
   Net cash used for operating activities .......................                             (9,554,000)       (8,194,000)
                                                                                           --------------     --------------
Cash flows from investing activities:
   Capital expenditures .........................................                             (2,153,000)       (1,829,000)
   Additions and deletions to intangibles and other assets ......                             (1,593,000)         (230,000)
                                                                                           --------------     --------------
   Net cash used for investing activities .......................                             (3,746,000)       (2,059,000)
                                                                                           --------------     --------------
Cash flows from financing activities:
   Borrowings under bank lines of credit ........................                              4,914,000         1,849,000
   Payments under bank lines of credit ..........................                             (5,344,000)       (5,190,000)
   Principal payments on short-term note ........................                                    -            (200,000)
   Proceeds from sales of common and preferred stock ...........                               7,958,000        18,508,000
                                                                                           --------------     --------------
   Net cash provided by financing activities ....................                              7,528,000        14,967,000
                                                                                           --------------     --------------
Net increase (decrease) in cash and cash equivalents ............                             (5,772,000)        4,714,000
Cash and cash equivalents at period beginning ...................                             15,620,000         3,013,000
                                                                                           --------------     --------------
Cash and cash equivalents at period end .........................                           $  9,848,000      $  7,727,000
                                                                                           ==============     ==============
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest .....................                           $     85,000      $    108,000

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                             IDENTIX INCORPORATED
                       NINE MONTHS ENDED MARCH 31, 2001
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-K. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2001.

     Certain prior year's amounts have been reclassified to conform to the current years' presentation.

2.   Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following (unaudited):

                                                                                     March 31,            June 30,
                                                                                  ---------------------------------
                                                                                       2001                 2000
                                                                                  ------------         ------------
     Purchased parts and materials ...........................                    $  1,995,000         $  2,141,000
     Work-in-process .........................................                       1,403,000              860,000
     Finished goods, including spares ........................                       1,272,000            2,179,000
                                                                                  ------------         ------------
                                                                                  $  4,670,000         $  5,180,000
                                                                                  ============         ============

     The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the three months ended March 31, 2001, the Company provided for $758,000 for obsolete and excess inventory primarily related to the introduction and end of life of certain Imaging products. This amount includes a charge of $675,000 as discussed in Note 5. During the nine months ended March 31, 2001, the Company physically disposed of $330,000 of inventory, which had been provided for at June 30, 2000. In addition, the Company sold $428,000 of inventory that had been fully provided for at June 30, 2000.

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

     The proceeds from the sale of the Series A Preferred Stock will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division. At March 31, 2001, the remaining proceeds from this sale are presented within restricted cash on the accompanying balance sheets.

4.   Sale of Common Stock

     On December 22, 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. pursuant to which, the Company sold, on January 2, 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $2,000,000. In accordance with the Common Stock Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The proceeds from the sale of the common stock will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division. At March 31, 2001, proceeds from this sale are presented within restricted cash on the accompanying balance sheets.

5.   Significant Charges

     During the three months ended March 31, 2001, the Company took charges totaling $2,356,000 consisting of (i) $971,000 for the write-off of certain ANADAC intangible assets related to products that the Company no longer plans to market; recorded within write-off of intangible and other assets
     (ii) $876,000 for the write-down of inventory and demonstration equipment related primarily to the introduction and end-of-life of certain Imaging products; $675,000 is recorded within cost of product revenues and $201,000 is recorded within write-off of intangible and other assets, and (iii) $509,000 to establish an allowance for doubtful accounts primarily related to specific ANADAC and Imaging accounts receivable; recorded within general and administrative expenses.

6.   Earnings Per Share

     Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including redeemable convertible preferred stock as well as stock options and warrants, using the treasury stock method.

     Following is the calculation of basic and diluted net loss per share for the periods presented (unaudited):

                                                  Three months ended                       Nine months ended
                                                       March 31,                                March 31,
                                            -------------------------------         ----------------------------------
                                                2001               2000                 2001                  2000
                                            -----------         -----------         ------------          ------------
Net loss ...............................    $(8,480,000)        $(4,121,000)        $(18,248,000)         $(10,650,000)
                                            -----------         -----------         ------------          ------------
Shares used in computing net loss
per share:
   Basic and Diluted ...................     33,954,000          31,398,000           33,530,000            30,977,000
                                            -----------         -----------         ------------          ------------
Net loss per share:
   Basic and Diluted ...................    $     (0.25)        $     (0.13)        $      (0.54)         $      (0.34)
                                            ===========         ===========         ============          ============

     At March 31, 2001, there were redeemable convertible preferred stock, options and warrants to purchase 6,866,000 common stock. Options and warrants outstanding during the three and nine months ended March 31, 2001 and 2000, were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

7.   Comprehensive Loss

     Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

8.   Reportable Segments Data

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

                                                              Three months ended                        Nine months ended
                                                                   March 31,                                 March 31,
                                                      ---------------------------------          ---------------------------------
                                                           2001                 2000                 2001                 2000
                                                      ------------         ------------          ------------         ------------
Total revenues:
   Imaging .............................               $ 5,595,000         $  4,802,000          $ 19,588,000         $ 15,377,000
   Security ............................                 2,279,000            2,767,000             5,901,000            6,689,000
   Government Services .................                13,298,000           10,781,000            40,387,000           33,120,000
   Elimination of inter-segment revenues                (1,187,000)            (770,000)           (3,298,000)          (2,613,000)
                                                      ------------         ------------          ------------         ------------
                                                       $19,985,000         $ 17,580,000          $ 62,578,000         $ 52,573,000
                                                      ============         ============          ============         ============
Depreciation and amortization:
   Imaging .............................               $   258,000         $    221,000          $    778,000         $    863,000
   Security ............................                   936,000              951,000             2,793,000            2,804,000
   Government Services .................                   174,000              204,000               577,000              594,000
                                                      ------------         ------------          ------------         ------------
                                                       $ 1,368,000         $  1,376,000          $  4,148,000         $  4,261,000
                                                      ============         ============          ============         ============
Interest and other income, net:
   Imaging .............................               $    51,000         $      2,000          $    216,000         $    168,000
   Security ............................                    92,000                4,000               384,000               46,000
   Government Services .................                    96,000               30,000               345,000               82,000
   Fingerprinting Services .............                    76,000               52,000               213,000              164,000
                                                      ------------         ------------          ------------         ------------
                                                       $   315,000         $     88,000          $  1,158,000         $    460,000
                                                      ============         ============          ============         ============
Interest expense:
   Imaging .............................               $       -           $      4,000          $        -           $     20,000
   Security ............................                       -                    -                     -                 14,000
   Government Services .................                    21,000               27,000                85,000               74,000
                                                      ------------         ------------          ------------         ------------
                                                       $    21,000         $     31,000          $     85,000         $    108,000
                                                      ============         ============          ============         ============
Net income (loss):
   Imaging .............................               $(1,656,000)        $ (1,055,000)         $ (1,047,000)        $ (2,038,000)
   Security ............................                (5,816,000)          (3,108,000)          (17,143,000)          (9,353,000)
   Government Services .................                (1,135,000)              26,000              (457,000)             668,000
   Fingerprinting Services .............                   127,000               16,000               399,000               73,000

                                                                  --------------     -------------   -------------    ------------
                                                                    $(8,480,000)     $(4,121,000)    $(18,248,000)    $(10,650,000)
                                                                  ==============     =============   =============    ============
Capital expenditures:
   Imaging........................................................  $   471,000      $   637,000     $  1,038,000     $  1,485,000
   Security.......................................................      388,000           57,000          703,000          198,000
   Government Services............................................      105,000           81,000          412,000          146,000
                                                                  --------------     -------------   -------------    ------------
                                                                    $   964,000      $   775,000     $  2,153,000     $  1,829,000
                                                                  ==============     =============   =============    ============

                                                                          March 31,                     June 30,
                                                                  ------------------------    --------------------------
                                                                           2001                          2000
                                                                  ------------------------    --------------------------
Identifiable assets:
   Imaging........................................................             $22,815,000                   $31,042,000
   Security.......................................................              33,669,000                    32,987,000
   Government Services............................................              20,478,000                    19,489,000
                                                                  ------------------------    --------------------------
                                                                               $76,962,000                   $83,518,000
                                                                  ========================    ==========================

9.  Foreign Operations Data

    In geographical reporting, revenues and identifiable assets are attributed to the geographical location of the sales and service organizations as follows (unaudited):

                                                                     Three months ended             Nine months ended
                                                                         March 31,                      March 31,
                                                              ------------------------------    --------------------------
                                                                    2001            2000           2001           2000
                                                              --------------    ------------    -----------    -----------
Total revenues:
   North America..............................................   $19,023,000     $16,811,000    $59,757,000    $50,031,000
   International..............................................       962,000         769,000      2,821,000      2,542,000
                                                              --------------    ------------    -----------    -----------
                                                                 $19,985,000     $17,580,000    $62,578,000    $52,573,000
                                                              ==============     ===========    ===========    ===========
                                                                 March 31,        June 30,
                                                              --------------     -----------
                                                                    2001            2000
                                                              --------------     -----------
Identifiable assets:
   North America..............................................   $75,624,000     $81,043,000
   International..............................................     1,338,000       2,475,000
                                                              --------------     -----------
                                                                 $76,962,000     $83,518,000
                                                              ==============     ===========


10.  Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective for the Company in the fourth quarter of fiscal 2001. The potential impact of implementing SAB 101 on the Company's financial position or results of operations is still being assessed by management and was unknown at March 31, 2001. However, since the implementation of SAB 101 could result in changes to the timing of the Company's revenue recognition, its effect could be material and adverse to the Company's financial position and results of operations in the period of implementation.


11.  Bank Covenant Waiver

At March 31, 2001, the Company was in default of one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant. At March 31, 2001, there were no amounts outstanding under the bank line of credit.


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

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") is a leader in designing, developing, manufacturing and marketing comprehensive biometric technology based solutions for security, fraud prevention, law enforcement and other applications. Identix's products and services are classified into business segments: (i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images directly from an individual's fingers for law enforcement and other applications; and (iii) information technology, engineering and management consulting services primarily to government agencies ("Government Services"). These solutions employ the Company's industry leading optical fingerprint capture technologies, its proprietary algorithms and customizable application software suites. Identix's technologies and know-how enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Government Services through ANADAC, Inc. ("ANADAC"), a wholly owned subsidiary of the Company. The Company provides fingerprinting services through Sylvan/Identix Fingerprinting Centers, LLC ("SIFC"), a joint venture with Sylvan Learning Systems, Inc.

     In July 2000, the Company formed itrust, a new division within Identix, in conjunction with an investment of $3,750,000 by its initial partner, Motorola Incorporated. The itrust division is to offer security and content management solutions for the wireless web, internet and intranet markets.

RESULTS OF OPERATIONS

Revenues
--------

     Revenues for the three and nine months ended March 31, 2001 were $19,985,000 and $62,578,000 compared to $17,580,000 and $52,573,000, respectively, for the same periods in the prior fiscal year. The increase in revenues of 14% and 19% for the three and nine months ended, respectively, was due to increases in both product and services revenues. In the three and nine months ended March 31, 2001, the Company had one customer, the U.S. Department of Defense ("DOD"), which accounted for 41% and 45% respectively, of total revenue.

     Product revenues were $7,874,000 and $25,489,000 for the three and nine months ended March 31, 2001, compared to $7,569,000 and $22,066,000 for the same periods in the prior fiscal year. For the three and nine months ended March 31, 2001, the increase in product revenues of 4% and 16%, respectively, was due to an increase in Imaging revenues, primarily from live-scan system shipments and customer service programs.

     International sales accounted for $962,000 and $2,821,000 or 12% and 11%, respectively, of the Company's product revenues for the three and nine months ended March 31, 2001 compared to $769,000 and $2,542,000 or 10% and 12%
respectively, for the same periods in the prior fiscal year. The increase in international sales for the three and nine months was primarily due to an increase in sales of Security products that have traditionally accounted for a majority of the Company's international revenue. The Company expects international sales to continue to represent a large portion of product revenues although the percentage may fluctuate from period to period. Identix's international sales are predominately denominated in

U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $12,111,000 and $37,089,000 for the three and nine months ended March 31, 2001 compared to $10,011,000 and $30,507,000 for the same periods in the prior fiscal year. The increase in services revenues of 21% and 22% for the three and nine months ended March 31, 2001, respectively, was primarily related to revenues recognized for equipment shipments to the NAVSEA Chief Information Office and revenue from the U.S. Navy Special Warfare Contract. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For the three and nine months ended March 31, 2001, revenues directly from the DOD and from other
U. S. government agencies accounted for 90% of the Company's total services revenues compared to 85% and 90% respectively, for the same periods in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from time-and-materials ("T&M") contracts and from firm fixed-price ("FFP") contracts. During the three and nine months ended March 31, 2001, the Company derived 96% and 95% respectively, of its services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 4% and 5% respectively, of its services revenues for the three and nine months ended March 31, 2001. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. ANADAC is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

     Gross margin on product revenues was 31% and 38% for the three and nine months ended March 31, 2001, as compared to 39% and 40% respectively, for the same periods in the prior fiscal year. The decrease in gross margin for the three months ended March 31, 2001 compared to the prior year period was primarily due to charges against cost of product revenues of $675,000 for write-downs in inventory of (i) certain imaging products related primarily to the introduction of the TouchPrint 2000 and the end of life of the TouchPrint 600 and related products, and (ii) certain security products due to inventory in excess of expected demand. During the three and nine months ended March 31, 2000, charges were made against cost of product revenues of $85,000 and $524,000 respectively, for write downs in inventory of certain physical access security products due to market price pressures. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 15% and 14% for the three and nine months ended March 31, 2001, as compared to 10% and 12% for the same periods in the prior fiscal year. The increase in gross margin for the three months and nine months ended March 31, 2001 compared to the prior year periods was primarily due to lower fixed costs and increases in revenues.

Research, Development and Engineering
-------------------------------------

     Research, development and engineering expenses were $2,758,000 or 35% and $7,309,000 or 29% of product revenues for the three and nine months ended March 31, 2001, compared to $2,249,000 or 30% and $6,213,000 or 28% of product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses for the three and nine months was primarily due to the addition of engineering staff, consultants and related expenses to further develop the Company's itrust service solutions, Security products and Imaging products. Management believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to be a substantial expense in future quarters.

Marketing and Selling
---------------------

     Marketing and selling expenses were $4,291,000 or 21% and $11,764,000 or 19% of total revenues for the three and nine months ended March 31, 2001, compared to $2,647,000 or 15% and $7,801,000 or 15% of total revenues for the same periods in the prior fiscal year. The increase in marketing and selling expenses was primarily due to increased staffing and promotional costs for Security products, Imaging products and itrust services solutions.

General and Administrative
--------------------------

     General and administrative expenses were $3,949,000 or 20% and $10,199,000 or 16% of total revenues for the three and nine months ended March 31, 2001, compared to $2,363,000 or 13% and $6,745,000 or 13% of total revenues for the same periods in the prior fiscal year. The increase in general and administrative expenses for the three and nine months ended March 31, 2001 as compared to the prior year periods was primarily due to an increase in staffing and other related administrative expenses to support growth in operations, primarily in the Security business which includes the itrust division, and the development of supporting infrastructure. In addition, during the three months ended March 31, 2001, the Company took a charge of $509,000 to establish an allowance for doubtful accounts primarily related to specific ANADAC and Imaging accounts receivable. The Company also took a charge of $971,000 for the write-off of certain ANADAC intangible assets related to products the Company no longer plans to market.

Write-off of Intangible and Other Assets
----------------------------------------

     Write-off of intangible and other assets were $1,172,000 for the three and nine months ended March 31, 2001, which represented 6% and 2% of total revenue respectively, compared to nil and $154,000 for the same periods in the prior fiscal year. The write-off of intangible and other assets for the three and nine months ended March 31, 2001 was due to $971,000 for the write-off of certain ANADAC intangible assets related to products that the Company no longer plans to market, and (ii) $201,000 for the write-down of engineering prototypes and demonstration equipment related to the introduction and end-of-life of certain Imaging products. For the nine months ended March 31, 2000, the write-off of intangible and other assets of $154,000 was for certain physical access Security products that the Company ceased marketing.

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

Interest and Other Income (Expense), Net
----------------------------------------

     For the three and nine months ended March 31, 2001, interest and other income (expense), net was $315,000 and $1,158,000 respectively, compared to $88,000 and $460,000 for the same periods in the prior fiscal year. The increase in interest and other income (expense), net was primarily related to an increase in interest income generated from investing the proceeds from the sales of both common and preferred stock.

Interest Expense
----------------

     Interest expense was $21,000 and $85,000 for the three and nine months ended March 31, 2001 compared to $31,000 and $108,000 for the same periods in the prior fiscal year and was primarily due to borrowings under the ANADAC Line of Credit. The weighted average interest rate paid on borrowings under the ANADAC Line of Credit during the three months ended March 31, 2001 was 8.5%.

Income Taxes
------------

     The Company recorded income tax provisions of $27,000 and $83,000 for the three and nine months ended March 31, 2001, which consisted of certain state franchise taxes. Income tax provisions for the three and nine months ended March 31, 2000, were immaterial.

Equity Interest in Joint Venture
--------------------------------

     The equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three and nine months ended March 31, 2001, the equity interest in joint venture was income of $51,000 and $187,000 respectively, compared to losses of $36,000 and $91,000 for the same periods in the prior fiscal year. The increase in the equity interest was due to an increase in net income of SIFC.

Liquidity and Capital Resources
-------------------------------

     The Company financed its operations during the nine months ended March 31, 2001 primarily from working capital and from the proceeds of the sale of preferred and common stock. As of March 31, 2001, the Company's principal sources of liquidity consisted of $26,503,000 of working capital, including $9,848,000 in cash and cash equivalents, $2,159,000 of restricted cash, and $11,342,000 available for future borrowings under bank lines of credit. The restricted cash is to be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.

     The Identix Line of Credit is a $7,500,000 bank line of credit collateralized by the property of Identix. Under the bank line of credit, the Company may borrow up to 80% of eligible accounts receivable and amounts drawn bear interest at the bank's prime rate of interest plus one half of one percent (9% at March 31, 2001). The line of credit expires on June 20, 2001. At March 31, 2001, there was no amount outstanding and $5,908,000 was available under the Identix Line of Credit. The Identix

Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock. At March 31, 2001, the Company was in default on one of its bank line of credit covenants. The Company has obtained a waiver of default from the bank for the breach of the covenant.

     The ANADAC Line of Credit is a $6,000,000 bank line of credit collateralized by ANADAC's accounts receivable and certain other assets. Under the ANADAC Line of Credit, ANADAC may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (8.5% at March 31, 2001). The line of credit expires on June 30, 2001. At March 31, 2001, no amount was outstanding and $5,434,000 was available under the ANADAC Line of Credit. The ANADAC Line of Credit agreement contains financial and operating covenants and the Company was in compliance with all such covenants at March 31, 2001.

     The Company used cash for operating activities of $9,554,000 during the nine months ended March 31, 2001 as compared to $8,194,000 for the same period in the prior fiscal year. The primary use of cash for the nine months ended March 31, 2001 was due to (i) the net loss of $18,248,000 which includes a one-time non-cash charge for preferred stock and warrant expense of $1,259,000, amortization of intangible assets of $2,815,000 and depreciation of $1,333,000, and (ii) an increase in restricted cash of $2,159,000 and prepaid expenses and other assets of $1,743,000, partially offset by an increase in accounts payable of $2,419,000 and a decrease in accounts receivable of $1,861,000. The primary use of cash during the nine months ended March 31, 2000 was due to (i) the net loss of $10,650,000 which includes amortization of intangible assets of $3,083,000, depreciation of $1,178,000 and an increase in the inventory reserve of $665,000, (ii) a decrease in accounts payable of $2,043,000, (iii) an increase in inventory of $987,000, which was partially offset by an increase in deferred revenue of $988,000 and a decrease in accrued compensation of $515,000.

     The Company used cash of $3,746,000 for investing activities during the nine months ended March 31, 2001 consisting of purchases of property and equipment of $2,153,000 and additions to intangible assets of $1,593,000. During the nine months ended March 31, 2000, the Company used cash of $2,059,000 for investing activities primarily for the purchase of property and equipment of $1,829,000.

     The Company generated cash of $7,528,000 from financing activities during the nine months ended March 31, 2001 as compared to $14,967,000 for the same period in the prior fiscal year. Financing activities for the nine months ended March 31, 2001, consisted of proceeds from the sale of preferred stock and a warrant of $3,702,000, net of issuance costs, the sale of common stock of $4,256,000, partially offset by net repayments of $430,000 against the ANADAC line of credit. Financing activities during the nine months ended March 31, 2000, consisted of proceeds from the sales of common stock and warrants of $18,508,000, net of issuance costs, partially offset by net repayments of $3,341,000 against the Company's lines of credit.

     The Company had capital expenditure commitments of $4,278,000 as of March 31, 2001, primarily for leasehold improvements and furniture in connection with new offices for Identix and ANADAC. The furniture and other equipment is expected to be financed under operating leases.

     The Company believes that cash flows from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001. In January 2001, the Company received net cash proceeds of $2,000,000 from the sale of common stock (see Note 4 of Notes to Consolidated Financial Statements). However, the Company will need to raise, in the next 12 months, additional equity or debt financing to meet its working capital or capital equipment needs. Additionally, each of Identix and ANADAC will need to extend existing lines of credit or negotiate new lines of credit on or prior to June 20, 2001 and June 30, 2001, respectively. There can be no assurance that the Company will be able to obtain such financing, extend existing lines of credit or negotiate new lines of credit, or that the terms of financing or credit lines will be favorable to the Company. In addition, the Company may seek to obtain additional equity financing from possible strategic partners interested in establishing a relationship with the Company's itrust division.

Recent Accounting Pronouncements
--------------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as amended is effective for the Company in the fourth quarter of fiscal 2001. The potential impact of implementing SAB 101 on the Company's financial position or results of operations is still being assessed by management and was unknown at March 31, 2001. However, since the implementation of SAB 101 could result in changes to the timing of the Company's revenue recognition, its effect could be material and adverse to the Company's financial position and results of operations in the period of implementation.

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

We face intense competition from other biometric solution providers as well as
------------------------------------------------------------------------------
identification and security systems providers.
----------------------------------------------

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with our Security products. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. The biometric security market is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market and become significant long-term competitors.

     Our Imaging products face intense competition from a number of competitors who are actively engaged in developing and marketing livescan products, including Visionics Corporation, Heimann Biometric Systems GmbH and Printrak International Inc.

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


Future growth depends in part on the success of itrust, a relatively new
------------------------------------------------------------------------
division with no operating history; anticipation of future losses.
------------------------------------------------------------------

     A portion of the Company's future growth will depend on the success of the Company's itrust division. itrust was formed in July 2000 and has no operating history. itrust's success will depend on many factors, including, but not limited to: the ability of the Company to form additional strategic partnerships that will contribute technical and commercial value to itrust and contribute to the division's growth; the demand for the Company's Security products and itrust services; the ability of the

Company to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and itrust services, and the ability and willingness of it's collaborative partners such as Motorola, Inc. and VeriSign, Inc. to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products and itrust services; the levels of competition in the space for Internet and Wireless Web security services; the perceived need for secure communications and commerce in such markets; the Company's ability to successfully introduce new products and services; and the ability of the Company to expand it's operations and attract integrate, retain and motivate qualified sales, marketing, and research and development personnel. In addition, the Company has experienced net losses in each of the past two fiscal years and itrust is not expected to contribute significant revenues to the Company in the foreseeable future. At the same time, however, the Company will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust's business plan. In part because of the significant investment the Company will make in itrust, the Company expects to incur substantial additional losses in the foreseeable future.

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

The biometrics industry is characterized by rapid technological change and
--------------------------------------------------------------------------
evolving industry standards, which could render existing products obsolete.
---------------------------------------------------------------------------

     Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements thereto in order to address the changing, sophisticated needs of the marketplace. Material delays in introducing new products and services and enhancements thereto or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases and of our products and services and purchase those of our competitors.

Our financial and operating results often vary significantly from quarter to
----------------------------------------------------------------------------
quarter and may be negatively affected by a number of factors.
--------------------------------------------------------------

The following are some other reasons why our financial and operating results may fluctuate from quarter to quarter:

     .    downturns in the US, North American or international economies

     . reduced demand for products and services caused by a competitor's price reductions, the introduction of new competitors, or the introduction of enhanced products or services from new or existing competitors

     . reduced pricing and/or increased spending in response to competition or new market opportunities

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

     .    litigation costs

     .    expenses related to acquisitions

     .    other one-time financial charges

     .    the lack of availability or increase in cost of key components

     . the inability to successfully manufacture in volume certain of the Company's products that may contain complex designs and components.

Additionally, certain of our Imaging products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result.

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

     For the year ended June 30, 2000, we derived approximately 82% of our services revenue from time and materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency has not yet audited ANADAC for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operation.


We rely in part upon  OEM  and distribution partners to distribute our products
-------------------------------------------------------------------------------
and may be adversely affected if those parties do not actively promote our
--------------------------------------------------------------------------
products or pursue installations that use our equipment.
--------------------------------------------------------

     A significant portion of our product revenues comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships are formalized in agreements; however, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

     We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

We rely heavily on products and services provided by International Technology
-----------------------------------------------------------------------------
Concepts, Inc. ("IT Concepts")
------------------------------

     Both our Imaging and Security Divisions purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. itrust is also working with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require the company to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

The success of our strategic plan to pursue sales in and source significant
----------------------------------------------------------------------------
research, development and engineering services from international markets may be
--------------------------------------------------------------------------------
limited by risks related to socio-economic and political conditions in such
---------------------------------------------------------------------------
markets.
--------

     For the fiscal year ended June 30, 2000, we derived approximately 14% of our product revenues from international sales. We currently have a local presence in Singapore, Brazil, Britain and Switzerland. We rely on products and services provided by IT Concepts which in turn relies on research development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

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

     . loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks

     .    the overlap of different tax structures

     .    seasonal reductions in business activity

     .    risks of increases in taxes and other government fees

     .    involuntary renegotiations of contracts with foreign governments

     In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results and stock price.

We will need to raise additional debt or equity financing in the next twelve
----------------------------------------------------------------------------
months.
-------

     As of March 31, 2001, we had $26,503,000 in working capital, which included $12,007,000 in cash and cash equivalents and restricted cash. In addition, we had $5,908,000 available under the Identix Bank Line of Credit, which has been renewed to June 20, 2001, and ANADAC had $5,434,000 available under the ANADAC Bank Line of Credit, which has been renewed to June 30, 2001. While the Company believes that cash flow from operations, together with existing working capital and two existing bank lines of credit, will be adequate to fund the Company's cash requirements through fiscal 2001, we will need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional equity or debt financing and if successful in securing additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have a severe negative impact on our financial performance and stock price.

One stockholder owns a significant portion of our stock and may delay or prevent
--------------------------------------------------------------------------------
a change in control or adversely affect the stock price through sales in the
----------------------------------------------------------------------------
open market.
------------

     As March 31, 2001, the State of Wisconsin Investment Board owned approximately 11% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single shareholder or otherwise could adversely affect our stock price.

Our products and certain of our services are complex, may contain undetected or
-------------------------------------------------------------------------------
unresolved defects when sold or may not meet customer's performance criteria,
-----------------------------------------------------------------------------
and may be difficult to successfully manufacture in volume.
-----------------------------------------------------------

     Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers may make the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurred in products or services (such as itrust services ) that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

     If a product or service fails to meet performance criteria, we may delay recognizing revenue associated with a product or service and face higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

Failure by us to maintain the proprietary nature of our technology, products and
--------------------------------------------------------------------------------
manufacturing processes could have a material adverse effect on the Company's
-----------------------------------------------------------------------------
business, operating results, financial condition and stock price and on the
---------------------------------------------------------------------------
Company's ability to compete effectively.
-----------------------------------------


     We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted there under will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

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

If we fail to adequately manage growth of our business, it could have a severe
------------------------------------------------------------------------------
negative impact on our financial results or stock price.
--------------------------------------------------------

     We believe that in order to be successful we must grow . In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Significant growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth we experience effectively.

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

Loss of current senior executives and key technical, marketing and sales
------------------------------------------------------------------------
personnel would adversely affect our business.
----------------------------------------------

     Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive. We are dependent on the services of certain key personnel, including the following:

     . Robert McCashin, Chairman of the Board and Chief Executive Officer, has nearly 30 years of domestic and international marketing and leadership experience and plays a key role in heading the Company, its Board of Directors and its Senior Management team.

     .    James P. Scullion, President and Chief Operating Officer, and Daniel
          F. Maase, Vice President and Chief Technical Officer, Imaging Division, have a combined total of 23 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally and Mr. Scullion plays a major role in the execution of Identix's strategic plan.

     . Erik Prusch, Chief Financial Officer, plays a key role in running the finance, accounting and treasury operations of the Company.

     . Grant Evans, Executive Vice President itrust Global Strategy, has a central role in the Company's itust division global marketing strategy.

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

     Item 2.  Changes in Securities

          In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In accordance with the Securities Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws, however, Motorola has demand registration rights, which were effective January 7, 2001.

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

          On December 22, 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. pursuant to which, the Company sold, on January 2, 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $2,000,000. In accordance with the Common Stock Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The proceeds from the sale will be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust division.

     Item 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  Exhibit
                  Number         Description

                  10.36          Employment Agreement between Identix and Erik
                                 E. Prusch dated April 2, 2001

              (b) During the three months ended March 31, 2001, no reports were filed on Form 8-K.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Gatos, State of California, on May 11, 2001.

                                        IDENTIX INCORPORATED

                                        BY:     /s/ Erik E. Prusch
                                           ------------------------------------
                                                Erik E. Prusch
                                                Chief Financial Officer