Form 10-K
period 2001-06-30
IDENTIX INC
filed 2001-09-28
CIK 735780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

 (Mark one)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER: 1-9641
                             ---------------------
                              IDENTIX INCORPORATED
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-2842496
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)
   100 COOPER COURT, LOS GATOS, CALIFORNIA                         95032
   (Address of principal executive offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (408) 335-1400

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on September 4, 2001, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $134,357,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's common stock on September 4, 2001 was 36,622,069.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held October 25, 2001 are incorporated by reference in Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              IDENTIX INCORPORATED
                            YEAR ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
Item 1.    Business....................................................     2
Item 2.    Properties..................................................    26
Item 3.    Legal Proceedings...........................................    26
Item 4.    Submission of Matters to a Vote of Security Holders.........    26

PART II
Item 5.    Market for the Company's Common Stock and Related
           Stockholder Matters.........................................    28
Item 6.    Selected Financial Data.....................................    30
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    31
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    38
Item 8.    Financial Statements and Supplementary Data.................    39
Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    64

PART III
Item 10.   Directors and Executive Officers of the Registrant..........    64
Item 11.   Executive Compensation......................................    64
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    64
Item 13.   Certain Relationships and Related Transactions..............    64

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    64

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

OVERVIEW

     Identix Incorporated ("Identix" or the "Company") provides leading-edge authentication security platforms and solutions for commercial and government marketplaces. The Company offers hardware, software and consulting services to protect information, control access, and maintain privacy and trust. A world leader in biometric technology, Identix believes it has more fingerprint biometric installations worldwide than any other company. Identix' products and services are classified into three groups: (i) biometric security ("Security") solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint including itrust(TM), Identix' Security software solution that integrates authentication, access rights and administration as a managed network security service to safeguard information sharing and data transfer on open wired and wireless networks; (ii) biometric imaging ("Imaging") solutions that electronically capture forensic quality fingerprint images that can be transmitted to Automated Fingerprint Identification Systems ("AFIS"); and (iii) information technology, engineering and consulting services, including the installation and integration of Identix products primarily to public sector agencies. The Company's solutions employ industry leading optical fingerprint capture technologies, proprietary algorithms and customizable application software suites. Identix' technologies and intellectual property enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides Public Sector Services through Identix Public Sector, Inc. ("IPS"), a wholly owned subsidiary of the Company (formerly ANADAC, Inc.). Identix also formed a joint venture, Sylvan/Identix Fingerprinting Centers, LLC (" SIFC"), in September 1997 with Sylvan Learning Systems, Inc. ("Sylvan"), for the purpose of providing fingerprinting services for a variety of civilian applications. In June 2001, Identix launched its first itrust Security solution offering. itrust is supported in part by Motorola, Inc. ("Motorola") and VeriSign Capital Management, Inc. ("VeriSign") investments in Identix.

BIOMETRIC INDUSTRY OVERVIEW

     The analysis of unique biological characteristics of an individual, also known as biometrics, is being used increasingly for identification and verification purposes. Examples of unique biological characteristics that can be used to identify an individual include fingerprints, retinal blood vessel or iris patterns of the eye, signature, hand geometry, voice and facial structure. Among these, Identix believes fingerprint analysis has gained the most widespread use for biometric identification and verification purposes. Fingerprint analysis is an accurate and reliable method to distinguish one individual from another, employs well-developed and proven technology and processes and is viewed as less intrusive relative to certain other biometric identification methods. The process of capturing, storing, retrieving and comparing fingerprints has become increasingly automated as a result of advances in optics, electronics and computing. These advances, coupled with a significant decrease in the size and cost of the technology, have enabled fingerprint verification technology to be used to confirm an individual's identity for a variety of commercial and governmental applications. According to International Data Corporation's ("IDC") latest market research report on the biometric industry, Identix was distinguished as the leading provider of biometric technology solutions and specifically biometric fingerprint identification solutions.

  SECURITY SOLUTIONS AND ITRUST

     The costs of fraud are estimated to be in the billions of dollars each year in the United States alone. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as problematic. According to Stamford, CT-based Gartner, Inc., the market for business-to-business transactions is expected to increase from $148 billion in 1999 to $7.3 trillion by 2004; but this growth assumes that companies can reliably and securely conduct business electronically. Accordingly, the ability to verify the identity of a specific individual is of critical importance in reducing acts of fraud and increasing security. Additionally, the U.S. Government is promulgating legislation related to ensuring the privacy of certain records in both the healthcare and financial industries. Each day an individual is required to identify himself numerous times with something the individual has in his possession or with the knowledge of certain information, such as: magnetic stripe cards and Personal Identification Numbers ("PIN") to transact business at Automatic Teller Machines ("ATM") or point-of-sale ("POS") terminals; passwords to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver's license to write a check or transact business at a bank.

     Common verification methods generally cannot provide positive identification of the actual individual. Keys, credit cards, ATM cards and card keys can be lost or stolen. Passwords, account numbers or other information used for identity verification can be forgotten, divulged to or intercepted by unauthorized users through electronic means and otherwise. In the workplace time-and-attendance information can be improperly altered by an employee punching a time card for a tardy or absent co-worker.

     The analysis of unique biological characteristics offers a more accurate method of verifying an individual's identity. Over the last decade, technological advances, including significant advances in imagers, high performance microprocessors and computer memory, have enabled the commercial development of equipment to read, record and analyze unique biometric data. Potential applications of biometric identification and verification systems span a broad range and include computer database and network access and security, computer software, intranet and Internet security, data sharing and management, electronic commerce, communications devices, POS terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, home security and automobiles. However, implementation of biometric equipment for these diverse applications may require network management software, customer-specific applications software and interfaces that allow integration with the customer's existing computer systems to provide complete biometric solutions.

  IMAGING SOLUTIONS

     Fingerprint images have emerged as an important means of identification and verification in both government and civilian markets. In law enforcement in particular, fingerprint identification is widely utilized and has been accepted by courts around the world. Historically, fingerprints have been collected using the traditional "ink-and-roll" process. The Federal Bureau of Investigation ("FBI") has said that it receives over 65,000 fingerprint cards each workday. Typically, this process starts at the local law enforcement agency where usually three or more complete sets of ink-and-roll prints are taken, one for the local agency, one for the state and one for the FBI. The fingerprint is then compared at the local agency, state and/or FBI with a database of fingerprints by means of AFIS, a computer-based system first developed in the 1970s, which uses minutiae-based recognition algorithms that detect fingerprint characteristics to accomplish fingerprint matching. Before AFIS can make the comparison, an ink-and-roll card is run through a scanner, which creates a digital image of the fingerprint. AFIS then compares the digital image with an existing database of fingerprints to identify an individual, if that individual's fingerprint is in the database, and at the same time, updates the database with that fingerprint image.

     While the advent of computerized AFIS systems significantly improved the ability to compare fingerprints against large databases of fingerprints, the manual process of collecting and mailing ink-and-roll cards to the agency that maintains AFIS and scanning the fingerprint image into AFIS has led to significant bottlenecks. In addition, the fingerprinting process can be complicated by a lack of cooperation of the person being fingerprinted, the need to take multiple sets of prints and operator error. Various agencies have reported that in excess of 30% of such cards are rejected because prints are smudged or applied incorrectly. If the FBI or state agency rejects the card, the local agency is often required to locate the individual, if possible, and have another set of fingerprints taken. As a result, the time between taking a set of fingerprints and receiving the results of the search may take several days, several weeks or longer.

     Live Scan biometric imaging systems, which electronically capture and digitize an image of the fingerprint directly from a person's finger, were developed to replace the manual ink-and-roll process. The digitized fingerprint image captured by the Live Scan system can then be compared with a database of stored fingerprint images by AFIS. If a state or federal agency can receive electronic fingerprint cards, then the image can be electronically relayed to that agency for comparison and the results can be returned to the local agency within minutes or hours. In addition, because the fingerprint images are captured electronically, multiple cards can be printed from one set of images, eliminating the need to roll the fingerprint numerous times. Live Scan systems also generally have quality assurance features that help reduce the chance of operator error during the fingerprinting process.

     A number of domestic and certain international law enforcement communities have converted or are in the process of converting from manual ink-and-roll fingerprint capture to Live Scan fingerprint capture. In the United States, the FBI has recently upgraded its Identification Division and in July 1999 announced that it has officially activated its new identification facility in West Virginia to receive a majority of fingerprint submissions electronically for matching on its new Integrated Automated Fingerprint System ("IAFIS"). This announcement by the FBI, coupled with increased automation at the federal and state levels, has prompted other federal, state and local agencies to adopt Live Scan systems as their primary method for conducting background and identification checks. Other federal agencies, including Immigration and Naturalization Service ("INS"), Internal Revenue Service, U.S. Drug Enforcement Agency, U.S. Marshals Service and the U.S. Secret Service use Live Scan systems to perform identification and background checks.

     The ability to capture a forensic quality fingerprint image electronically and compare that fingerprint with a database of fingerprint images also has important civilian (non-law enforcement) applications, such as conducting employee background checks for jobs in federal or state government, banking, airport, child care, stock brokers, other securities professionals, gaming or screening potential foster parents. Millions of fingerprint cards are taken each year in the United States for civilian purposes. Traditionally, local police stations have performed this service, with completed fingerprint cards submitted to state authorities or the FBI to perform a background investigation. This process usually takes several weeks to complete. In addition, if an ink-and-roll fingerprint card is rejected, an applicant must go through the process again, which can delay further an applicant's start date. In some cases, employers or agencies find themselves with such a backlog of applicants awaiting fingerprinting or results of the background check that they allow applicants to start the job without the background check being complete, placing the employer at risk if an applicant has a criminal record. The need for reliable and convenient fingerprint capture in a non-law enforcement environment and the need to streamline the background checking process have created a demand for Live Scan products and fingerprinting services.

THE IDENTIX SOLUTION

     The Company has developed leading-edge security and imaging solutions to protect proprietary information, prevent fraud and identity theft, identify criminals, control physical access, protect patient records and screen job applicants. Many of the Company's solutions employ industry leading optical fingerprint capture technologies, proprietary algorithms and customizable application software suites. Through the Company's itrust security solution, the Company has broadened the use of its Security solutions technologies to offer multi-authentication platforms coupled with access rights and administration functions for secure and trusted data sharing and transaction management services for Internet applications such as e-commerce over wired and wireless networks.

  SECURITY SOLUTIONS

     In the Security market, the Company provides a comprehensive line of integrated biometric fingerprint hardware and software solutions for a variety of applications, providing the Company's customers with significant improvements over traditional security and identification measures. The Company believes its biometric Security solutions are the most widely used in the world. Identix has sold biometric Security solutions to customers in over 40 countries through its worldwide network of sales offices and distributorships to provide complete biometric solutions for a wide variety of applications, including the following:

     Network security: Identix has and continues to develop a wide range of enterprise level security solutions for Personal Computers ("PC"), laptops, servers, Personal Digital Assistants ("PDA") and other emerging computer user needs. For example, Identix has developed a series of small, economical fingerprint readers in conjunction with enterprise security software which interfaces with Microsoft Windows 95/ 98/NT4/2000 as well as Novell networks. These products are marketed with leading PC and peripheral manufacturers including Compaq Computer Corp. ("Compaq"), Dell Computer Corp. ("Dell"), Toshiba Corporation ("Toshiba"), Key Tronic Inc. ("Key Tronic"), Cherry Corporation ("Cherry") and SCM Microsystems Inc. ("SCM Microsystems"). Identix believes it remains the only biometric security network solution operating with Windows 2000, which has received Microsoft certification, for both biometric hardware and software solutions.

     The City of Oceanside, California has incorporated Identix' enterprise level security solutions in 1,500 seats across its desktop Information Technology ("IT") network that accommodates a complexity of city bureaus and offices. Identix' enterprise level security solutions provide the City the ability to access multiple applications with a single function -- a fingerprint -- instead of several passwords. Using Identix' BioLogon(R) security solution software, the City can also share workstations and permit logons from anywhere on the network. Since the City of Oceanside implemented Identix' network security solution, it has eliminated 85 percent of its help-desk calls. Estimated savings produced from the reduction in help desk calls has more than offset the investment.

     The Florida State Supreme Court has incorporated Identix' fingerprint biometric security solutions to secure its 650 seat Wide Area Network ("WAN") enterprise-wide, which encompasses five District Courts of Appeal and the State Supreme Court. The State Supreme Court has deployed 650 Compaq Fingerprint Information Technology ("FIT") readers, which incorporate the Identix DFR 200 optical fingerprint reader, along with BioLogon, to secure the State Court's IT applications with fingerprint authentication data. The solution also integrates Novell Modular Authentication Services ("NMAS"), Network services software from Novell Inc. ("Novell") to deliver a single point of administration for managing, accessing and grading password and fingerprint biometric authentication methods.

     Confidentiality of patient records: Identix' Security solutions are being employed to secure access to confidential patient records by companies in the healthcare industry. Family Health Centers of San Diego ("FHCSD") has integrated Identix' BioLogon into the FHCSD's network applications for authentication of individual patient data transactions. Identix' biometric security solutions will help ensure that the Center complies with the rigorous confidentiality requirements of the Health Insurance Portability & Accountability Act ("HIPAA"). FHCSD is replacing password authentication across its WAN with Identix' BioTouch(TM) USB biometric fingerprint readers and Identix' BioLogon software for Windows 2000.

     Internet access: Identix' Security solutions are being employed to secure Internet access and usage. For example, CyberHouse Internet Cafe in Bergen, Norway, installed the Company's security solutions throughout its network to enroll cafe visitors with their credit information for easy, secure Internet access without passwords. CyberHouse anticipates that Identix' solutions will manage thousands of transactions monthly for authentication and secure credit transactions for customers.

     Bank transaction authorization: Three large international banks use the Company's Security solutions for transaction authorization. Chile-based Banco Falabella has adopted Identix' Security solutions to positively authenticate its customers prior to conducting transactions at its branch offices throughout the country. These solutions provide heightened security for its customers, while eliminating the need to remember cumbersome passwords. Initially, Banco Falabella has installed BioLogon software and fingerprint readers at teller windows in many of its banks. Customers are required to verify their identity via the fingerprint readers prior to performing a transaction. Additionally, the bank has integrated Identix' fingerprint technology into five Diebold ATM machines at select locations throughout Chile to replace PIN numbers for ATM transactions.

     Building access: Numerous organizations have installed the Company's Security solutions to secure building access, including the Pentagon and various other United States government agencies, banks and industrial plants. An unnamed major Las Vegas-based Casino has installed Identix' V20 fingerscan readers to secure the entrances to vital areas within its casinos. Depending on the location, the casino is securing access to many of its offices with Identix V20 readers, including IT offices, the cold room where computers are located, the PBX room and the cage and security offices. Access to these areas is accomplished via the touch of a finger. In addition to providing access, Identix' software applications have allowed the Casino to set up timers to let security know if count teams emptying slot machines have not logged back within the scheduled time and detect if a door has been propped open.

     Airport security: Identix' Security solutions have been chosen for use in pilot programs at Chicago International O'Hare Airport for general door access throughout the airport as well as to develop a universal air cargo security access system that is based on a combination of biometric identification and smart cards. Additionally, in an effort to increase aviation security, the House of Representatives passed legislation in October 2000 that would require criminal background checks for all people who apply for a job as a baggage and checkpoint security screener, or any job that will give them access to the airfield. The House Transportation and Infrastructure Committee was prompted to move legislation after hearing testimony last March citing that the turnover rate among security screeners ranged from 100 to 400 percent per year, and that many screeners did not have adequate security training. Seven national airports have installed Identix Touch Print Live Scan systems for applicant fingerprinting to assist the airports in meeting the compliance terms of the recently passed Airport Security Improvement Act of 2000. The airports include Baltimore/Washington International, Washington Dulles International, Ronald Reagan National, JFK International, Boston Logan International, Chicago O'Hare and Orlando International Airports.

     Time-and-attendance: Woolworth's Limited, a major Australian supermarket chain, uses the Company's Security solutions to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

     ATM service: Armaguard, an Australian armored car and cash carrying company, uses the Company's Security solutions to secure access for service personnel to approximately several hundred ATMs across Australia.

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

     The Company believes that success in the Security industry requires addressing the customers' needs by providing the necessary software applications and necessary interface to customers' legacy computer systems. The Company has and continues to develop systems management software to facilitate the deployment of our Security solution devices and to control and manage a distributed network using our Security solutions. This management software enables an authorized systems manager to limit, as desired, the scope of access of individuals and can create an audit trail of entries, alarms, enrollments, system changes and impostor attempts. The Company has also developed a number of customizable software applications to address specific customer's identification and verification requirements. These applications include:

     - BioLogon, a secure network-based solution for logging onto a Windows 95/98/NT4/2000 network from a Windows 95/98/NT4/2000 workstation as well as Novell based networks;

     - BioCard(TM), providing smart card support to BioLogon enabled networks;
       and

     - Software developer kits, which allow Identix networking solutions and technology to be integrated into other applications.

     The Company has developed solutions to interface Identix' Security products with smart card readers, Microsoft networks and Novell networks, and is working on developing interfaces for other network platforms.

In addition, the Company has also developed software to enable biometric authentication across remote networks, including intranets and the Internet.

     itrust Services: itrust, launched in July 2000, was established as a part of the Company's Security solution offerings and provides Internet access control platforms for wired and wireless transactions. Motorola and VeriSign have invested in Identix specifically to fund the development and marketing of the itrust Security solution. itrust is the Identix solution for safeguarding information sharing and data transfer on open wired and wireless networks. itrust integrates three of the most important aspects of security -- authentication, access rights and administration -- as a managed network security service. The Company believes itrust is ideal for financial services companies, to protect financial and legal transactions; healthcare organizations, to safeguard medical records and patient confidentiality; government agencies for internal network security and to protect citizen privacy and ensure the integrity of voting results; enterprises, to safeguard wired and wireless web transactions. itrust is intended to protect both the integrity of the network and the identity of the user, everywhere, anytime and from any device. Desktop computers, laptops and mobile devices share the same level of security.

     eWebIT Solutions Incorporated, the Systems Integration Division of Eclipsys Corporation ("eWebIT"), is the first customer licensed to use and commercialize Identix' itrust Access Server, a comprehensive access control security platform designed to safeguard information sharing and data transfer on open wired and wireless networks.

     eWebIT, a leading provider of solutions for enterprise application integration, composite web application development, master person indexing, and single sign-on will offer Identix' itrust Security solutions to its healthcare and non-healthcare industry clients. Increasingly, healthcare providers and payers are being required by standards bodies to meet new security requirements. Identix' itrust solutions are designed to safeguard the integrity of this data by providing an organization the tools to control and confirm who is on the other end of a transaction, grant that user access rights to particular resources on the network and keep a record of transactions as they occur.

  IMAGING SOLUTIONS

     In the Imaging market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint images and demographic data for various applications including law enforcement, immigration and civilian employment, screening and background checks.

     Law enforcement: Law enforcement and other government agencies in more than 30 states and four foreign countries have installed the Company's Imaging products. Identix Live Scan systems have been installed in state-wide law enforcement networks in California, Arizona, Texas, Illinois, Ohio, New Jersey, Maryland, Wisconsin and Georgia. Many large cities and counties also have installed networks of Identix TouchPrint Live Scan systems for law enforcement, including New York City Police Department, Cook County (Chicago) Sheriff's Department, Boston Police Department, San Francisco Police Department, Texas Department of Public Safety, King County, WA, Wayne County, MI, Detroit Police Department and Police Constabularies in England and Wales.

     Fingerprinting services for civilian application: Fingerprinting services for a variety of civilian applications are provided by SIFC. The partnership currently has over 100 locations nationwide and processes more than 300,000 applicants each year. The screening of applicants for various public programs are performed for the State of Illinois, California Department of Social Services, two major airlines, Chicago Public schools, Sears Roebuck and for banking and securities personnel at the American Banking Association and the National Association of Security Dealers.

     Immigration: The INS uses Identix' Imaging products to perform background checks on persons who enter the United States and persons seeking naturalization.

     Social services: Social service agencies in five states use Identix' Imaging products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

     Motor vehicle licensing: Five states use the Company's Imaging products to check whether driver's license applicants have received and/or had revoked a license under different names in that state.

     In order to meet the forensic quality standards required for identifying individuals from within large AFIS systems, the Company has applied its optics and image processing expertise to develop a system that it believes captures higher resolution and more accurate images than other available systems. The Identix TouchPrint Live Scan system produces rolled finger and "slap" (four fingers at once) images at 600 dots per inch and 500 dots per inch, respectively.

     The Company's Live Scan systems contain proprietary high-resolution printing technology and a number of proprietary software features, including data management software and software for digitizing and processing fingerprint data in accordance with FBI standards. The Company's expertise in networking and systems integration has allowed it to implement large scale systems in some of the largest law enforcement agencies in the United States to automate and improve the efficiency of the identification process. In addition, the Company has developed proprietary quality assurance software that can tell the operator if a smudged or otherwise unreadable fingerprint image was captured, allowing the operator to recapture the image. The Company has developed capture sequence control software that detects sequence errors resulting from the accidental rolling of the wrong finger for placement on the fingerprint card.

     The Company introduced its newest Live Scan system, the TouchPrint 2000, in August 2000. This is the first Live Scan to employ Identix' breakthrough moisture-discriminating optical technology. The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject's fingerprints. Conventional live scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent "lifts". Moisture-discrimination optics effectively "ignore" residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture.

STRATEGY

     The Company's goal is to continue to develop high level Security and Imaging solutions and increase penetration in the healthcare, finance, government and other enterprise markets in the U.S. and internationally. The key elements of the Company's strategy include:

     Deliver comprehensive solutions. In both the Security and Imaging markets, the Company strives to provide comprehensive product and service solutions for its customers. Identix is able to deliver complete Security systems for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms and authentication network management platforms. The Company considers its fingerprint image capture devices and Security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas, unlike certain other companies, which are focusing solely on the development of image capture devices. In the Imaging industry, the Company intends to offer expanded capabilities to encompass all phases of the booking operation in a single, integrated system, through modular expansion. In addition, the Company's field service organization continues to expand the scope of its services to law enforcement agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. In both the Security and Imaging market place, the Company seeks to continue to provide superior technical services and responsiveness and complete customer solutions.

     Deliver trusted authentication platforms and network security solutions. Through the Company's itrust Security solution offering, the Company strives to enable secure and trusted data sharing and transaction management services for open networks. itrust encompasses any wired or wireless network that requires transaction security, such as banking, securities trading, e-commerce, healthcare patient record management, music and entertainment downloads, online games, legal and business document transactions and exchanges. itrust integrates the three most important aspects of security -- authentication, access rights and administration -- as a managed network security service. itrust is intended to protect both the integrity of the network and the identity of the user, everywhere, anytime and from any device. Desktop computers, laptops and mobile devices share the same level of security.

     Penetrate new markets through strategic relationships. The Company has established strategic relationships with a select group of market leaders to provide Security solutions, including itrust services, for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company currently participates or intends to participate. In such cases, the Company has and will pursue relationships with companies with strong positions in these markets. For example, the Company has developed Security products in cooperation with Compaq and Toshiba for low cost PC network security, Microsoft Inc. ("Microsoft") and Novell for network support, and Motorola for the next generation of low cost very small optical fingerprint readers, which provide Original Equipment Manufactures ("OEM") the ability to embed or integrate Identix' technology on nearly any device. In addition, the Company has developed relationships with two of the leading AFIS suppliers in the world, NEC Technologies, Inc. ("NEC"), and Sagem Morpho, Inc. ("Sagem Morpho"), to provide forensic quality Imaging to government agencies. The Company intends to continue to focus on developing strategic relationships with OEMs, system integrators and resellers who serve as prime contractors for large, integrated systems in the domestic and international markets.

     Continue to develop itrust through strategic partnerships and relationships. In forming itrust, the Company has entered into an alliance with Motorola whereby Motorola has made an equity investment of $3.75 million in Identix. The Company entered into a similar alliance with VeriSign whereby VeriSign has made an equity investment of $2 million in Identix. The funds have been used to support itrust during its initial development. Identix may expand on this strategic foundation by developing strategic partnerships and relationships with additional itrust partners, as well as additional deployers of itrust services.

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

     Maintain a global perspective. The Company believes that there are many opportunities to apply biometric technologies throughout the world and that solutions provided in one area of the world can be used in other regions for customers with similar requirements. Where fraud is prevalent and the confidentiality of information is of concern, biometric solutions have the potential of providing significant savings. The Company has established regional sales or distribution capabilities and local support presence in North and South America and Europe to address opportunities in these regions.

SECURITY PRODUCTS

     The Company's biometric Security products operate by comparing an individual's fingerprint with a previously recorded mathematical characterization, or template, of that fingerprint. The template can be stored in a computer's memory, in a stand-alone Security product or a smart card. When requesting access or authorization, the user identifies himself either by solely presenting his fingertip, or a combination of a PIN or coded identification card and a fingertip. The system compares the finger placed on the platen with the stored template to confirm the user's identity. If the fingerprint and the stored template match, the user is positively identified and access or transaction processing is authorized. If the fingerprint and the stored template do not match, access or transaction processing is denied.

     DFR-300. The DFR-300 is a small optical fingerprint reader about the size of a standard U.S. postage stamp and is 4.5 mm thick. This fingerprint reader is used in the Company's proprietary BioTouch PC Card Fingerprint Reader and works with BioLogon software to scan a person's finger image and match it against a previously enrolled image for positive user authentication. The PC Card provides a fully functional optical fingerprint reader inside a single type II PC card thereby enabling biometric security in laptop and pocket PCs.

     DFR-200. The DFR-200 is a small optical fingerprint reader about the size of two matchbooks. This fingerprint reader is used primarily for desktop peripheral devices in PC products shipped by Compaq, Dell, Toshiba, Key Tronic, SCM Microsystems and others, and works with Biologon software to scan a person's finger image and match it against a previously enrolled image for positive user authentication.

     Algorithms. Identix uses primarily its proprietary minutiae based algorithms in its Security products. It also employs its patented pattern recognition algorithms in certain of its Physical Access Control ("PAC") products.

     BioLogon. BioLogon is a family of software products for stand-alone and networked PC security. BioLogon replaces hard-to-remember passwords with a touch of a finger to gain access to PC's and networks. BioLogon has been developed to work with Microsoft's Network Security Architecture and Novell's NMAS network products. Other products in the family include BioCard, which integrates smart cards for network access, BioShield(TM), which prevents access to applications and holds passwords in a password-bank, and BioSafe(TM), which allows users to create "safes" or groups of encrypted files and folders.

     Customized Software. The Company has developed a variety of software developer kits, including BioLogon, BioEngine, and FingerLan to allow integrators and OEMs to incorporate Identix technology and products into their applications and devices. This allows Identix to leverage the knowledge and distribution of its partners to broaden the markets it serves.

     FingerScan V20. The V20 is the Company's latest PAC product. FingerScan V20 combines Identix' minutiae-based algorithm with embedded PC technology to create a highly functional access control device. By utilizing the same technology used in the BioLogon products, Identix will offer universal access solutions for enterprises. Users can access a building, an office door and a PC all with the placement of one of their fingers. FingerScan V20 provides additional functionality by incorporating capability for ethernet and proximity cards.

     BioTouch Embedded Controller. The BioTouch Embedded Controller is a core board that manages all aspects of biometric fingerprint authentication, including sensor communication, enrollment, verification and communication of pass/fail output. When combined with an Identix fingerprint sensor, the BioTouch Embedded Controller is a completely self-contained fingerprint authentication device that can be embedded into OEM hardware applications. The standard model can maintain up to 30 templates, or files that contain information on a fingerprint. With optional memory expansion, a hardware OEM can choose to store more than 10,000 templates on the unit. Low power consumption, fast wake up time and a programmable sleep mode make the BioTouch Embedded Controller ideally suited for battery-powered applications.

     Applications for this product are potentially numerous and allow products that currently require a password, PIN, card or key to benefit from the positive identification that a biometric device can provide. It is now simple, secure, fast and affordable to integrate Identix' fingerprint technology into any OEM hardware application, including point of entry devices, automotive alarm remote controls, POS terminals and time and attendance systems, as well as multifactor security solutions for networks such as a combined smart card/fingerprint reader or standalone authentication device.

IMAGING PRODUCTS

     The Company's Imaging products are used for the capture, storage and management of high-resolution forensic quality fingerprint images and other identifying information.

     TouchPrint Live Scan System. The Company's TouchPrint products are computer-based, inkless live scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual's finger. The fingerprint images then can be printed using a laser printer or transmitted over telephone lines or a wide area network to AFIS systems for identification matching at local, state or federal agencies. TouchPrint was designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and demographic information than the conventional "ink-and-roll" method. In addition to law enforcement applications, other applications for the TouchPrint systems include background checks of prospective employees by public and private sector employers.

     TouchPrint 2000 Live Scan System. The TouchPrint 2000 is the latest Live Scan system launched by the Company. The TouchPrint 2000, which was launched in August 2000, and has FBI Appendix F Certification, the FBI's highest level of Image Quality Specification ("IQS"). The TouchPrint 2000 is the first fingerprint scanner to employ the Company's Moisture-Discriminating(TM) optical technology. The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject's fingerprints. Conventional live scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent "lifts". Identix moisture-discriminating optics effectively "ignore" residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. The TouchPrint 2000 system integrates a high-resolution scanner with digital signal and video processing boards, multi-processing application software, a multi-tasking computer, monitor as well as a laser printer enclosed in a cabinet.

     TouchPrint 2600 Applicant Fingerprint System. The TouchPrint 2600 Applicant Fingerprinting System (TP-2600 AFS) is designed to provide high-quality fingerprint scanning for civil applications. The TP-2600 AFS is based on the Company's, FBI Appendix F-Certified, TouchPrint 2000 fingerprint scanner technology, and is the first Applicant fingerprint scanner to employ Identix' Moisture-Discriminating optical technology. The TP-2600 AFS supports direct connections to state and local AFIS systems and to the FBI IAFIS to permit rapid screening of job applicants to help prevent the hiring of personnel with past criminal records for industries such as airports, school systems, banking/financial and securities firms and segments of the healthcare field.

     TouchPrint Card Scan System. The TouchPrint Card Scan System provides digitization of inked fingerprint images that were originally recorded on 10-print card stock. The TouchPrint Card Scan System is designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. The TouchPrint Card Scan System has a flat-bed scanner on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.

     TouchPrint Store & Forward System. The TouchPrint Store & Forward System located at central processing sites manage the flow of electronic fingerprint records from a network of TouchPrint Live Scan systems. The high-performance, multi-function Store & Forward platform simultaneously supports record receiving, interactive record editing, selective record transmitting and record printing on locally attached printers.

     TouchPrint Print Server. TouchPrint Print Servers provide automated receipt and printing of Live Scan fingerprint records at remote or central facilities. High-capacity record storage options ensure uninterrupted record flow during peak load periods.

     TouchPrint 600 Palm Scanner. The TouchPrint 600 Palm Scanner is an inkless Live Scan system that electronically captures high quality palm images for forensic matching. The TouchPrint 600 Palm Scanner can be integrated with existing TouchPrint 600 Live Scan networks. The palm images can be transmitted to identification bureaus for examination using existing TouchPrint 600 communication software and printed using existing TouchPrint 600 printing systems with upgrade.

     Single Fingerprint Imagers. The DFR90 is specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. This product is designed to be used primarily by system integrators as an optical fingerprint capture device which supplies fingerprint images to a frame grabber that digitizes the image for computerized fingerprint database systems for identification matching. The DFR90 is incorporated by OEMs into turnkey systems and is used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing.

IDENTIX PUBLIC SECTOR, INC.

     IPS, a wholly owned subsidiary of Identix, provides information technology, engineering services and facilities engineering consulting services to private and public sector clients. Services include the installation and integration of Identix products primarily to public sector agencies through IPS, which is headquartered in Fairfax, Virginia. IPS' services support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. IPS provides these services through business units organized around the following areas:

     Information Technology Security Services. IPS' Information Technology Group ("IT Security") provides an assortment of services to help companies protect information by controlling external and internal access. Services include: risk assessment, intrusion detection, security policy development and management, etc.

     IT Security provides design, development and integration services for biometric security and imaging systems for a variety of applications ranging from law enforcement to office and business applications. For example, IT Security served as the systems integrator for the Maryland Department of Public Safety and Cook County Sheriff's Department integrating the Company's TouchPrint Live Scan system and the customers' criminal justice information systems.

     IT Security was awarded a Federal Supply Schedule ("FSS") through the General Services Administration ("GSA"), which provides computerized catalogs for federal and state agencies to easily procure order equipment and services. Through the GSA FSS program, IPS streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient manner. Originally the IT organization implemented the GSA FSS program for internal use; now however, the IT organization allows third parties for a fee to sell through the Company's GSA contract. The current contract has a five year base period of performance and a five year follow-on option.

     Complex Program Management and Engineering Services. This group supplies government and major commercial organizations with a staff of experts in management and technical disciplines to address a variety of needs including: program management, acquisition and financial management, logistics and engineering/ technical services. For more than 20 years, IPS has served the Department of Defense ("DOD"), primarily the U.S. Navy, managing programs that play a critical role in our nation's defense, such as the Program Executive Office for Expeditionary Warfare, Naval Special Warfare Program and the Office of Naval Research.

     Facilities Engineering. IPS' Facilities Engineering assist large property owners with many complex technical issues in the areas of facilities design, engineering, cost estimating, project management, tenant coordination, and move services. Their staff of facilities professionals includes engineers, as well as technicians skilled and experienced as owner representatives in all aspects of facility management design, construction, renovation, and maintenance. They work on behalf of clients to ensure that their projects are completed successfully, on-time and within budget. An example contract includes functioning as the construction manager for GSA's 10-year renovation of the White House and Executive Office buildings, which began in 1998.

     Legislative Demographic Services, Inc. IPS' wholly owned subsidiary Legislative Demographic Services, Inc. ("LDS") provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying Federal and state legislatures. The product line matches customer data files and produces demographic data information by politician to include, their committees' positions on issues and individual voting records. This process allows customers to analyze politician's views, and then mobilize employees, suppliers and/or members in an attempt to influence political positions. Most recently, it's been used to analyze potential political impacts on mergers, acquisitions, and industrial plant closings.

     A substantial portion of IPS' business comes from government agencies, which subjects the business to certain additional risks.

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

     The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting services business. In September 1997, the Company entered into a joint venture agreement with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. The joint venture, SIFC, currently has over 100 fingerprinting locations around the country and processes more than 300,000 applicants each year. Its customers include state agencies and school districts in Illinois and California, two major airlines, Sears Roebuck, the American Banking Association and the National Association of Securities Dealers. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and the joint venture earns fees for each user of the services.

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

PRODUCT DEVELOPMENT

     The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases to reduce the costs, of its existing products as well as to increase the breadth of the Company's product and services offerings. The Company's expenditures for research, development and engineering totaled $9,649,000, $8,022,000 and $6,011,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     The Company's development programs have recently focused on: the next generation Security devices which are being developed to be smaller, faster, more reliable and cost effective than currently available devices; Security end user software applications; the next generation Imaging products; and enhancement of the Company's current Live Scan products.

SALES, MARKETING AND SUPPORT

     The Company markets its enterprise Security and Imaging solutions directly to end users through its internal sales force, and indirectly through channel partners. The Security solutions partners include Toshiba, Dell, Compaq, Key Tronic, Unisys Corporation, Cherry and SCM Microsystems. In addition, the Company's products are sold throughout the world via authorized representatives, dealers, distributors, Value Added Resellers ("VAR") and system integrators. The Company's sales channels span North America, Asia Pacific, Latin America, and Europe.

     Security solutions. The Company's Security and itrust solutions are sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs and OEMs. Sales activity is concentrated in the markets of enterprise network security, healthcare (protecting and recording access to patient records), education, banking (financial transactions), embedded solutions (time and attendance and access control) and government. The Company has sales, service and product marketing in most regional sales offices to provide customers with complete sales and support services.

     Sales activity varies widely from single identification devices sold by internet fulfillment houses to complex, networked solutions sold by system integrators, such as PC network security, financial transaction authorization, time-and-attendance and building access. The success of these sales depends upon the Company's ability to provide comprehensive integrated solutions.

     Imaging solutions. The Company's Imaging solutions are marketed domestically and internationally primarily through a direct sales force and sales representatives. Identix also teams with two major AFIS vendors, NEC and Sagem Morpho, to provide TouchPrint Live Scan systems or OEM versions of those systems for law enforcement applications. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its Imaging technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

     The Company's TouchPrint Live Scan system is generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation and implementation process can extend over several months or years, although for existing customers that are adding to or upgrading their systems, the sales cycle is considerably shorter and these sales often are not required to go through the bid process.

     Identix Public Sector services. IPS markets its services directly to United States government agencies, including the DOD, and to commercial entities.

PRODUCT AND CUSTOMER SUPPORT

     In July 2001, the Company formed a new Global Services group based in Fairfax, Virginia. This new group provides all service and support for all Company products including web-based, telephone and onsite support plus training. Installation and maintenance support comes from the Company's 24 hour/7 days per week TouchCare support center, regional technical staffs as well as the Company's engineering staff. This support generally includes travel to the customer site to explain the technical operation of the system, clarify the configurations, detail any necessary software customization and define the integration issues. The systems are then installed and supported by the TouchCare support center, regional staffs and the Identix trained system integrators, VARs or partners.

     The Company's Imaging products generally carry a 90-day warranty and the extended service is offered through a choice of maintenance contracts. Certain of the Company's Security products generally carry a 90-day to one year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company generally passes on to its customers the standard warranties provided by those manufacturers. Service centers are located in California, Michigan, Virginia, and the United Kingdom.

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

     Identix had product backlog of $1,336,000 on June 30, 2001, all of which is scheduled to be shipped and recognized as revenue in fiscal 2002. Identix had product backlog of $1,234,000 on June 30, 2000 and $3,354,000 on June 30, 1999.

     IPS had services backlog of $131,510,000 on June 30, 2001. IPS had services backlog of $132,514,000 on June 30, 2000 and $121,684,000 on June 30, 1999.

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

     The Company holds the following patents:

     - one U.S. patent expiring in 2004 and ten foreign patents on one version of the Company's optical fingerprint reading device;

     - one U.S. patent expiring in 2008 and seven foreign patents on a fingerprint analysis algorithm;

     - one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint;

     - one U.S. patent expiring in 2014 and two foreign patents on the Company's curved platen design palm scanner;

     - one U.S. patent expiring in 2014 covering a system for electronically acquiring fingerprint images;

     - one U.S. patent expiring in 2015 covering a version of the Company's optical fingerprint reading device including a heated optical platen;

     - one U.S. patent expiring in 2015 covering a system for electronically acquiring fingerprint images;

     - one U.S. patent expiring in 2015 for obtaining a plain image of multiple fingerprints;

     - one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture;

     - one U.S. patent expiring in 2016 covering a memory card having a biometric template; and

     - one U.S. patent expiring in 2018 covering an optical fingerprint reading device including a rotatable drum.

     Identix has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has 12 patent applications pending in the United States and 18 in foreign countries. Identix currently has 11 U.S. trademark applications pending and 13 U.S. trademark registrations. Identix currently has nine foreign trademark applications pending and three foreign trademark registrations.

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

     The Company cannot be certain that any existing or future patent or trademark applications by the Company will result in issued patents or trademarks with the scope of the claims sought by the Company, or at all. Moreover, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. There is a risk that the Company has infringed, or will in the future infringe, patents or trademarks owned by others, that the Company will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to the Company, and that such licenses will not be available to the Company on acceptable terms, if at all. See "Risk Factors".

     The Company may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully. See "Risk Factors". To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and could result in limitations on the scope or validity of our patents or trademarks.

     The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees, consultants and with third parties. There is a risk that these agreements may be breached, and that remedies available to the Company will not be adequate. In addition, the Company's trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. A failure by the Company to protect its trade secrets, proprietary know-how and other intellectual property in a meaningful manner could have a material adverse effect on the Company's business, operating results, financial condition and stock price and on the Company's ability to compete successfully. See "Risk Factors".

COMPETITION

     The markets for Security and Imaging products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by the Company. Some of the Company's present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that the Company may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in the Company's markets, or develop new products to compete against the Company's. The Company's competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render the Company's products obsolete.

     A significant number of established and startup companies are developing and marketing software and hardware for fingerprint or other biometric security applications that could compete directly with the Company's Security products. Some of these companies are developing semiconductor or optically-based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, signature recognition, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company's products. The Company's Security products also compete with non-biometric technologies such as traditional key, card and surveillance systems, tokens, PINs, and passwords.

     The Company believes that the most important competitive factors for Security products are the degree of security provided, ease of use, functionality, price, size and reliability. In applications such as controlled access to computers, ATMs and Electronic Funds Transfer ("EFT"), the Company faces competition from technologies relying on PIN numbers, smartcards, tokens or passwords. In competing with these non-biometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, the replacement of computer passwords by the Company's Security products is a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company's Security products. For example, card key or token systems can be integrated with Security systems to supply different levels of security within a facility. A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with itrust's solutions. Some of these companies have significantly more cash and resources than the Company, and may currently offer a broader or more robust range of solutions than those currently available through the itrust offering. The wired and wireless security and authentication marketplace is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market and become significant long-term competitors.

     The Company believes that the most important competitive factors for the Imaging products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price and reliability. Identix' Imaging products face competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Visionics Inc., Heinemann Biometric Systems GmbH, CrossMatch GmbH and Printrak International Inc., a wholly owned subsidiary of Motorola ("Printrak").

     In its Government Services business, the Company faces substantial competition from professional service providers and systems integrators of all sizes in the government marketplace. IPS is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, it may lose its ability to compete successfully in the services business.

MANUFACTURING

     The Company limits its manufacturing activities to the assembly, repair and testing of proprietary subassemblies. Printed circuit board and other mechanical and optical assemblies are fabricated by highly automated, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Company's Security products are fully outsourced to contract partners.

     The Company currently uses certain components and sub-assemblies which come from sole source suppliers, the most important of which are the charge coupled and CMOS imaging devices, ASICs for the Security products and proprietary optical assemblies and coatings for the Imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, the Company may not be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of September 1, 2001, Identix had 185 employees working in its products business, of whom 28 were engaged in research, development and engineering, 23 in production and production support, 105 in sales, marketing and field service and 29 in general administration, finance and legal. As of September 1, 2001, IPS had 223 employees working in its services business, of whom 172 were service providers, 17 were engaged in sales and marketing and 34 were engaged in general administration and finance. None of Identix' employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT SEGMENTS

     For the financial information about the Company's reportable segments, see
Note 10 to the Consolidated Financial Statements.

                                  RISK FACTORS

     This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K.

OUR PRODUCT REVENUES AND A PORTION OF OUR SERVICE REVENUES ARE DERIVED FROM THE SALE OF BIOMETRIC PRODUCTS AND SERVICES AND OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY

     Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

     - the cost, performance and reliability of our products and services and the products and services of competitors;

     - customers' perception of the perceived benefit of biometric solutions;

     - public perceptions of the intrusiveness of these solutions and the manner in which firms are using the fingerprint information collected;

     - public perceptions regarding the confidentiality of private information;

     - customers' satisfaction with our products and services; and

     - marketing efforts and publicity regarding these products and services.

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

WE FACE INTENSE COMPETITION FROM OTHER BIOMETRIC SOLUTION PROVIDERS AS WELL AS IDENTIFICATION AND SECURITY SYSTEMS PROVIDERS

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with those products designed, developed and sold under Security. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our Security products and services have significantly more cash and resources than the Company. The biometric security market is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market and become significant long-term competitors.

     The products designed, developed and sold under Imaging line of products face intense competition from a number of competitors who are actively engaged in developing and marketing livescan products, including Visionics, Inc., Heinemann Biometric Systems GmbH, CrossMatch GmbH and Printrak.

     We expect competition to increase and intensify in the near term in both the Security and Imaging markets. Companies competing with us may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

     In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

WE MAY NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING IN THE NEXT TWELVE
MONTHS

     As of September 1, 2001, we had $24,561,000 in working capital, which included $15,394,000 in cash and cash equivalents and restricted cash. Additionally, the Company has a firm commitment from Silicon Valley Bank, dated September 17, 2001, to loan the Company up to the lesser of $7,500,000 or 75% of the Company's eligible accounts receivable. As of September 1, 2001, IPS also had available up to $6,000,000 under IPS' line of credit with Suntrust. On June 13, 2001, the Company completed a private placement of common stock and received cash proceeds of $15,019,000 from the State of Wisconsin Investment Board ("SWIB").

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company's cash requirements through fiscal 2002, we may need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional debt or equity financing. If successful in raising additional debt financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have an adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

FUTURE GROWTH DEPENDS IN PART ON THE SUCCESS OF ITRUST, A RELATIVELY NEW BUSINESS ACTIVITY WITH LITTLE OPERATING HISTORY

     A portion of the Company's future growth will depend on the success of itrust. itrust was formed in July 2000 and has a limited operating history. itrust's success will depend on many factors, including, but not limited to:

     - our ability to form additional collaborative partnerships that will contribute technical and commercial value to itrust and contribute to the division's growth;

     - the demand for our Security products and itrust services;

     - our ability to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and itrust services;

     - the ability and willingness of our collaborative partners such as Motorola and VeriSign to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products and itrust services;

     - the levels of competition in the space for Internet and Wireless Web security services;

     - the perceived need for secure communications and commerce in such markets;

     - our ability to successfully introduce new products and services; and

     - our ability to expand its operations and attract integrate, retain and motivate qualified sales, marketing, and research and development personnel.

     A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with itrust's solutions. Some of these companies have significantly more cash and resources than the Company, and may currently offer a broader or more robust range of solutions than those currently available through the itrust offering. The wired and wireless security and authentication marketplace is a rapidly evolving and intensely competitive market and the Company believes that additional competitors may yet enter the market and become significant long-term competitors.

     We have experienced net losses in the last two fiscal years and expect additional losses in the future. itrust is not expected to contribute significant revenues to our results in the foreseeable future. At the same time, however, we will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust's business plan. In part because of the significant investment we will make in itrust, we expect to incur substantial additional losses in the foreseeable future.

IN OUR SERVICES BUSINESS, WE FACE SUBSTANTIAL COMPETITION FROM PROFESSIONAL SERVICE PROVIDERS OF ALL SIZES IN THE GOVERNMENT MARKETPLACE

     IPS is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

THE BIOMETRICS INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, WHICH COULD RENDER EXISTING PRODUCTS OBSOLETE

     Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements thereto in order to address the changing, sophisticated needs of the marketplace. Material delays in introducing new products and services and enhancements thereto or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

OUR FINANCIAL AND OPERATING RESULTS OFTEN VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND MAY BE NEGATIVELY AFFECTED BY A NUMBER OF FACTORS

     The following are some other reasons why our financial and operating results may fluctuate from quarter to quarter:

     - downturns in the US, North American or international economies;

     - reduced demand for products and services caused by competitors;

     - price reductions, the introduction of new competitors, or the introduction of enhanced products or services from new or existing competitors;

     - reduced pricing and/or increased spending in response to competition or new market opportunities;

     - changes in the mix of products and services we or our distributors sell;

     - cancellations, delays or contract amendments by government agency customers;

     - the lack of availability of government funds;

     - litigation costs;

     - expenses related to acquisitions;

     - other one-time financial charges;

     - the lack of availability or increase in cost of key components; and

     - the inability to successfully manufacture in volume certain of our products that may contain complex designs and components

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

WE DERIVE A MAJORITY OF OUR SERVICES REVENUE FROM GOVERNMENT CONTRACTS, WHICH ARE OFTEN NON-STANDARD, INVOLVE COMPETITIVE BIDDING AND MAY BE SUBJECT TO CANCELLATION WITHOUT PENALTY

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

     For the year ended June 30, 2001, we derived approximately 89% of our services revenue directly from contracts relating to the DOD and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

     For the year ended June 30, 2001, we derived approximately 95% of our services revenue from time-and-materials ("T&M") contracts and firm-fixed-price ("FFP") contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company's profits, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material adverse effect on the Company's business, financial condition and results of operations.

WE RELY IN PART UPON OEM AND DISTRIBUTION PARTNERS TO DISTRIBUTE OUR PRODUCTS, AND WE MAY BE ADVERSELY AFFECTED IF THOSE PARTIES DO NOT ACTIVELY PROMOTE OUR PRODUCTS OR PURSUE INSTALLATIONS THAT USE OUR EQUIPMENT

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

WE RELY HEAVILY ON PRODUCTS AND SERVICES PROVIDED BY INTERNATIONAL TECHNOLOGY CONCEPTS, INC. ("IT CONCEPTS")

     Both Imaging and Security purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. itrust is also working with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require the Company to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

LOSS OF SOLE OR LIMITED SOURCE SUPPLIERS MAY RESULT IN DELAYS OR ADDITIONAL EXPENSES

     We obtain certain components and complete products from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience significant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

     As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative sources of supply. It may take several months to locate alternative suppliers, if required, or to re-tool our products to accommodate components from different suppliers. We cannot predict if we will be able to obtain replacement components within the time frames we require at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver components or products on a timely basis in sufficient quantities and of sufficient quality or any significant increase in the price of components from existing or alternative suppliers could have a severe negative impact on our financial results and stock price.

THE SUCCESS OF OUR STRATEGIC PLAN TO PURSUE SALES IN AND SOURCE SIGNIFICANT RESEARCH, DEVELOPMENT AND ENGINEERING SERVICES FROM INTERNATIONAL MARKETS MAY BE LIMITED BY RISKS RELATED TO SOCIO-ECONOMIC AND POLITICAL CONDITIONS IN SUCH MARKETS

     For the fiscal year ended June 30, 2001, we derived approximately 11% of our product revenues from international sales. We currently have a local presence in the United Kingdom. We rely on products and services provided by IT Concepts, which in turn relies on research, development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

     Risks inherent in marketing, selling and delivering products in, and sourcing research and development services from, foreign and international markets, include those associated with:

     - regional economic conditions;

     - delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies, including "crime control" products and encryption technology;

     - loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

     - fluctuations in foreign currencies and the U.S. dollar;

     - loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

     - the overlap of different tax structures;

     - seasonal reductions in business activity;

     - risks of increases in taxes and other government fees; and

     - involuntary renegotiations of contracts with foreign governments;

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

ONE STOCKHOLDER OWNS A SIGNIFICANT PORTION OF OUR STOCK AND MAY DELAY OR PREVENT A CHANGE IN CONTROL OR ADVERSELY AFFECT THE STOCK PRICE THROUGH SALES IN THE OPEN MARKET

     As of July 10, 2001, SWIB owned approximately 16% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single shareholder or otherwise could adversely affect our stock price.

OUR PRODUCTS AND CERTAIN OF OUR SERVICES ARE COMPLEX, MAY CONTAIN UNDETECTED OR UNRESOLVED DEFECTS WHEN SOLD OR MAY NOT MEET CUSTOMER'S PERFORMANCE CRITERIA, AND MAY BE DIFFICULT TO SUCCESSFULLY MANUFACTURE IN VOLUME

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

     If a product or service launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product or service successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

FAILURE BY US TO MAINTAIN THE PROPRIETARY NATURE OF OUR TECHNOLOGY, PRODUCTS AND MANUFACTURING PROCESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND STOCK PRICE AND ON OUR ABILITY TO COMPETE EFFECTIVELY

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

     We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and limitations on the scope or validity of our patents or trademarks.

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

IF WE FAIL TO ADEQUATELY MANAGE GROWTH OF OUR BUSINESS, IT COULD HAVE A SEVERE NEGATIVE IMPACT ON OUR FINANCIAL RESULTS OR STOCK PRICE

     We believe that in order to be successful we must grow. In order to do so, we must expand, train and manage our employee base, particularly skilled technical, marketing and management personnel. Significant growth will also require an increase in the level of responsibility for both existing and new management. In addition, we will be required to implement and improve operational, financial and management information procedures and controls. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth we experience effectively.

WE MAY ENCOUNTER DIFFICULTIES IN ACQUIRING AND EFFECTIVELY INTEGRATING COMPLEMENTARY ASSETS AND BUSINESSES

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology, Inc. ("Identicator Technology") in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

     - potential exposure to unknown liabilities of acquired companies;

     - higher than anticipated acquisition costs and expenses;

     - effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

     - the difficulty and expense of assimilating the operations and personnel of the companies;

     - the potential disruption of our ongoing business;

     - diversion of management time and attention;

     - failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

     - the maintenance of uniform standards, controls, procedures and policies;

     - loss of key employees and customers as a result of changes in management;

     - the incurrence of amortization expenses; and

     - possible dilution to our stockholders.

     In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

LOSS OF CURRENT SENIOR EXECUTIVES AND KEY TECHNICAL PERSONNEL WOULD ADVERSELY AFFECT OUR BUSINESS

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

     Robert McCashin, Chairman of the Board and Chief Executive Officer, has nearly 30 years of domestic and international leadership experience and plays a key role in directing the Company, its Board of Directors and its Senior Management team.

     James P. Scullion, President and Chief Operating Officer, and Daniel F. Maase, Vice President and Chief Technical Officer, Imaging, have a combined total of 24 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally. Mr. Scullion plays a major role in the development and execution of the Company's strategic plan.

     Grant Evans, Executive Vice President Strategy and Business Development, has a central role in the Company's business development ventures and itrust.

     Yuri Khidekel, Vice President and Chief Software Technology Officer, Security, and Yury Shapiro, Vice President and Chief Hardware Technology Officer, Security, serve as key researchers and developers and manage the biometric security research and development activities of IT Concepts, a key product and service provider to the Company.

     If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the Silicon Valley where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

OUR BUSINESS OPERATIONS MAY BE ADVERSELY AFFECTED IN THE EVENT OF AN EARTHQUAKE

     Our corporate headquarters and most of our research and development operations are located in Silicon Valley in Northern California, a region known for dramatic seismic activity. An earthquake or other significant natural disaster could have a material adverse impact on our business, financial condition, operating results and stock price.

OUR BUSINESS OPERATIONS MAY BE ADVERSELY AFFECTED BY THE CALIFORNIA ENERGY
CRISIS

     Our principal facilities are located in the Silicon Valley in Northern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and business throughout the state. Should the energy crisis continue, together with many other Silicon Valley companies, we may experience power interruptions and shortages and be subject to significantly higher costs of energy. Although we have not experienced any material disruption to our business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may adversely affect our business. Any material increase in energy costs may also adversely affect our financial results.

ITEM 2.  PROPERTIES

     Identix leases approximately 26,000 square feet of space in Los Gatos, California for manufacturing and administration and approximately 31,000 square feet of space in Dublin, California for engineering, research and customer support. The monthly lease payment for the Los Gatos facility is $117,000 a month plus taxes, insurance and maintenance costs and the lease expires December 31, 2007. The monthly lease payment for the Dublin facility is $43,000 a month plus taxes, insurance, and maintenance and the lease expires October 31, 2005. Sales and service offices were leased in Zurich, Rio de Janeiro and Singapore with an aggregate net monthly lease payment of approximately $10,000. The Zurich, Rio de Janeiro and Singapore leases were terminated in September 2001. Identix also services customers from sales offices in Maryland and Michigan.

     IPS leases approximately 45,000 square feet in four locations in Virginia with aggregate monthly lease payments of $242,000, which expire at various dates through 2004. The Company has negotiated two new leases in Fairfax, Virginia and Washington, DC, for a total of 93,000 sq. ft. These leases begin in July 2001 and August 2001 and expire at various dates through 2011. These leases will replace expiring facility leases in Arlington, Va. (the Courthouse location and two Crystal City locations). IPS also services customers from offices leased in Mississippi and Maryland. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 2001.

SUPPLEMENTAL ITEM.  Executive Officers of the Company

     The executive officers of the Company, and their ages as of September 1, 2001, are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Robert McCashin........................  54    Chairman and Chief Executive Officer
James P. Scullion......................  45    President, Chief Operating Officer and
                                               Director
Grant Evans............................  43    Executive Vice President, Strategy and
                                               Business Development
Linda Howard...........................  41    Executive Vice President, Chief
                                               Operating Officer, Global Service
                                               Operation
Sunday Lewis...........................  54    Executive Vice President, Chief
                                               Marketing Officer
Valerie J. Lyons.......................  46    Executive Vice President, Worldwide
                                               Sales
Mark S. Molina.........................  42    Executive Vice President, General
                                               Counsel and Secretary
Erik E. Prusch.........................  34    Executive Vice President, Chief
                                               Financial Officer
Paul J. Bulger.........................  40    Executive Vice President, Identix
                                               Public Sector, Inc.

     Robert McCashin, Chairman of the Board of Directors and Chief Executive Officer of the Company, joined the Company in October 2000 as a Director and the Chief Executive Officer. He was appointed as

Chairman of the Board in January 2001. Prior to joining the Company, he held various executive positions at Electronic Data Systems Corporation ("EDS"), a leading global services company, which he joined in 1971. From 1997 to 1999, Mr. McCashin served as Chief Executive Officer and President of Centrobe, a wholly owned subsidiary of EDS, and one of the world's largest providers of enterprise customer management solutions. Prior to that time, Mr. McCashin held the position of Group Executive, Global Energy from 1995 to 1997, Group Executive, Southern Europe from 1992 to 1995, Group Executive, Federal Government Group from 1989 to 1992 and Division President, Federal Government Group from 1988 to 1989, each within EDS. Mr. McCashin began his career at EDS in systems engineering.

     James P. Scullion, President and COO of the Company since April 1999, was Interim Chief Executive Officer of the Company from March 2000 to October 2000. He has also served on the Board of Directors since 1998. He was Chief Financial Officer of the Company from 1990 through March 2001. From 1996 to 1999, he was Executive Vice President of the Company, and he was the Company's Vice President, Finance from 1990 to 1996. From 1986 to 1990, he was Vice President, Finance and Chief Financial Officer at DataTrak, Inc., a manufacturer of security access systems.

     Grant Evans, Executive Vice President, Strategy and Business Development. Mr. Evans has 15 years of experience serving in various executive and management sales and marketing positions in international and domestic markets. From 1997 to April 1999 he served as Vice President, Sales and Marketing of Identicator Technology prior to becoming Vice President and General Manager of the Identix Security Division (formerly Identicator). Prior to Identicator Technology, he was Vice President of Business Development for Logistix, Inc., a software and hardware manufacturer from 1994 to 1997.

     Linda Howard, was appointed Executive Vice President, Chief Operating Officer of IPS in May 2001. She is responsible for managing IPS business and Global Customer Services Operation. From August 1999 to April 2001, Mrs. Howard served as Chief Operating Officer of DynCorp Management Resource, a $50 Million Division of DynCorp. Previously, Mrs. Howard performed multiple assignments with EDS from 1986 through 1998. Most recently she was Vice President of Operations for EDS Military Systems.

     Sunday Lewis, Ms. Lewis has served as Executive Vice President, Chief Marketing Officer since May 2001. She is responsible for formulating the Company's marketing strategy for all lines of business, including product marketing, branding and public relations. Prior to joining Identix, Ms. Lewis founded Vantage in 1997, a strategic marketing and e-business consulting firm. From 1987 to 1997, Ms. Lewis was CEO & CMO of New-York-based Techvantage International. Previously, she served as general manager, Vice President Sales of Software AG's Midwest region and CMO.

     Valerie J. Lyons, Ms. Lyons joined the Company as Executive Vice President, Worldwide Sales, in April 2001. She is responsible for developing the growth strategy for the worldwide sales organization and channel partners. From December 1998 to January 2001, Ms. Lyons was President of Sytel, a privately held e-business solutions firm. Prior to serving as President at Sytel, she spent 18 years in various positions of sales management.

     Mark S. Molina, Executive Vice President, General Counsel and Secretary, joined the Company in October 1999 as Vice President and General Counsel. He was appointed Executive Vice President in July 2001 and Secretary in December 1999. Prior to joining Identix, Mr. Molina was with Harris Corporation from February 1996 to October 1999, most recently as Senior Counsel, Microwave Communications Division. Prior to joining Harris he practiced corporate, business and securities law with firms in San Francisco, Sydney, Australia, and New York City where he began his career with Shearman & Sterling in 1985.

     Erik E. Prusch, Mr. Prusch joined the Company in April 2001 as Executive Vice President, Chief Financial Officer. He is responsible for Finance, Investor Relations, Human Resources, Facilities and Administration. He most recently was CFO for the $3.5 billion Gateway Business a division of Gateway Computers, Inc., and brings to Identix more than 13 years of experience in finance. During 1998, Mr. Prusch was Vice President of Mergers and Acquisitions for Koch Industries. From 1993 to 1997, Mr. Prusch held various positions for PepsiCo, Inc. Prior to that, he served as a Senior Consultant for Deloitte & Touche.

     Paul J. Bulger, served as Executive Vice President of IPS from July 2001 until September 2001 when he separated from employment of the Company. He also served as a Director of the Company from October 2000 until October 2001. Prior to July 2001, he served as President and Chief Executive Officer of IPS from January 1999. Prior to January 1999, Mr. Bulger served as IPS' Chief Operating Officer from June 1998, and its Corporate Vice President for Business Development from March 1994, when he first joined IPS. Prior to joining IPS, he was a strategic planning and business development consultant with W. S. Thompson Associates from March 1992 to February 1994. Mr. Bulger has also held various marketing and line management positions with I-NET Corporation, PRC Inc., and Advanced Technology Inc.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the American Stock Exchange ("AMEX") under the symbol IDX.

     The following table sets forth the range of high and low closing prices as reported on the AMEX for the fiscal periods indicated.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR ENDED JUNE 30, 2001
Fourth Quarter..............................................  $ 8.60   $ 6.15
Third Quarter...............................................   12.60     7.00
Second Quarter..............................................   15.75     6.26
First Quarter...............................................   19.75    11.50
FISCAL YEAR ENDED JUNE 30, 2000
Fourth Quarter..............................................   28.63    11.75
Third Quarter...............................................   34.88     8.81
Second Quarter..............................................   10.69     6.88
First Quarter...............................................    9.13     7.63

     The last reported sale price of the common stock on the AMEX on September 4, 2001 was $4.40. As of September 4, 2001, there were 1,115 stockholders of record.

     The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's bank lines of credit restrict the Company's ability to pay dividends.

     In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, whereby the Company sold 234,558 shares of its Series A Preferred Stock at $15.99 per share. The sale resulted in net cash proceeds to the Company of $3,702,000. In addition, the Company issued to Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is exercisable until July 7, 2005. The sale of the shares of Series A Preferred Stock and the warrant was exempt from registration under applicable securities laws because such shares and warrant were sold in a private placement to a purchaser who is an "accredited investor" as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. The shares of Series A Preferred Stock are convertible into, and the warrant is exercisable for, shares of the Company's common stock at the option of the holder of such shares and warrant. The proceeds from the sale have been used solely for the research, design, development, marketing and manufacturing of product and service solutions designed by itrust.

     In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign pursuant to which the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale. The proceeds from the sale of the common stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust activities.

     In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to SWIB. The sale resulted in net cash proceeds to the Company of $14,979,000. The Company has registered the shares for resale.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's statements of operations data for the years ended June 30, 2001, 2000 and 1999 and with respect to the balance sheets at June 30, 2001 and 2000 are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 1998 and 1997, and consolidated balance sheet data at June 30, 1999, 1998 and 1997 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

                                                    FISCAL YEAR ENDED JUNE 30,
                                    ----------------------------------------------------------
                                      2001         2000         1999        1998       1997(5)
                                    --------     --------     --------     -------     -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $ 81,828(1)  $ 72,695     $ 81,762     $79,374     $52,543
Income (loss) before cumulative
  effect of a change in accounting
  principle.......................   (27,600)(3)  (13,386)     (13,419)(4)     768         518
Cumulative effect of a change in
  accounting principle............    (1,998)(1)       --           --          --          --
Net income (loss).................   (29,598)     (13,386)     (13,419)        768         518
Basic and diluted net income
  (loss) per share:
  Loss before cumulative effect of
     a change in accounting
     principle....................     (0.82)       (0.43)       (0.52)       0.03        0.02
  Cumulative effect of a change in
     accounting principle.........     (0.06)          --           --          --          --
  Basic and diluted net income
     (loss) per share.............     (0.88)       (0.43)(2)    (0.52)(2)    0.03(2)     0.02(2)
BALANCE SHEET DATA:
Cash and cash equivalents.........  $ 20,777     $ 15,620     $  3,013     $   753     $ 2,510
Working capital...................    31,042       34,185       15,531      18,153      15,477
Total assets......................    85,908       83,518       71,446      42,012      32,440
Redeemable convertible preferred
  stock...........................     3,702           --           --          --          --
Shareholders' equity..............    58,950       67,273       51,589      22,910      20,898

---------------

(1) The Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

(2) Assuming that the Company's accounting change to comply with SAB 101 was made retroactive to periods prior to July 1, 1999, the pro forma basic and diluted net loss per share for fiscal 2000 is $0.41. Pro forma net income
    (loss) per share amounts for the periods prior to fiscal 2000 are not presented as the effect of the change in accounting principle could not be reasonably determined.

(3) Includes preferred stock and warrant expense of $1,259,000 and inventory write-offs and reserves and write-off of intangibles and other special charges of $4,517,000.

(4) Includes a $10,044,000 charge for the write-off of acquired in-process research and development and a reorganization charge of $1,648,000 related to the acquisition of Identicator Technology.

(5) Fiscal year 1997 has been restated for the acquisition of Biometric Applications and Technology, Inc., during fiscal year 1998, which was accounted for as a pooling of interests.

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

OVERVIEW

     Identix Incorporated provides leading-edge authentication security platforms and solutions for commercial and government marketplaces. The Company offers hardware, software and consulting services to protect information, control access, and maintain privacy and trust. A world leader in biometric technology, Identix believes it has more fingerprint biometric installations worldwide than any other company. Identix' products and services are classified into three groups: (i) Security solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint including itrust, Identix' Security software solution that integrates authentication, access rights and administration as a managed network security service to safeguard information sharing and data transfer on open wired and wireless networks; (ii) Imaging solutions that electronically capture forensic quality fingerprint images that can be transmitted to AFIS; and (iii) information technology, engineering and consulting services, including the installation and integration of Identix products primarily to public sector agencies. The Company's solutions employ industry leading optical fingerprint capture technologies, proprietary algorithms and customizable application software suites. Identix' technologies and intellectual property enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides public sector services through IPS, a wholly owned subsidiary of the Company. Identix also formed a joint venture, SIFC, in September 1997 with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. In June 2001, Identix launched its first itrust Security solution offering, supported in part by investments in Identix by Motorola and VeriSign.

     On April 26, 1999, the Company acquired Identicator Technology, a privately held developer of biometric fingerprint identification technology for information technology applications. The acquisition was accounted for as a purchase. Identicator Technology has been fully integrated into the Company's Security operations. The Company's fiscal 1999 consolidated financial statements include the results of Identicator Technology from the date of acquisition. See
Note 2 of Notes to Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. The Company's results for the first three quarters of fiscal 2001 have been restated to reflect the adoption of SAB 101 as of the July 1, 2000. For fiscal 2001, the Company recognized $3,563,000 in product revenues that are included in the cumulative effect adjustment.

     The portions of the Company's revenues impacted by SAB 101 are product revenues derived from the sale of equipment that requires installation. Certain of the Company's equipment sales require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company's interpretation of the requirements of SAB 101 results in changes to the Company's accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company's new accounting method, product revenue related to equipment sales that require installation will be deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation will continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable.

     In connection with the formation of itrust, in July 2000, the Company entered into a Securities Purchase Agreement with Motorola, whereby the Company sold 234,558 shares of its Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In connection with the issuance of Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The proceeds from the sale of the Series A Preferred Stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust activities. See Note 6 of Notes to Consolidated Financial Statements.

     In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign pursuant to which, the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale. The proceeds from the sale of the common stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust activities.

     In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to SWIB. The sale resulted in net cash proceeds of $14,979,000. The Company has registered the shares for resale.

     In light of continued deteriorating general economic conditions, during the third quarter of fiscal 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of certain products.

     As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Beginning in fiscal 2002, a Global Services group based in Northern Virginia is now managing all service and consulting operations, including worldwide customer support and public sector customers. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that is not profitable and not central to the Company's revised business strategy. The Company expects to complete this restructuring by the end of fiscal 2002.

     Charges recorded during fiscal 2001 in connection with the review and restructuring activities, substantially all of which were non-cash in nature, are summarized as follows:

Inventory write-offs and reserves...........................   $1,843,000
Write-off of intangibles and other assets...................    1,691,000
Allowance for doubtful accounts.............................      643,000
Contract accruals...........................................      185,000
Employee separation.........................................      155,000
                                                               ----------
          Total.............................................   $4,517,000
                                                               ==========

     These charges were included in the Company's consolidated statement of operations as follows:

Cost of product revenues....................................   $1,843,000
Cost of services revenues...................................      141,000
General and administrative..................................      643,000
Write-off of intangibles and other special charges..........    1,890,000
                                                               ----------
          Total.............................................   $4,517,000
                                                               ==========

RESULTS OF OPERATIONS

     For fiscal 1999, the Company has reclassified certain costs related to its Product Business Customer Support operation from marketing and selling expenses to costs of product revenues.

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

     Revenues. Total revenues for fiscal 2001 were $81,828,000 compared to $72,695,000 for fiscal 2000. For fiscal 2001 the increase in total revenues of 13% is due to increases in both the Company's product and service revenue.

     The Company's product revenues were $35,061,000 for fiscal 2001, compared to $30,925,000 in fiscal 2000. For fiscal 2001, the increase in product revenues of 13% was due to increased shipments of the Company's Imaging product group, mainly the TouchPrint product line. Security revenue for fiscal 2001 was $8,051,000 compared to $8,612,000 for fiscal 2000. The decrease of 7% was due to a decrease in IT spending by enterprises primarily driven by the economic slowdown, which began in the fall of fiscal 2001. International sales accounted for $3,705,000 or 11% of the Company's product revenues for fiscal 2001, compared to $4,178,000 or 14% for fiscal 2000. The Company's international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company's product business did not have any one customer account for 10% or more of total revenues in either fiscal 2001 or fiscal 2000.

     The Company's Government Services revenues were $46,767,000 for fiscal 2001 compared to $41,770,000 for fiscal 2000, net of intersegment revenues. The increase in Government Services revenues of 12% for fiscal 2001 was due primarily to increased third party sales through the Company's GSA contract, which is operated and maintained by IPS. The GSA contract allows Government agencies to purchase the Company's products and services, as well as third party products and services, at agreed upon prices and rates. The Company and GSA negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2001 and for fiscal 2000, revenues directly from the DOD and from other U.S. government agencies accounted for 89% and 86% of the Company's total Government Services revenues, respectively.

     During fiscal 2001, the Company derived approximately 94% of its Government Services revenues from T&M contracts and from FFP contracts compared to 82% in fiscal 2000. The increase in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the increase in sales through the Company's GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is presently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

     The Company's Government Services business also generates a portion of its revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 6% of its services revenues for fiscal 2001, compared to 18% for fiscal 2000. The decrease in the percentage of services revenues generated by CPFF contracts is primarily due to the increase in third party services purchased through the Company's GSA contract, which are normally T&M or FFP. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

     Gross Margin. Gross margin on product revenues was 35% for fiscal 2001, as compared to 41% in fiscal 2000. The decrease in gross margin was primarily due to competitive pricing in the imaging market and the higher cost of sales related to the introduction of the TouchPrint 2000 product line. Also, in connection with the Company's review and restructuring activities discussed in the Overview section above, the Company's gross margin for fiscal 2001 was negatively impacted by charges for inventory write-off and reserves totaling $1,843,000.

     Gross margin on Government Services revenues was 11% for fiscal 2001 and 12% for fiscal 2000. The decrease in gross margin for the year was minimal and met expectations of the current revenue mix.

     Research, Development and Engineering. Research, development and engineering expenses were $9,649,000 or 28% of product revenues for fiscal 2001, compared to $8,022,000 or 26% for fiscal 2000. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's Security and Imaging products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry.

     Marketing and Selling. Marketing and selling expenses were $16,389,000 or 20% of total revenues for fiscal 2001, compared to $10,762,000 or 15% of total revenues for fiscal 2000. The increase in marketing and selling expenses is due to increased staffing and advertising to promote the Company's products and services globally.

     General and Administrative. General and administrative expenses were $13,946,000 or 17% of total revenues for fiscal 2001, compared to $9,608,000 or 13% of total revenues for fiscal 2000. The increase in general and administrative expenses was primarily due to increased staffing and related administrative expenses to support future growth and development of supporting infrastructure. The increase in general and administrative expenses is also due to charges for accounts receivable write-offs and provisions totaling $1,168,000 during fiscal 2001, compared to $469,000 for fiscal 2000.

     Write-off of Intangibles and Other Special Charges. As presented in the Overview section above, in connection with the Company's restructuring activities, the Company recorded a charge totaling $1,890,000 in fiscal 2001. The charge primarily relates to the write-off of certain intangible assets related to products that the Company no longer plans to market and other special charges including employee separation.

     Preferred Stock and Warrant Expense. In connection with the private sale of shares of Series A Preferred Stock and warrant in July 2000 to Motorola, (see Overview section above and Note 6 of Notes to Consolidated Financial Statements), the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

     Interest and Other Income (Expense), net. For fiscal 2001, interest and other income was $1,436,000 compared to $915,000 for fiscal 2000. The increase in interest and other income was primarily due to a significantly higher level of cash and cash equivalents resulting from the proceeds of the sale of common stock in fiscal 2001. Interest and other income for fiscal 2001 was primarily composed of interest income of $969,000 and license fees from SIFC of $308,000.

     Interest Expense. Interest expense was $113,000 for fiscal 2001, compared to $141,000 for fiscal 2000. The decrease in interest expense was due to lower levels of borrowings under the IPS line of credit and lower weighted average interest rates.

     There were no material borrowings outstanding under the Company's line of credit with Imperial Bank (the "Imperial Bank Line of Credit") for fiscal 2001 and 2000. The weighted average interest on borrowings outstanding under the IPS bank line of credit (the "IPS Line of Credit") during fiscal 2001 and 2000 was 7.34% and 8.6%, respectively.

     Provision for Income Taxes. The Company had no income tax expense in fiscal 2001 and $55,000 for fiscal 2000 consisting of certain State franchise taxes. In fiscal 2001, the Company's effective tax rate is below the statutory rate due to the net loss incurred. As of June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $71,412,000 and $27,137,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2021.

     Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was income of $281,000 for fiscal 2001 compared to a loss of $84,000 in fiscal 2000 and represents the Company's 50% share of the results of SIFC.

     Cumulative Effect of a Change in Accounting Principle. As discussed in the Overview section above, the Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 in fiscal 2001 to reflect the cumulative effect of the change on prior years as of the beginning of the fiscal year.

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

     Revenues. Total revenues for fiscal 2000 were $72,695,000 compared to $81,762,000 for fiscal 1999. For fiscal 2000 the decrease in total revenues of 11% is due to decreases in both the Company's product and services revenues.

     The Company's product revenues were $30,925,000 for fiscal 2000, compared to $34,228,000 in fiscal 1999. For fiscal 2000, the decrease in product revenues of 10% was due to decreased shipments of the Company's Imaging product group, mainly the TouchPrint 600 product line. Security revenue for fiscal 2000 increased to $8,612,000 from $7,058,000 for fiscal 1999 due to an increase in revenue from Identicator Technology. In fiscal 1999, such revenue was only included from April 26, 1999, being the date of acquisition of Identicator Technology. International sales accounted for $4,178,000 or 14% of the Company's product revenues for fiscal 2000, compared to $4,083,000 or 12% for fiscal 1999. The Company's international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company's product business did not have any one customer account for 10% or more of total revenues in either fiscal 2000 or fiscal 1999.

     The Company's Government Services revenues were $41,770,000 for fiscal 2000 compared to $47,534,000 for fiscal 1999, net of intersegment revenues. The decrease in Government Services revenues of 12% for fiscal 2000 was due primarily to reduced third party sales through the Company's GSA contract, which is operated and maintained by IPS. The GSA contract allows Government agencies to purchase the Company's products and services as well as third party products and services at agreed upon prices and rates. The Company and GSA negotiate the prices and rates periodically or as new products or services are added. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2000 and for fiscal 1999, revenues directly from the DOD and from other U.S. government agencies accounted for 86% of the Company's total Government Services revenues.

     During fiscal 2000, the Company derived approximately 82% of its Government Services revenues from T&M contracts and from FFP contracts compared to 83% in fiscal 1999. The decrease in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the decrease in sales through the Company's GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

     The Company's Government Services business generates a significant amount of its revenues from CPFF contracts, which accounted for approximately 18% of its services revenues for fiscal 2000, compared to 17% for fiscal 1999. The increase in the percentage of services revenues generated by CPFF contracts is primarily due to the decrease in third party services purchased through the Company's GSA contract. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

     Gross Margin. Gross margin on product revenues was 41% for fiscal 2000, as compared to 43% in fiscal 1999. The decrease in gross margin was primarily due to competitive pricing in the imaging market. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on Government Services revenues was 12% for fiscal 2000 as compared to 13% for fiscal 1999. The decrease in gross margin for the year was primarily due to an increase in the percent of total Government Services revenue that was generated by the GSA contract maintained by IPS, which often has a lower profit margin.

     Research, Development and Engineering. Research, development and engineering expenses were $8,022,000 or 26% of product revenues for fiscal 2000, compared to $6,011,000 or 18% for fiscal 1999. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses from Identicator Technology to further develop and enhance the Company's Security products. In fiscal 1999, such expenses were only included from April 26, 1999, being the date of acquisition of Indenticator Technology. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry and therefore expects research, development and engineering expenses to continue to increase in absolute dollars in fiscal 2001.

     Marketing and Selling. Marketing and selling expenses were $10,762,000 or 15% of total revenues for fiscal 2000 compared to $8,112,000 or 10% of total revenues for fiscal 1999. The increase in marketing and selling expenses in absolute dollars is primarily due to the increased staffing and advertising from Identicator Technology to promote the Company's products and services globally. In fiscal 1999, such expenses were only included from April 26, 1999, being the date of acquisition of Identicator Technology The Company expects marketing and selling expenses to continue to increase in absolute dollars in fiscal 2001.

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

     Write-off of Intangibles and Other Special Charges. The Company had charges of $1,648,000 for fiscal 1999, primarily related to the rationalization of redundant functions and products following the acquisition of Identicator Technology, which resulted in severance costs, write-off of capitalized software and an increase in the inventory obsolescence reserve.

     Interest and Other Income (Expense), net. For fiscal 2000, interest and other income was $915,000 compared to $383,000 for fiscal 1999. The increase in interest and other income was primarily due to interest on a significantly higher level of cash and cash equivalents resulting from the proceeds of the sale of common stock in July 1999 and warrants in April 2000. Interest and other income for fiscal 2000 is primarily composed of interest income of $648,000 and license fees from SIFC of $225,000.

     Interest Expense. Interest expense was $141,000 for fiscal 2000, compared to $445,000 for fiscal 1999. The decrease in interest expense was due to lower levels of borrowings under the lines of credit due to the proceeds from the sale of the Company's common stock in July 1999 and the exercise of warrants in April 2000.

     There were no material borrowings outstanding under the Imperial Bank Line of Credit for fiscal 2001. The weighted average interest rate on borrowings outstanding under the Imperial Bank Line of Credit for fiscal 1999 was 8.25%. The weighted average interest rate on borrowings outstanding under the IPS Line of Credit during fiscal 2000 and 1999 was 8.6% and 8.0%, respectively.

     Provision for Income Taxes. Income tax expense was $55,000 and $21,000 for fiscal 2000 and fiscal 1999, respectively, and consisted of certain State franchise taxes. In fiscal 2000, the Company's effective tax rate is below the statutory rate due to the net loss incurred. As of June 30, 2000, the Company has federal and state net operating loss carry forwards of approximately $37,050,000 and $18,432,000, respectively, which are available to offset future taxable income. The carry forwards expire on various dates through fiscal 2020.

     Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was a loss of $84,000 for fiscal 2000 compared to a loss of $299,000 in fiscal 1999 and represents the Company's 50% share of the results of SIFC.

LIQUIDITY AND CAPITAL RESOURCES

     The Company financed its operations during fiscal 2001 primarily from its existing working capital at June 30, 2000, the net proceeds of stock sales to Motorola, VeriSign and SWIB investments, and borrowings under the IPS Line of Credit. As of June 30, 2001, the Company's principal sources of liquidity consisted of $31,042,000 of working capital, including $20,777,000 in cash and cash equivalents, and amounts available for future borrowings under the Imperial Bank Line of Credit and the IPS Line of Credit.

     The Company has a firm commitment from Silicon Valley Bank, dated September 17, 2001, to loan the Company up to the lesser of $7,500,000 or 75% of the Company's eligible accounts receivable. Loans will be secured by substantially all of the assets of the Company and bear interest at the bank's prime rate of interest plus two percent. The commitment from Silicon Valley Bank identifies certain financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock, that will be set forth in definitive loan documentation expected to be executed by the bank and the Company in due course. The Company's previous line of credit, the Imperial Bank Line of Credit, which expired August 20, 2001, provided for interest at Imperial Bank's prime rate of interest plus 0.5% (7.25% at June 30, 2001). At June 30, 2001, there was no amount outstanding under the Company's Imperial Bank Line of Credit and $5,573,000 was available to borrow under such line.

     The IPS Line of Credit is a $6,000,000 bank line of credit collateralized by IPS' accounts receivable and certain other assets. Under the IPS Line of Credit, IPS may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (6.75% at June 30, 2001). The IPS Line of Credit expires on June 30, 2002. At June 30, 2001, nil was outstanding and $5,434,000 was available to borrow under the IPS Line of Credit. The IPS Line of Credit agreement contains financial and operating covenants. IPS was in compliance with all its bank covenants during fiscal 2001.

     Cash used for operating activities was $12,501,000 during fiscal 2001. Cash used for operating activities primarily reflects a net loss of $29,598,000, increased inventory of $2,749,000 and increased prepaid expenses and other assets of $580,000. This was partially reduced by increased deferred revenues of $4,111,000, increased accounts payable of $2,025,000 and decreased accounts receivable of $1,576,000. In addition, cash used for operating activities in fiscal 2001 was reduced by non-cash charges for amortization of intangibles of $3,728,000, depreciation of $1,923,000, write-off of intangibles and other special charges of $1,890,000, inventory reserve of $1,770,000, preferred stock and warrant expense of $1,259,000, allowance for doubtful accounts of $1,168,000 and stock compensation expense of $1,069,000.

     The Company used cash of $5,631,000 in investing activities during fiscal 2001, consisting primarily of purchases of property and equipment of $3,954,000 and additions to intangible assets of $1,696,000 primarily related to capitalized software.

     The Company's financing activities provided cash of $23,289,000 during fiscal 2001. This was primarily due to proceeds from the sale of common stock of $20,017,000 and $3,702,000 from the sale of its Series A Preferred Stock (see Notes 6 and Note 7 of Notes to Consolidated Financial Statements); partially offset by the net repayments of $430,000 against the IPS line of credit.

     The Company did not have any material capital expenditure commitments as of June 30, 2001.

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company's cash requirements through fiscal 2002, we may need to raise additional debt or equity financing in the next 12 months. We may not be able to obtain additional debt or equity financing. If successful in raising additional debt financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have an adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The potential impact of adopting SFAS 142 on the Company's financial position and results of operations is still being assessed by management.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and lines of credit. The Company does not use derivative financial instruments. The Company's cash equivalents are invested in money market accounts with major financial institutions. Due to the short duration and conservative nature of the Company's cash equivalents, the carrying value approximates the fair value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to our results of operations, cash flows or financial condition.

     The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents.

     Foreign Currency Exchange Rate Risk. Certain of the Company's foreign revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to our consolidated results of operations or balance sheet.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                               PAGE
                                                               ----
Financial Statements:
  Report of Independent Accountants.........................    40
  Consolidated Balance Sheets as of June 30, 2001 and
     2000...................................................    41
  Consolidated Statements of Operations for the years ended
     June 30, 2001, 2000 and 1999...........................    42
  Consolidated Statements of Stockholders' Equity for the
     years ended June 30, 2001, 2000 and 1999...............    43
  Consolidated Statements of Cash Flows for the years ended
     June 30, 2001, 2000 and 1999...........................    44
  Notes to Consolidated Financial Statements................    45
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts and
     Reserves for the years ended June 30, 2001, 2000 and
     1999...................................................    67

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Identix Incorporated:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 1, 2001, except for Note 14
which is as of September 17, 2001

                              IDENTIX INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 20,777,000   $ 15,620,000
  Accounts receivable, net..................................    25,608,000     28,352,000
  Inventories...............................................     6,089,000      5,180,000
  Prepaid expenses and other assets.........................     1,768,000      1,188,000
                                                              ------------   ------------
     Total current assets...................................    54,242,000     50,340,000
Property and equipment, net.................................     4,587,000      2,632,000
Intangibles and other assets................................    27,079,000     30,546,000
                                                              ------------   ------------
       Total assets.........................................  $ 85,908,000   $ 83,518,000
                                                              ============   ============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 10,595,000   $  8,570,000
  Notes payable.............................................            --        430,000
  Accrued compensation......................................     4,658,000      3,255,000
  Other accrued liabilities.................................     1,275,000      1,339,000
  Deferred revenue..........................................     6,672,000      2,561,000
                                                              ------------   ------------
     Total current liabilities..............................    23,200,000     16,155,000
Other liabilities...........................................        56,000         90,000
                                                              ------------   ------------
     Total liabilities......................................    23,256,000     16,245,000
                                                              ------------   ------------
Commitments (Note 12)
Redeemable convertible preferred stock, $0.01 par value;
  2,000,000 shares authorized; 234,558 and no shares issued
  and outstanding...........................................     3,702,000             --
                                                              ------------   ------------
Shareholders' equity:
  Common stock, $0.01 par value; 100,000,000 and 50,000,000
     shares authorized; 36,601,242 and 33,026,964 shares
     issued and outstanding.................................       366,000        330,000
  Additional paid-in capital................................   144,604,000    123,365,000
  Accumulated deficit.......................................   (85,839,000)   (56,241,000)
  Accumulated other comprehensive loss......................      (181,000)      (181,000)
                                                              ------------   ------------
       Total shareholders' equity...........................    58,950,000     67,273,000
                                                              ------------   ------------
       Total liabilities, redeemable convertible preferred
          stock and shareholders' equity....................  $ 85,908,000   $ 83,518,000
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
REVENUES:
  Product revenues.................................  $ 35,061,000   $ 30,925,000   $ 34,228,000
  Services revenues................................    46,767,000     41,770,000     47,534,000
                                                     ------------   ------------   ------------
     Total revenues................................    81,828,000     72,695,000     81,762,000
                                                     ------------   ------------   ------------
COST AND EXPENSES:
  Cost of product revenues.........................    22,787,000     18,261,000     19,388,000
  Cost of services revenues........................    41,783,000     36,634,000     41,399,000
  Research, development and engineering............     9,649,000      8,022,000      6,011,000
  Marketing and selling............................    16,389,000     10,762,000      8,112,000
  General and administrative.......................    13,946,000      9,608,000      7,458,000
  Amortization of acquired intangible assets.......     3,329,000      3,429,000        739,000
  Write-off of intangibles and other special
     charges.......................................     1,890,000             --      1,648,000
  Write-off of acquired in-process research and
     development...................................            --             --     10,044,000
  Preferred stock and warrant expense..............     1,259,000             --             --
                                                     ------------   ------------   ------------
     Total costs and expenses......................   111,032,000     86,716,000     94,799,000
                                                     ------------   ------------   ------------
Loss from operations...............................   (29,204,000)   (14,021,000)   (13,037,000)
Interest and other income (expense), net...........     1,436,000        915,000        383,000
Interest expense...................................      (113,000)      (141,000)      (445,000)
                                                     ------------   ------------   ------------
Loss before income taxes, equity interest in income
  (loss) of joint venture and cumulative effect of
  a change in accounting principle.................   (27,881,000)   (13,247,000)   (13,099,000)
Provision for income taxes.........................            --        (55,000)       (21,000)
                                                     ------------   ------------   ------------
Loss before equity interest in income (loss) of
  joint venture and cumulative effect of a change
  in accounting principle..........................   (27,881,000)   (13,302,000)   (13,120,000)
Equity interest in income (loss) of joint
  venture..........................................       281,000        (84,000)      (299,000)
                                                     ------------   ------------   ------------
Loss before cumulative effect of a change in
  accounting principle.............................   (27,600,000)   (13,386,000)   (13,419,000)
Cumulative effect of a change in accounting
  principle........................................    (1,998,000)            --             --
                                                     ------------   ------------   ------------
NET LOSS...........................................  $(29,598,000)  $(13,386,000)  $(13,419,000)
                                                     ============   ============   ============
BASIC AND DILUTED NET LOSS PER SHARE:
  Loss before cumulative effect of a change in
     accounting principle..........................  $      (0.82)  $      (0.43)  $      (0.52)
  Cumulative effect of a change in accounting
     principle.....................................         (0.06)            --             --
                                                     ------------   ------------   ------------
  Net loss per share...............................  $      (0.88)  $      (0.43)  $      (0.52)
                                                     ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC AND
  DILUTED LOSS PER SHARE COMPUTATION...............    33,807,000     31,441,000     25,932,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                     COMMON STOCK                                             OTHER
                                 ---------------------     ADDITIONAL      ACCUMULATED    COMPREHENSIVE
                                   SHARES      AMOUNT    PAID-IN CAPITAL     DEFICIT          LOSS           TOTAL
                                 ----------   --------   ---------------   ------------   -------------   ------------
BALANCE JUNE 30, 1998..........  25,255,577   $253,000    $ 52,274,000     $(29,436,000)    $(181,000)    $ 22,910,000
Sale of common stock under
  stock option plans...........     320,708      3,000       1,753,000               --            --        1,756,000
Sale of common stock under
  employee stock purchase
  plan.........................      35,610         --         253,000               --            --          253,000
Sale of common stock under
  warrant exercise.............      40,000         --         127,000               --            --          127,000
Issuance of common stock
  related to acquisition of
  Identicator Technology.......   2,974,959     30,000      39,932,000               --            --       39,962,000
Retirement of common stock
  related to acquisition of
  Biometric Applications and
  Tracking.....................        (896)        --              --               --            --               --
Net loss.......................          --         --              --      (13,419,000)           --      (13,419,000)
                                 ----------   --------    ------------     ------------     ---------     ------------
BALANCE JUNE 30, 1999..........  28,625,958    286,000      94,339,000      (42,855,000)     (181,000)      51,589,000
Sale of common stock under
  stock option plans...........   1,650,893     17,000       4,558,000               --            --        4,575,000
Sale of common stock under
  employee stock purchase
  plan.........................      32,721         --         236,000               --            --          236,000
Sale of common stock under
  warrant exercise.............     905,798      9,000      10,254,000               --            --       10,263,000
Sale of common stock by private
  placement....................   1,811,594     18,000      13,978,000               --            --       13,996,000
Net loss.......................          --         --              --      (13,386,000)           --      (13,386,000)
                                 ----------   --------    ------------     ------------     ---------     ------------
BALANCE JUNE 30, 2000..........  33,026,964    330,000     123,365,000      (56,241,000)     (181,000)      67,273,000
Sale of common stock under
  stock option plans...........     919,367      9,000       2,036,000               --            --        2,045,000
Sale of common stock under
  employee stock purchase
  plan.........................     165,010      2,000       1,007,000               --            --        1,009,000
Sale of common stock by private
  placement in January 2001....     264,901      3,000       1,980,000               --            --        1,983,000
Sale of common stock by private
  placement in June 2001.......   2,225,000     22,000      14,957,000               --            --       14,979,000
Issuance of warrants in
  connection with sale of
  redeemable convertible
  preferred stock..............          --         --       1,259,000               --            --        1,259,000
Net loss.......................          --         --              --      (29,598,000)           --      (29,598,000)
                                 ----------   --------    ------------     ------------     ---------     ------------
BALANCE JUNE 30, 2001..........  36,601,242   $366,000    $144,604,000     $(85,839,000)    $(181,000)    $ 58,950,000
                                 ==========   ========    ============     ============     =========     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------------
                                                                  2001           2000           1999
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(29,598,000)  $(13,386,000)  $(13,419,000)
  Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
      Depreciation..........................................     1,923,000      1,651,000      1,444,000
      Loss on disposal of property and equipment............        11,000         73,000             --
      Amortization of intangible assets.....................     3,728,000      4,120,000      1,483,000
      Recognition of deferred revenue.......................    (7,510,000)    (5,745,000)    (3,512,000)
      Equity interest in income (loss) of joint venture.....      (281,000)        84,000        299,000
      Write-off of acquired in-process research and
        development.........................................            --             --     10,044,000
      Write-off of intangibles and other special charges....     1,890,000             --             --
      Write-off of capitalized software.....................            --        304,000             --
      Stock compensation expenses...........................     1,069,000        221,000        139,000
      Inventory reserves....................................     1,770,000      1,096,000      1,251,000
      Allowance for doubtful accounts.......................     1,168,000        469,000        584,000
      Preferred stock and warrant expense...................     1,259,000             --             --
  Changes in assets and liabilities, net of effects of
    acquisition:
      Accounts receivable...................................     1,576,000     (3,010,000)     2,711,000
      Inventories...........................................    (2,749,000)    (1,001,000)     1,094,000
      Prepaid expenses and other assets.....................      (580,000)      (145,000)      (457,000)
      Accounts payable......................................     2,025,000     (1,199,000)       306,000
      Accrued compensation..................................       333,000        954,000        (35,000)
      Other accrued liabilities.............................      (156,000)        73,000        (18,000)
      Deferred revenue......................................    11,621,000      6,366,000      3,894,000
                                                              ------------   ------------   ------------
  Net cash (used for) provided by operating activities......   (12,501,000)    (9,075,000)     5,808,000
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (3,954,000)    (2,235,000)    (1,344,000)
  Proceeds from the sale of property and equipment..........        19,000         20,000         98,000
  Investment in joint venture...............................            --             --       (100,000)
  Additions to intangibles and other assets.................    (1,696,000)      (807,000)            --
  Cash received in acquisitions.............................            --             --         92,000
  Transaction costs related to acquisitions.................            --             --       (869,000)
                                                              ------------   ------------   ------------
  Net cash used for investing activities....................    (5,631,000)    (3,022,000)    (2,123,000)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under bank lines of credit.....................     4,914,000      4,915,000     20,626,000
  Payments under bank lines of credit.......................    (5,344,000)    (9,081,000)   (24,187,000)
  Principal payments on short-term note.....................            --       (200,000)            --
  Proceeds from sales of common and preferred stock.........    23,719,000     29,070,000      2,136,000
                                                              ------------   ------------   ------------
  Net cash provided by (used for) financing activities......    23,289,000     24,704,000     (1,425,000)
                                                              ------------   ------------   ------------
Net increase in cash and cash equivalents...................     5,157,000     12,607,000      2,260,000
Cash and cash equivalents at period beginning...............    15,620,000      3,013,000        753,000
                                                              ------------   ------------   ------------
Cash and cash equivalents at period end.....................  $ 20,777,000   $ 15,620,000   $  3,013,000
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $    113,000   $    141,000   $    441,000
  Cash paid during the year for income taxes................  $         --   $     18,000   $     65,000

  The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED JUNE 30, 2001

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Identix Incorporated (the "Company") designs, manufactures, develops and markets two categories of products for security, anti-fraud, law enforcement and other applications: (i) Security products ("Security") that verify the identity of an individual through the unique biological characteristics of a fingerprint including itrust, the Company's security software solution that integrates authentication, access rights and administration as a managed network security service and (ii) Imaging products ("Imaging") that electronically capture forensic quality fingerprint images from an individual's fingers for law enforcement and other applications. The Company provides information technology, engineering and management consulting services to private and public sector clients through Identix Public Sector, Inc. ("IPS"), a wholly owned subsidiary of the Company (formerly ANADAC, Inc.). The principal markets for the Company's products are the Americas, Asia, Australia, Europe and the Middle East. The Company operates in four business segments: (i) imaging, (ii) security, (iii) government services and (iv) fingerprinting services.

     The State of Wisconsin Investment Board ("SWIB") beneficially owned approximately 16% of the Company's outstanding common stock at June 30, 2001.

  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

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

  NEED FOR ADDITIONAL FINANCING

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company's cash requirements through fiscal 2002, the Company may need to raise additional debt or equity financing in the next 12 months. If successful in raising additional debt financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have an adverse impact on our financial performance and require us to implement certain cost reduction initiatives and curtail certain of our operations.

  JOINT VENTURE

     In September 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. ("Sylvan") to form Sylvan/Identix Fingerprinting Centers, LLC ("SIFC") for the purpose of providing fingerprinting services. The Company owns a 50% interest in the joint venture. In addition to the Company's equity interest in the income (loss) from the joint venture, the Company also derives license fees from SIFC, which are included within the interest and other income (expense), net, line item of the consolidated statement of operations.

  REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission Staff ("SEC staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company

                              IDENTIX INCORPORATED
implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. As presented in Note 15, the results for the first three quarters of fiscal 2001 have been restated to reflect the adoption of SAB 101 as of July 1, 2000. For fiscal 2001, the Company recognized $3,563,000 in product revenues that are included in the cumulative effect adjustment. The pro forma basic and diluted loss per share for fiscal 2000 is $0.41, which has been calculated assuming the accounting change was made retroactive to periods prior to July 1, 1999. Pro forma amounts for the periods prior to fiscal 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

     The portions of the Company's revenues impacted by SAB 101 are product revenues derived from the sale of equipment that requires installation. Certain of the Company's equipment sales require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company's interpretation of the requirements of SAB 101 results in changes to the Company's accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company's new accounting method, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation will continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable.

     Extended service and maintenance contract revenue is deferred and recognized ratably over the life of the service period of the related agreement. The majority of the Company's services are performed for the U.S. Government under various firm fixed-price ("FFP"), time-and-material ("T&M") and cost reimbursement contracts. Revenues on FFP contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on T&M contracts are recognized to the extent of billable rates times hours worked plus materials expense incurred. Revenues for cost plus fixed fee ("CPFF") contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable at June 30, 2001 represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

     Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense ("DOD"), and from subcontracts with other U.S. Government contractors, were approximately 95% of total services revenue for fiscal year 2001 and 90% for fiscal 2000 and fiscal 1999. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company's financial position or results of the operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect the Company's financial position or results of operations.

  MAJOR CUSTOMERS

     In fiscal 2001, 2000 and 1999, the Company had one customer, DOD, that accounted for 40%, 43% and 38% respectively, of total revenue.

                              IDENTIX INCORPORATED

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with maturity of three months or less when purchased. These investments are readily convertible to cash and are stated at cost, which approximates market.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which, potentially subject the Company to credit risk, consist principally of accounts receivable and investments. The Company performs on-going credit evaluations of its customers' financial conditions and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for potential credit losses, which are based upon the expected collection of each accounts receivable. Management believes that any risk of material loss is reduced due to the Company's substantial number of government customers.

     Currently, the Company's policy is to limit its exposure in financial instruments by investing its excess cash with major banks in money market accounts. The Company, by policy, limits the amount of exposure to any one financial institution.

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

     Certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Amortization of capitalized software costs is charged to cost of services revenues. Research and development expenditures are charged to research and development in the period incurred.

     The Company evaluates asset recoverability at each balance sheet date or when an event occurs that may impair recoverability of the asset. The Company determines the recoverability of the carrying amount of each intangible asset by reviewing the following factors: the undiscounted value of expected operating cash flows in

                              IDENTIX INCORPORATED
relation to its net capital investments, the estimated useful or contractual life of the intangible asset, the contract or product supporting the intangible asset, and in the case of purchased technology and capitalized software development costs, the Company periodically reviews the recoverability of the asset value by evaluating its products with respect to technological advances, competitive products and the needs of its customers.

  PRODUCT WARRANTY

     The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates made by management utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience.

  INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the income tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (see Note 9).

  STOCK-BASED COMPENSATION

     The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") are presented in Note 7. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

  COMPREHENSIVE INCOME

     Other comprehensive income (loss) includes charges or credits to equity that are not the result of transactions with owners. For the Company, comprehensive loss did not differ from the net loss for all periods presented. Accumulated other comprehensive loss consists of foreign currency translation adjustments which arose prior to fiscal 1999. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

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

     Options and warrants to purchase 7,075,585, 5,501,084 and 5,007,464 shares of common stock were outstanding at June 30, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of redeemable convertible preferred stock were outstanding at June 30, 2001 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

     Shares held under the Company's employee stock ownership plan are treated as outstanding for purposes of computing earnings per share amounts.

                              IDENTIX INCORPORATED

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- ACQUISITION

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

     The value of the Company's options and warrants that were to be exchanged for vested and unvested Identicator Technology options and warrants was determined in November 1998 using a Black-Scholes option pricing model with the following assumptions:

Expected life...............................................     2-5 years
Volatility..................................................            52%
Risk free interest rate.....................................       5.8-6.2%
Dividend yield..............................................             0%

     The following table summarizes the components of the purchase consideration:

                                                                          FAIR    TOTAL FAIR
                                                               SHARES     VALUE      VALUE
                                                              ---------   -----   -----------
Common shares outstanding...................................  2,908,112   $8.08   $23,502,000
Common shares issuable on exercise of options...............  2,074,979   $7.80    16,176,000
Common shares issuable on exercise of warrants..............     66,847   $4.25       284,000
                                                              ---------           -----------
                                                              5,049,938           $39,962,000
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

                              IDENTIX INCORPORATED

  Allocation of Purchase Price.

     The total purchase price of $44,235,000 was allocated to the fair value of the assets acquired as follows:

                                                                            AMORTIZATION
                                                                                LIFE
                                                                            ------------
Tangible assets.............................................  $ 1,502,000
In-process research and development.........................   10,044,000
Core technology.............................................    4,663,000      5 years
Assembled workforce.........................................      202,000      3 years
Goodwill....................................................   27,824,000     12 years
                                                              -----------
  Total.....................................................  $44,235,000
                                                              ===========

  In-Process Research and Development.

     The fair value of the purchased in-process research and development was determined using the stage of completion method based on the future cash flows that are projected to be generated by the products under development over a 5-year period.

     In-process research and development activities consisted of hardware and software product concept formulation, mechanical and optical design, engineering prototyping, software code programming and testing procedure design and development. The purchased in-process research and development was focused on the next generation of fingerprint readers, which are expected to be of significantly reduced size and cost. Also under development was software required to integrate and support the next generation readers, to enhance the existing functionality of current products and to add additional capabilities.

     The important elements of the in-process projects at the time of acquisition included product concepts and designs, software code, test specifications and processes and pre-prototype models. The fair value of the in-process products was determined as a whole but the Company estimated that approximately 80% of the value was attributable to the software related products and 20% to hardware related products. The in-process products were projected to be completed over the next 1-3 years. The Company expects to continue the development of each project not yet completed. However, there is a risk associated with completion of the in-process projects and there can be no assurance that any project will meet with technological success. Failure to successfully develop and commercialize these in-process projects would result in the loss of the expected economic return inherent in the fair value allocation. Additionally, the value of the other intangible assets acquired may become impaired.

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

     The developmental products acquired were evaluated in context of Interpretation 4 of Statement of Financial Accounting Standards ("SFAS") No. 2 and SFAS No. 86 and the identified in-process research and development was expensed in accordance with these provisions, as technological feasibility had not yet been reached.

                              IDENTIX INCORPORATED

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company, Identicator Technology, as if the acquisition had occurred prior to fiscal 1999 and does not include the adjustment for the non-recurring write-off of acquired in-process research and development. The net loss per share is based on the average number of shares of common stock of the Company outstanding during the period plus the common shares issued by the Company to acquire Identicator Technology. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the assumed dates or of operating results, which may occur in the future.

                                                             FISCAL YEAR ENDED JUNE 30, 1999
                                                             -------------------------------
                                                                       (UNAUDITED)
Total revenues.............................................           $ 85,921,000
Net loss...................................................            (15,920,000)
Net loss per share:
  Basic and diluted........................................           $      (0.56)

  BIOMETRIC APPLICATIONS AND TECHNOLOGY, INC.

     On July 31, 1999, in conjunction with the rationalization of product lines following the acquisition of Identicator Technology, the Company closed the Kansas City office of BA&T and terminated most of the staff. Development work-in-process was transferred to other parts of the Company.

NOTE 3 -- INVENTORY WRITE-OFFS AND RESERVES AND WRITE-OFF OF INTANGIBLES AND OTHER SPECIAL CHARGES

  FISCAL 2001

     In light of continued deteriorating general economic conditions, during the third quarter of fiscal 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of products.

     As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Beginning in fiscal 2002, a Global Services group based in Northern Virginia is now managing all service and consulting operations, including worldwide customer support and public sector customers. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that is not profitable and not central to the Company's revised business strategy. The Company expects to complete this restructuring by the end of fiscal 2002.

     Charges recorded during fiscal 2001 in connection with the review and restructuring activities, substantially all of which were non-cash in nature, are summarized as follows:

Inventory write-offs and reserves...........................   $1,843,000
Write-off of intangibles and other assets...................    1,691,000
Allowance for doubtful accounts.............................      643,000
Contract accruals...........................................      185,000
Employee separation.........................................      155,000
                                                               ----------
          Total.............................................   $4,517,000
                                                               ==========

                              IDENTIX INCORPORATED

     These charges were included in the Company's consolidated statement of operations as follows:

Cost of product revenues....................................   $1,843,000
Cost of services revenues...................................      141,000
General and administrative..................................      643,000
Write-off of intangibles and other special charges..........    1,890,000
                                                               ----------
          Total.............................................   $4,517,000
                                                               ==========

  FISCAL 1999

     The Company recorded a charge of $1,648,000 during fiscal 1999 related to reorganization and other costs. These costs arose from the rationalization of product lines and redundant infrastructure following the acquisition of Identicator Technology.

NOTE 4 -- BALANCE SHEET DETAIL

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Accounts receivable:
  Commercial and other......................................  $12,091,000   $10,796,000
  United States Government:
     Billed.................................................   10,683,000    13,293,000
     Unbilled...............................................    3,597,000     4,936,000
  Other receivables.........................................      639,000       393,000
Less: allowance for doubtful accounts.......................   (1,402,000)   (1,066,000)
                                                              -----------   -----------
                                                              $25,608,000   $28,352,000
                                                              ===========   ===========
Inventories:
  Purchased parts and materials.............................  $ 1,603,000   $ 2,141,000
  Work-in-process...........................................    1,260,000       860,000
  Finished goods, including spares..........................    3,226,000     2,179,000
                                                              -----------   -----------
                                                              $ 6,089,000   $ 5,180,000
                                                              ===========   ===========
Property and equipment:
  Manufacturing, test and office equipment..................  $ 7,558,000   $ 7,703,000
  Furniture and fixtures....................................    1,928,000     1,500,000
  Leasehold improvements....................................    1,578,000       245,000
                                                              -----------   -----------
                                                               11,064,000     9,448,000
Less: accumulated depreciation and amortization.............   (6,291,000)   (6,744,000)
Less: accumulated depreciation of leased assets.............     (186,000)      (72,000)
                                                              -----------   -----------
                                                              $ 4,587,000   $ 2,632,000
                                                              ===========   ===========

                              IDENTIX INCORPORATED

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
<no_color>
Intangibles and other assets:
  Goodwill..................................................  $28,271,000   $28,271,000
  Purchased technology......................................    3,902,000     5,338,000
  Assembled workforce.......................................      202,000       202,000
  Patents and licenses......................................      204,000       204,000
  Capitalized software development costs....................    2,359,000     1,922,000
  Less: accumulated amortization............................   (9,520,000)   (6,125,000)
                                                              -----------   -----------
                                                               25,418,000    29,812,000
  Deposits..................................................      962,000       382,000
  Long-term receivables from related parties................      687,000       341,000
  Other assets..............................................       12,000        11,000
                                                              -----------   -----------
                                                              $27,079,000   $30,546,000
                                                              ===========   ===========
Accrued compensation:
  Salary and wages..........................................  $ 1,613,000   $ 1,549,000
  Deferred compensation.....................................    1,439,000       383,000
  Benefits..................................................    1,340,000     1,312,000
  Payroll taxes.............................................      266,000        11,000
                                                              -----------   -----------
                                                              $ 4,658,000   $ 3,255,000
                                                              ===========   ===========

NOTE 5 -- LINES OF CREDIT

     At June 30, 2001, the Company had a $7,500,000 bank line of credit (the "Imperial Bank Line of Credit") collateralized by substantially all of the assets of the Company. Under the Imperial Bank Line of Credit, the Company may borrow up to 80% of eligible accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest plus 0.50% (7.25% at June 30, 2001). The Imperial Bank Line of Credit expires on August 20, 2001 (see Note 14). At June 30, 2001 there was no amount outstanding under the Imperial Bank Line of Credit. At June 30, 2001, $5,573,000 was available for future borrowings. The Imperial Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock. During fiscal 2001, the Company occasionally defaulted on one of its covenants however, the Company obtained waivers of default from the bank.

     IPS has a $6,000,000 bank line of credit (the "IPS Line of Credit") collateralized by IPS' accounts receivable and certain other assets. Outstanding balances bear interest at the bank's prime lending rate (6.75% at June 30, 2001) and are payable upon demand. Available borrowings under the line are based upon qualifying accounts receivable balances. The IPS Line of Credit expires June 30, 2002. At June 30, 2001 and 2000, nil and $430,000, respectively, were outstanding. At June 30, 2001, $5,434,000 was available to borrow under the IPS Line of Credit. The IPS Line of Credit agreement includes, among other things, certain financial covenants and maintenance of certain financial ratios. During fiscal 2001, IPS was in compliance with such covenants.

     There were no material borrowings outstanding under the Imperial Bank Line of Credit for fiscal 2001 and fiscal 2000. The weighted average interest rates on borrowings outstanding under the IPS Line of Credit during fiscal 2001 and 2000 was 7.34% and 8.6%, respectively.

                              IDENTIX INCORPORATED

NOTE 6 -- REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In accordance with the Securities Purchase Agreement, the price per share was determined using the average closing price of the Company's common stock during the ten trading days immediately prior to the sale. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws. However, Motorola has demand registration rights, which were effective beginning on January 7, 2001.

     The Series A Preferred Stock is convertible into shares of the Company's common stock on a one-to-one basis, subject to adjustment for anti-dilution. The Series A Preferred Stock is redeemable upon a change in control or sale of all or substantially all of the assets of the Company at a redemption price equal to all accrued or declared but unpaid dividends of the Series A Preferred Stock, plus the greater (as adjusted for any stock dividends, combinations, or splits with respect to such shares) of (i) the then current market price of each such share (i.e. the average closing price of the common stock during the ten trading days immediately prior to the change of control) or (ii) $15.99 per share.

     In connection with the issuance of the Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model and the following assumptions: fair value of common stock of $15.99 per share, a contractual life of five years, an annual risk free interest rate of 6%, volatility of 73.9%, and no future dividends. Based on the net cash proceeds received from the sale of Series A Preferred Stock of $3,702,000, the relative fair values of the Series A Preferred Stock and the warrant totaled $2,443,000 and $1,259,000, respectively. The relative fair market value of the warrant was credited to additional paid-in capital within shareholders' equity. The Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

     The proceeds from the sale of the Series A Preferred Stock were required to be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust activities.

NOTE 7 -- CAPITAL STOCK

  COMMON STOCK

     In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. ("VeriSign") pursuant to which, the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale. The proceeds from the sale of the common stock were required to be used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company's itrust activities.

     In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to SWIB. The sale resulted in net cash proceeds of $14,979,000. The Company has registered the shares for resale.

  EMPLOYEE STOCK OPTIONS

     In October 1992, the Company adopted the 1992 Incentive Stock Option Plan ("1992 Plan"). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company's common stock have been reserved for

                              IDENTIX INCORPORATED
issuance under the 1992 Plan. As of September 17, 2001, no shares are available for issuance under the 1992 plan.

     In July 1995, the Company adopted the Identix Incorporated Equity Incentive Plan ("1995 Plan"). The 1995 Plan will expire in 2005. In October 1997, 1998 and 2000, the Company amended the 1995 Plan so that a total of 4,700,000 shares of the Company's common stock are currently reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors of and consultants to the Company.

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

     In August 1995, the Company adopted the Non-Employee Directors Stock Option Plan ("Directors Plan"), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998 and 2000, the Company amended the Director's Plan so that a total of 860,000 shares of the Company's common stock are currently reserved for issuance under the Directors Plan.

     The Directors Plan provides that when a person who is not, and has not been in the preceding twelve months, an officer or an employee of the Company is elected or appointed a member of the Board, the Company will grant that person on the effective date of such election or appointment (i) a nonqualified stock option to purchase 30,000 shares of Company common stock if less than six months have elapsed since the last annual meeting of stockholders or (ii) a nonqualified stock option to purchase 15,000 shares of common stock if at least six months have elapsed since the last annual meeting of stockholders. The Directors Plan, as currently in effect, further provides that on the first meeting of the Board immediately following the annual meeting of stockholders of the Company (even if held on the same day as the meeting of stockholders), the Company will grant to each non-employee director then in office a nonqualified stock option to purchase an additional 30,000 shares of Company common stock ("Annual Grant").

     Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. Options vest quarterly over a one year period from the date of grant.

     In April 2000, the Company adopted the Identix Incorporated New Employee Stock Incentive Plan ("New Employee Plan"). The New Employee Plan will expire in 2010. In February 2001, the Company amended the New Employee Plan so that a total of 2,500,000 shares of the Company's common stock are currently reserved for issuance under the New Employee Plan. Under the New Employee Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with the Company, provided such person is not employed by the Company at the time of the award. The New Employee Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible persons; provided, however, that only nonqualified stock options may be granted under the plan. Under the New Employee Plan, the term of any nonqualified stock option granted may not exceed 15 years, and the exercise price of any such option must be at least 85% of the fair market value of the Company's common stock at the date of grant. Options generally vest on a monthly basis over a period of four years.

                              IDENTIX INCORPORATED

     The following table summarizes the Company's stock option activity and related information for the past three years:

                                                               SHARES                   WEIGHTED
                                                             AVAILABLE      OPTIONS     AVERAGE
                                                             FOR GRANT    OUTSTANDING    PRICE
                                                             ----------   -----------   --------
BALANCE AS OF JUNE 30, 1998................................     168,104    2,291,261     $ 6.59
Shares reserved upon adoption of amendment to 1995 Plan....   1,250,000           --
Shares reserved upon adoption of amendment to Director's
  Plan.....................................................     160,000           --
Shares reserved and granted under the Identicator
  Technology acquisition...................................          --    2,074,979     $ 0.26
Options granted............................................  (1,217,000)   1,217,000     $ 7.86
Options exercised..........................................          --     (320,708)    $ 5.48
Options canceled...........................................     255,068     (255,068)    $ 7.97
                                                             ----------   ----------
BALANCE AS OF JUNE 30, 1999................................     616,172    5,007,464     $ 4.28
Shares reserved upon adoption of amendment to 1995 Plan....   1,700,000           --
Shares reserved upon adoption of New Employee Plan.........   1,500,000           --
Options granted............................................  (1,988,000)   1,988,000     $12.09
Options exercised..........................................          --   (1,650,893)    $ 2.70
Options canceled...........................................     227,855     (227,855)    $ 7.69
Options canceled and expired...............................          --         (254)    $ 0.26
                                                             ----------   ----------
BALANCE AS OF JUNE 30, 2000................................   2,056,027    5,116,462     $ 7.26
Shares reserved upon adoption of amendment to Director's
  Plan.....................................................     450,000           --
Shares reserved upon adoption of amendment to New Employee
  Plan.....................................................   1,000,000           --
Options granted............................................  (2,508,750)   2,508,750     $11.26
Options exercised..........................................          --     (919,367)    $ 2.13
Options canceled...........................................     437,813     (437,813)    $ 9.40
Options canceled and expired...............................          --      (11,152)    $ 0.26
                                                             ----------   ----------
BALANCE AS OF JUNE 30, 2001................................   1,435,090    6,256,880     $ 9.77
                                                             ==========   ==========

     During fiscal 2001 and 2000, the Company recognized expense of $421,000 and $93,000, respectively, for granting stock options to employees at exercise prices below fair market value at the time of grant.

     The following table summarizes options outstanding at June 30, 2001:

                               OPTIONS OUTSTANDING
                  ---------------------------------------------
                                 WEIGHTED                             OPTIONS EXERCISABLE
                                 AVERAGE                          ----------------------------
   RANGE OF                   REMAINING LIFE   WEIGHTED AVERAGE               WEIGHTED AVERAGE
EXERCISE PRICES    NUMBER       (IN YEARS)      EXERCISE PRICE     NUMBER      EXERCISE PRICE
---------------   ---------   --------------   ----------------   ---------   ----------------
$ 0.01 - $ 7.63   1,686,173        6.44             $ 4.77        1,413,538        $ 4.49
$ 7.70 - $10.20   2,285,159        8.86               9.16          683,433          9.21
$10.69 - $14.06   1,785,819        8.95              13.68          575,266         13.89
$14.97 - $16.38     499,729        9.28              15.07          172,664         15.05
                  ---------                                       ---------
                  6,256,880        8.28             $ 9.77        2,844,901        $ 8.17
                  =========                                       =========

                              IDENTIX INCORPORATED

  PRO FORMA DISCLOSURES

     The weighted average fair value at date of grant for options granted during fiscal 2001, 2000 and 1999 was $8.78, $5.25 and $4.33 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                               FISCAL YEAR ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Expected life (years).......................................     4       4       4
Risk free interest rate.....................................  5.31%   6.10%   4.80%
Volatility..................................................    81%     70%     68%
Dividend yield..............................................    --%     --%     --%

     Had compensation expense for the Company's stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                             FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Net loss:
  As reported......................................  $(29,598,000)  $(13,386,000)  $(13,419,000)
  Pro forma........................................   (41,316,000)   (17,343,000)   (16,393,000)
Net loss per share:
  As reported basic and diluted....................  $      (0.88)  $      (0.43)  $      (0.52)
  Pro forma basic and diluted......................         (1.22)         (0.55)         (0.63)

  EMPLOYEE STOCK OWNERSHIP PLAN

     The IPS Employee Stock Ownership Plan ("ESOP") enables eligible employees of IPS to share in the growth of the Company through the acquisition of the Company's common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant's base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the ESOP made by the Company. The Company's expense for the ESOP was $93,588 in fiscal 2001, $77,000 in fiscal 2000 and $145,000 in fiscal 1999. A total of 194,610, 265,651 and 330,092 allocated shares of the Company's common stock were held by the ESOP at June 30, 2001, 2000 and 1999, respectively.

  EMPLOYEE STOCK PURCHASE PLAN

     On October 30, 1998, the Company adopted an employee stock purchase plan ("ESPP"), through which qualified employees of the Company may participate in stock ownership of the Company. At June 30, 2001 shares of common stock reserved for the ESPP totaled 266,655. The cost of each share purchased is 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) the six-monthly purchase date. Pursuant to the ESPP, 165,011, 32,721 and 35,610 shares were issued at a weighted average price of $6.12, $7.20 and $7.12 per share during fiscal 2001, 2000 and 1999, respectively.

  WARRANTS

     In connection with the private placement of the Company's common stock in July 1999, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. A warrant to purchase

                              IDENTIX INCORPORATED

33,186 shares of common stock for $10.85 per share was also issued to the broker who arranged the private placement. Under the terms of the agreement, Identix agreed to register for resale the shares and warrants. In April 2000, warrants to purchase 905,798 of the Company's common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000.

     As further discussed in Note 6, in connection with the private placement of the Company's Series A Preferred Stock, the Company issued to the investor a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model and, based on the net cash proceeds received from the sales of Series A Preferred Stock the relative fair value of the warrant totaled $1,259,000.

NOTE 8 -- RELATED PARTY TRANSACTIONS

     A member of the Board of Directors presently owns 38% of Integrated Manufacturing Solutions, Inc., ("IMS"), a manufacturer of integrated circuit boards that provides manufacturing services to the Company. IMS billed the Company approximately $1,620,000, $2,920,000, and $2,798,000 in fiscal 2001,
2000 and 1999, respectively. Amounts outstanding to IMS at June 30, 2001 and 2000 were approximately $33,000 and $200,000, respectively.

     The Company purchases certain complete biometric security products, research and development, engineering and administrative services from International Technology Concepts, Inc ("IT Concepts"). Two officers and shareholders of the Company are directors, officers and principal shareholders of IT Concepts. IT Concepts billed the Company approximately $3,672,000 in fiscal 2001, $3,080,000 in fiscal 2000 and $360,000 fiscal 1999. The Company did not purchase goods or services from IT Concepts prior to fiscal 1999. Amounts outstanding to IT Concepts at June 30, 2001 and 2000 were approximately $287,000 and $5,000, respectively.

NOTE 9 -- INCOME TAXES

     The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                           2001          2000          1999
                                                       ------------   -----------   -----------
Federal tax at statutory rate........................  $(10,037,000)  $(4,582,000)  $(4,562,000)
State tax, net of federal benefit....................    (1,181,000)     (542,000)     (782,000)
Non-deductible preferred stock and warrant expense...       428,000            --            --
Goodwill amortization................................     1,257,000     1,304,000       281,000
Change in valuation allowance........................     9,513,000     3,818,000     5,014,000
Other................................................        20,000        57,000        70,000
                                                       ------------   -----------   -----------
                                                       $         --   $    55,000   $    21,000
                                                       ============   ===========   ===========

                              IDENTIX INCORPORATED

     Deferred tax assets (liabilities) comprise the following:

                                                                    JUNE 30,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Net operating loss and tax credit carryforwards..........  $ 23,786,000   $ 14,134,000
Inventory reserve and basis difference...................       952,000      1,142,000
Depreciation and amortization............................       690,000        229,000
Compensation accruals....................................       543,000        329,000
Accounts receivable and sales reserve....................       533,000        397,000
Deferred revenue.........................................     1,964,000        570,000
Other....................................................       150,000         99,000
                                                           ------------   ------------
          Gross deferred tax assets......................    28,618,000     16,900,000
Unbilled accounts receivable.............................    (1,439,000)    (1,877,000)
                                                           ------------   ------------
Net deferred tax asset before valuation..................    27,179,000     15,023,000
Valuation allowance......................................   (27,179,000)   (15,023,000)
                                                           ------------   ------------
          Total net deferred tax asset...................  $         --   $         --
                                                           ============   ============

     The deferred tax asset valuation allowance is attributed to U.S. Federal and State deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of these assets, such that a full valuation allowance is required. As of June 30, 2001, the Company has federal and state net operating loss carryforwards of approximately $71,412,000 and $27,137,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2021. For federal and state tax purposes, the Company's net operating loss carryforwards are subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.

NOTE 10 -- REPORTABLE SEGMENT DATA

     The Company has determined that its reportable segments are those based on its method of internal reporting. The Company's reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company's reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly

                              IDENTIX INCORPORATED
assigned. The accounting policies of the segments are the same as those described in Note 1 "The Company and its Significant Accounting Policies". Segment information is as follows:

                                                             FISCAL YEAR ENDED JUNE 30,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Total revenues:
  Imaging..........................................  $ 27,010,000   $ 22,313,000   $ 27,170,000
  Security.........................................     8,051,000      8,612,000      7,058,000
  Government Services..............................    50,561,000     45,463,000     50,265,000
  Elimination of inter-segment revenues............    (3,794,000)    (3,693,000)    (2,731,000)
                                                     ------------   ------------   ------------
                                                     $ 81,828,000   $ 72,695,000   $ 81,762,000
                                                     ============   ============   ============
Depreciation and amortization:
  Imaging..........................................  $  1,162,000   $  1,080,000   $    855,000
  Security.........................................     3,751,000      3,773,000      1,150,000
  Government Services..............................       738,000        918,000        922,000
                                                     ------------   ------------   ------------
                                                     $  5,651,000   $  5,771,000   $  2,927,000
                                                     ============   ============   ============
Interest and other income (expense), net:
  Imaging..........................................  $    267,000   $    244,000   $    105,000
  Security.........................................       470,000        124,000         51,000
  Government Services..............................       391,000        322,000        111,000
  Fingerprinting Services..........................       308,000        225,000        116,000
                                                     ------------   ------------   ------------
                                                     $  1,436,000   $    915,000   $    383,000
                                                     ============   ============   ============
Interest expense:
  Imaging..........................................  $      1,000   $     19,000   $    217,000
  Security.........................................            --         14,000        141,000
  Government Services..............................       112,000        108,000         87,000
                                                     ------------   ------------   ------------
                                                     $    113,000   $    141,000   $    445,000
                                                     ============   ============   ============
Net income (loss):
  Imaging..........................................  $ (4,128,000)  $ (1,496,000)  $    801,000
  Security.........................................   (23,783,000)   (13,286,000)   (16,036,000)
  Government Services..............................    (2,276,000)     1,255,000      1,999,000
  Fingerprinting Services..........................       589,000        141,000       (183,000)
                                                     ------------   ------------   ------------
                                                     $(29,598,000)  $(13,386,000)  $(13,419,000)
                                                     ============   ============   ============
Capital expenditures:
  Imaging..........................................  $  1,964,000   $  1,376,000   $    797,000
  Security.........................................     1,229,000        449,000        298,000
  Government Services..............................       761,000        410,000        249,000
                                                     ------------   ------------   ------------
                                                     $  3,954,000   $  2,235,000   $  1,344,000
                                                     ============   ============   ============

                              IDENTIX INCORPORATED

                                                                       JUNE 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Identifiable assets:
  Imaging.............................................  $36,292,000   $31,042,000   $14,591,000
  Security............................................   30,579,000    32,987,000    37,556,000
  Government Services.................................   19,037,000    19,489,000    19,299,000
                                                        -----------   -----------   -----------
                                                        $85,908,000   $83,518,000   $71,446,000
                                                        ===========   ===========   ===========

NOTE 11 -- FOREIGN OPERATIONS DATA

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Total revenues:
  North America.......................................  $78,123,000   $68,517,000   $77,679,000
  International.......................................    3,705,000     4,178,000     4,083,000
                                                        -----------   -----------   -----------
                                                        $81,828,000   $72,695,000   $81,762,000
                                                        ===========   ===========   ===========

                                                                       JUNE 30,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Identifiable assets:
  North America.......................................  $84,874,000   $81,043,000   $70,489,000
  International.......................................    1,034,000     2,475,000       957,000
                                                        -----------   -----------   -----------
                                                        $85,908,000   $83,518,000   $71,446,000
                                                        ===========   ===========   ===========

NOTE 12 -- COMMITMENTS

     The Company currently occupies its headquarters, Imaging and Security facility under a lease, which expires December 31, 2007, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for research, development and engineering, which expires October 31, 2005. Further, the Company leases office space for its sales force under operating leases, which expire at various dates through 2006. The Company leases office space for its IPS business under operating leases expiring at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

     Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
  2002......................................................   $ 4,691,000
  2003......................................................     4,957,000
  2004......................................................     5,294,000
  2005......................................................     5,666,000
  2006......................................................     5,451,000
  Thereafter................................................    18,718,000
                                                               -----------
     Total..................................................   $44,777,000
                                                               ===========

                              IDENTIX INCORPORATED

     Total rental expense under operating leases was $2,550,000, $1,654,000 and $1,966,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for the fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The potential impact of adopting SFAS 142 on the Company's financial position and results of operations is still being assessed by management.

NOTE 14 -- SUBSEQUENT EVENTS

     In connection with the Company's restructuring of its worldwide operations (see Note 3), in July 2001, the Company initiated a workforce reduction of approximately 35 employees, or 8% of its worldwide workforce. The charge anticipated in the first quarter of fiscal 2002 as a result of the workforce reduction will be approximately $1,500,000.

     On September 17, 2001, the Company received a firm commitment from Silicon Valley Bank to loan the Company up to the lesser of $7,500,000 or 75% of the Company's eligible accounts receivable. Loans will be secured by substantially all of the assets of the Company and bear interest at the bank's prime rate of interest plus two percent. The commitment from Silicon Valley Bank identifies certain financial and operating covenants, including restrictions on the Company's ability to pay dividends on the Company's common stock, that will be set forth in definitive loan documentation expected to be executed by the bank and the Company in due course. The commitment from Silicon Valley Bank replaces the Company's previous line of credit, the Imperial Bank Line of Credit, which expired August 20, 2001.

NOTE 15 -- QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

     The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended June 30, 2001. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results.

     As discussed in Note 1, the Company changed its accounting method for revenue recognition in the fourth quarter of the year ended June 30, 2001, retroactive to July 1, 2000. Accordingly, the following unaudited quarterly consolidated financial data for the first three quarters of the year ended June 30, 2001 has been restated to reflect the impact of the change in accounting method as if adopted on July 1, 2000.

                              IDENTIX INCORPORATED

In thousands, except share and per share amounts:

                                                                                                                     FOURTH
                                  FIRST QUARTER ENDED        SECOND QUARTER ENDED         THIRD QUARTER ENDED        QUARTER
                                  SEPTEMBER 30, 2000           DECEMBER 31, 2000            MARCH 31, 2001            ENDED
                               -------------------------   -------------------------   -------------------------    JUNE 30,
                                   AS                          AS                          AS                         2001
                               PREVIOUSLY                  PREVIOUSLY                  PREVIOUSLY                  -----------
                                REPORTED     AS RESTATED    REPORTED     AS RESTATED    REPORTED     AS RESTATED   AS REPORTED
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Revenues.....................  $    21,367   $    20,095   $    21,226   $    20,974   $    19,985   $    20,224   $    20,535
Gross profit.................        4,987         4,322         5,206         5,083         4,204         4,315         3,538
Loss before cumulative effect
 of a change in accounting
 principle...................       (4,711)       (5,376)       (5,057)       (5,180)       (8,480)       (8,369)       (8,675)
Cumulative effect of a change
 in accounting principle.....           --        (1,998)           --            --            --            --            --
Net loss.....................  $    (4,711)  $    (7,374)  $    (5,057)  $    (5,180)  $    (8,480)  $    (8,369)  $    (8,675)
Basic and diluted net loss
 per share:
 Loss before cumulative
   effect of a change in
   accounting principle......  $     (0.14)  $     (0.16)  $     (0.15)  $     (0.15)  $     (0.25)  $     (0.25)  $     (0.25)
 Cumulative effect of a
   change in accounting
   principle.................           --   $     (0.06)           --            --            --            --            --
 Basic and diluted net loss
   per share.................  $     (0.14)  $     (0.22)  $     (0.15)  $     (0.15)  $     (0.25)  $     (0.25)  $     (0.25)
 Weighted average common
   shares used in basic and
   diluted loss per share
   computation...............   33,208,000    33,208,000    33,439,000    33,439,000    33,954,000    33,954,000    34,638,000


                                  TOTAL
                               -----------
                               AS REPORTED
                               -----------
Revenues.....................  $    81,828
Gross profit.................       17,258
Loss before cumulative effect
 of a change in accounting
 principle...................      (27,600)
Cumulative effect of a change
 in accounting principle.....       (1,998)
Net loss.....................      (29,598)
Basic and diluted net loss
 per share:
 Loss before cumulative
   effect of a change in
   accounting principle......  $     (0.82)
 Cumulative effect of a
   change in accounting
   principle.................  $     (0.06)
 Basic and diluted net loss
   per share.................  $     (0.88)
 Weighted average common
   shares used in basic and
   diluted loss per share
   computation...............   33,807,000

                                                          QUARTERS ENDED
                              ----------------------------------------------------------------------
                              SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,
                                  1999            1999          2000          2000          TOTAL
                              -------------   ------------   -----------   -----------   -----------
Revenues....................   $    17,467    $    17,526    $    17,580   $    20,122   $    72,695
Gross profit................         4,365          4,268          3,942         5,225        17,800
Net loss....................   $    (3,472)   $    (3,057)   $    (4,121)  $    (2,736)  $   (13,386)
Basic and diluted net loss
  per share.................   $     (0.11)   $     (0.10)   $     (0.13)  $     (0.08)  $     (0.43)
  Weighted average common
     shares used in basic
     and diluted loss per
     share computation......    30,644,000     30,915,000     31,398,000    32,845,000    31,441,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the proxy statement to be used in connection with the 2001 Annual Meeting of the Stockholders (the "Proxy Statement").

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

     (a)2  Financial Statement Schedules

     Schedule II -- Valuation and Qualifying Accounts and Reserves

     (a)3  Exhibits.

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
3.1(1)     --   Certificate of Incorporation
3.2(1)     --   Bylaws
4.1(2)     --   Registration Rights Agreement dated June 30, 1999
4.2(2)     --   Form of Series I Warrant
4.3(3)     --   Securities Purchase Agreement between Identix and Motorola,
                Inc., dated July 2000
4.4(3)     --   Certificate of Designation of Series A Preferred Stock of
                Identix
4.5(3)     --   Information and Registration Rights Agreement between
                Identix and Motorola, Inc., dated July 7, 2000
4.6(3)     --   Warrant to Purchase 187,647 Shares of Identix Common Stock,
                dated July 6, 2000
4.7(4)     --   Common Stock Purchase Agreement between Identix and VeriSign
                Capital Management, Inc., dated December 22, 2000

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
<no_color>
4.8(5)     --   Share Purchase Agreement between Identix and State of
                Wisconsin Investment Board, dated, June 11, 2001
10.1(6)    --   Identix' 1983 Incentive Stock Option Plan and form of
                Incentive Stock Option Agreement and Non-Statutory Stock
                Option Agreement
10.2(7)    --   ANADAC 1984 Incentive Stock Option Plan and forms of
                Incentive Stock Option Agreement and Non-Statutory Stock
                Option Agreement
10.3(8)    --   Identix' 1992 Employee Stock Option Plan, and forms of
                Incentive Stock Option Agreement and Non-Qualified Stock
                Option Agreement
10.4       --   Amendment to Identix' 1992 Employee Stock Option Plan dated
                June 18, 2001
10.5(8)    --   Identicator Corporation 1995 Stock Option Plan
10.6       --   Identix' 1995 Equity Incentive Plan, as amended June 18,
                2001
10.7       --   Identix' 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001
10.8(8)    --   IDT Holdings, Inc. 1998 Stock Option/Stock Issuance Plan
10.9       --   Identix' New Employee Stock Incentive Plan, as amended June
                18, 2001
10.10(9)   --   Employee Stock Purchase Plan
10.11(9)   --   Foreign Subsidiary Employee Stock Purchase Plan
10.12(7)   --   Loan and Security Agreement dated January 9, 1991 between
                ANADAC and Crestar Bank, as amended August 5, 1992 and
                October 23, 1992
10.13(10)  --   Amendment to Loan and Security Agreement between ANADAC and
                Crestar Bank, dated December 2, 1996
10.14(11)  --   Amended and Restated Revolving Note Agreement between ANADAC and Crestar Bank, dated December 2, 1996
10.15(12)  --   Amendment to Security and Loan Agreement between ANADAC and
                Crestar Bank, dated February 4, 1999
10.16      --   Amendment to Security and Loan Agreement between ANADAC and
                Suntrust Bank (Successor in Interest to Crestar Bank) dated
                May 1, 2000, April 10, 2001 and June 26, 2001
10.17(13)  --   AEGIS Combat Ship Building Program with ANADAC
10.18      --   Subcontract between ANADAC and Advanced Engineering and
                Research Associates, Inc., dated August 25, 2000
10.19(14)  --   Office Building Lease between ANADAC and Charles Smith
                Management, Inc., dated May 18, 1995
10.20(15)  --   Office Building Lease between ANADAC and U.S. AIR, Inc.,
                dated April 1, 1995
10.21      --   Office Lease between ANADAC and Federal Center Limited
                Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001
10.22      --   Office Building Lease between Identix and Pacific Gulf
                Properties Inc., dated July 19, 2000, as amended December
                12, 2000
10.23(16)  --   Standard Industrial Commercial Multi-Tenant Lease between
                Identix and Vasona Business Park, dated December 8, 2000
10.24(17)  --   Compensation Continuation Agreement between Identix and
                James P. Scullion, dated January 5, 2000
10.25(18)  --   Employment Agreement between Identix and Oscar Pieper, dated
                April 26, 1999
10.26(18)  --   Employment Agreement between Identix and Grant Evans, dated
                April 26, 1999
10.27(18)  --   Employment Agreement between Identix and Yury Khidekel,
                dated April 26, 1999
10.28(18)  --   Employment Agreement between Identix and Yuri Shapiro, dated
                April 26, 1999
10.29      --   Compensation Agreement between ANADAC and Paul J. Bulger,
                dated May 11, 1999
10.30(18)  --   Consulting Agreement between Identix and John Major dated
                June 7, 2000

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
<no_color>
10.31      --   Employment Agreement between Identix and Daniel H.
                Dellegrotti, dated June 21, 2001
10.32(16)  --   Employment Agreement between Identix and Robert McCashin,
                dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000
10.33(19)  --   Employment Agreement between Identix and Erik E. Prusch,
                dated April 2, 2001
10.34(18)  --   Development, Support and Indemnification Agreement between
                Identix and International Technology Concepts, Inc., dated
                July 1, 2000
10.35(18)  --   Development Agreement between Identix and International
                Technology Concepts, Inc., dated January 14, 2000
10.36(18)  --   Form of Indemnification Agreement between Identix and
                certain of its officers
21.1       --   Subsidiaries of Identix
23.1       --   Consent of Independent Accountants
24.1       --   Power of Attorney

---------------

 (1) Incorporated by reference to the December 16, 1998 Form 8-K.

 (2) Incorporated by reference to the registration statement on Form S-3 (no. 333-82239), filed July 2, 1999.

 (3) Incorporated by reference to the September 26, 2000 Form 10-K.

 (4) Incorporated by reference to the February 14, 2001 Form 10-Q.

 (5) Incorporated by reference to the registration statement on Form S-3 (no. 333-63306), filed June 19, 2001.

 (6) Incorporated by reference to Identix' registration statement 29-95551.

 (7) Incorporated by reference to Identix' registration statement 33-55074.

 (8) Incorporated by reference to the registration statement on Form S-8 (no. 333-77803), filed May 5, 1999.

 (9) Incorporated by reference to the registration statement on Form S-8 (no. 333-69141), filed December 17, 1998.

(10) Incorporated by reference to the December 31, 1996 Form 10-Q.

(11) Incorporated by reference to the December 13, 1996 Restated Form 10-Q.

(12) Incorporated by reference to the December 31, 1998 Form 10-Q.

(13) Incorporated by reference to the November 13, 1995 Form 10-Q.

(14) Incorporated by reference to the March 31, 1995 Form 10-Q.

(15) Incorporated by reference to the June 30, 1995 Form 10-K.

(16) Incorporated by reference to the February 14, 2001 Form 10-Q.

(17) Incorporated by reference to the March 31, 2000 Form 10-Q.

(18) Incorporated by reference to the November 26, 2000 Form 10-Q.

(19) Incorporated by reference to the March 5, 2001 Form 10-Q.

     (b) Reports on Form 8-K:

     During the fiscal year ended June 30, 2001, no reports were filed on Form 8-K.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                    BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                         OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                         ----------   ----------   ----------   ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year ended June 30, 1999........  $  866,000   $  584,000    $125,000    $  766,000   $  809,000
  Year ended June 30, 2000........  $  809,000   $  469,000    $     --    $  212,000   $1,066,000
  Year ended June 30, 2001........  $1,066,000   $1,168,000    $     --    $  832,000   $1,402,000
INVENTORY RESERVE:
  Year ended June 30, 1999........  $  866,000   $1,251,000    $530,000    $  731,000   $1,916,000
  Year ended June 30, 2000........  $1,916,000   $1,096,000    $     --    $1,238,000   $1,774,000
  Year ended June 30, 2001........  $1,774,000   $1,770,000    $     --    $1,096,000   $2,448,000

     On April 26, 1999, the Company acquired Identicator Technology. Its inventory reserve and allowance for doubtful accounts balances as of that date are shown above as "Charged to Other Accounts".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Gatos, State of California, on the 24th day of September 2001.

                                          IDENTIX INCORPORATED

                                          By:      /s/ ROBERT MCCASHIN
                                            ------------------------------------
                                                      Robert McCashin
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert McCashin and Mark S. Molina, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended June 30, 2001 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                Title                                            Date
     ---------                                -----                                            -----
/s/ Robert McCashin               Chairman & Chief Executive Officer                      September 24, 2001
--------------------------        (Principal Executive Officer)
Robert McCashin

/s/ Erik E. Prusch                Executive Vice President & Chief Financial Officer      September 24, 2001
--------------------------        (Principal Financial and Accounting Officer)
Erik E. Prusch

/s/ James P. Scullion             President & Chief Operations Officer                    September 24, 2001
--------------------------
James P. Scullion

/s/ Paul D. Clark                 Director                                                September 24, 2001
--------------------------
Paul D. Clark

/s/ Milton E. Cooper              Director                                                September 24, 2001
--------------------------
Milton E. Cooper

/s/ Randall Hawks, Jr.            Director                                                September 24, 2001
--------------------------
Randall Hawks, Jr.

/s/ John E. Major                 Director                                                September 24, 2001
--------------------------
John E. Major

/s/ Patrick H. Morton             Director                                                September 24, 2001
--------------------------
Patrick H. Morton

/s/ Charles W. Richion            Director                                                September 24, 2001
--------------------------
Charles W. Richion

/s/ Fred U. Sutter                Director                                                September 24, 2001
--------------------------
Fred U. Sutter

/s/ Larry J. Wells                Director                                                September 24, 2001
--------------------------
Larry J. Wells

/s/ Paul J. Bulger                Director                                                September 24, 2001
--------------------------
Paul J. Bulger

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
3.1(1)     --   Certificate of Incorporation
3.2(1)     --   Bylaws
4.1(2)     --   Registration Rights Agreement dated June 30, 1999
4.2(2)     --   Form of Series I Warrant
4.3(3)     --   Securities Purchase Agreement between Identix and Motorola,
                Inc., dated July 2000
4.4(3)     --   Certificate of Designation of Series A Preferred Stock of
                Identix
4.5(3)     --   Information and Registration Rights Agreement between
                Identix and Motorola, Inc., dated July 7, 2000
4.6(3)     --   Warrant to Purchase 187,647 Shares of Identix Common Stock,
                dated July 6, 2000
4.7(4)     --   Common Stock Purchase Agreement between Identix and VeriSign
                Capital Management, Inc., dated December 22, 2000
4.8(5)     --   Share Purchase Agreement between Identix and State of
                Wisconsin Investment Board, dated, June 11, 2001
10.1(6)    --   Identix' 1983 Incentive Stock Option Plan and form of
                Incentive Stock Option Agreement and Non-Statutory Stock
                Option Agreement
10.2(7)    --   ANADAC 1984 Incentive Stock Option Plan and forms of
                Incentive Stock Option Agreement and Non-Statutory Stock
                Option Agreement
10.3(8)    --   Identix' 1992 Employee Stock Option Plan, and forms of
                Incentive Stock Option Agreement and Non-Qualified Stock
                Option Agreement
10.4       --   Amendment to Identix' 1992 Employee Stock Option Plan dated
                June 18, 2001
10.5(8)    --   Identicator Corporation 1995 Stock Option Plan
10.6       --   Identix' 1995 Equity Incentive Plan, as amended June 18,
                2001
10.7       --   Identix' 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001
10.8(8)    --   IDT Holdings, Inc. 1998 Stock Option/Stock Issuance Plan
10.9       --   Identix' New Employee Stock Incentive Plan, as amended June
                18, 2001
10.10(9)   --   Employee Stock Purchase Plan
10.11(9)   --   Foreign Subsidiary Employee Stock Purchase Plan
10.12(7)   --   Loan and Security Agreement dated January 9, 1991 between
                ANADAC and Crestar Bank, as amended August 5, 1992 and
                October 23, 1992
10.13(10)  --   Amendment to Loan and Security Agreement between ANADAC and
                Crestar Bank, dated December 2, 1996
10.14(11)  --   Amended and Restated Revolving Note Agreement between ANADAC and Crestar Bank, dated December 2, 1996
10.15(12)  --   Amendment to Security and Loan Agreement between ANADAC and
                Crestar Bank, dated February 4, 1999
10.16      --   Amendment to Security and Loan Agreement between ANADAC and
                Suntrust Bank (Successor in Interest to Crestar Bank) dated
                May 1, 2000, April 10, 2001 and June 26, 2001
10.17(13)  --   AEGIS Combat Ship Building Program with ANADAC
10.18      --   Subcontract between ANADAC and Advanced Engineering and
                Research Associates, Inc., dated August 25, 2000
10.19(14)  --   Office Building Lease between ANADAC and Charles Smith
                Management, Inc., dated May 18, 1995
10.20(15)  --   Office Building Lease between ANADAC and U.S. AIR, Inc.,
                dated April 1, 1995
10.21      --   Office Lease between ANADAC and Federal Center Limited
                Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001

 EXHIBIT
 NUMBER                                 DESCRIPTION
 -------                                -----------
10.22      --   Office Building Lease between Identix and Pacific Gulf
                Properties Inc., dated July 19, 2000, as amended December
                12, 2000
10.23(16)  --   Standard Industrial Commercial Multi-Tenant Lease between
                Identix and Vasona Business Park, dated December 8, 2000
10.24(17)  --   Compensation Continuation Agreement between Identix and
                James P. Scullion, dated January 5, 2000
10.25(18)  --   Employment Agreement between Identix and Oscar Pieper, dated
                April 26, 1999
10.26(18)  --   Employment Agreement between Identix and Grant Evans, dated
                April 26, 1999
10.27(18)  --   Employment Agreement between Identix and Yury Khidekel,
                dated April 26, 1999
10.28(18)  --   Employment Agreement between Identix and Yuri Shapiro, dated
                April 26, 1999
10.29      --   Compensation Agreement between ANADAC and Paul J. Bulger,
                dated May 11, 1999
10.30(18)  --   Consulting Agreement between Identix and John Major dated
                June 7, 2000
10.31      --   Employment Agreement between Identix and Daniel H.
                Dellegrotti, dated June 21, 2001
10.32(16)  --   Employment Agreement between Identix and Robert McCashin,
                dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000
10.33(19)  --   Employment Agreement between Identix and Erik E. Prusch,
                dated April 2, 2001
10.34(18)  --   Development, Support and Indemnification Agreement between
                Identix and International Technology Concepts, Inc., dated
                July 1, 2000
10.35(18)  --   Development Agreement between Identix and International
                Technology Concepts, Inc., dated January 14, 2000
10.36(18)  --   Form of Indemnification Agreement between Identix and
                certain of its officers
21.1       --   Subsidiaries of Identix
23.1       --   Consent of Independent Accountants
24.1       --   Power of Attorney

---------------

 (1) Incorporated by reference to the December 16, 1998 Form 8-K.

 (2) Incorporated by reference to the registration statement on Form S-3 (no. 333-82239), filed July 2, 1999.

 (3) Incorporated by reference to the September 26, 2000 Form 10-K.

 (4) Incorporated by reference to the February 14, 2001 Form 10-Q.

 (5) Incorporated by reference to the registration statement on Form S-3 (no. 333-63306), filed June 19, 2001.

 (6) Incorporated by reference to Identix' registration statement 29-95551.

 (7) Incorporated by reference to Identix' registration statement 33-55074.

 (8) Incorporated by reference to the registration statement on Form S-8 (no. 333-77803), filed May 5, 1999.

 (9) Incorporated by reference to the registration statement on Form S-8 (no. 333-69141), filed December 17, 1998.

(10) Incorporated by reference to the December 31, 1996 Form 10-Q.

(11) Incorporated by reference to the December 13, 1996 Restated Form 10-Q.

(12) Incorporated by reference to the December 31, 1998 Form 10-Q.

(13) Incorporated by reference to the November 13, 1995 Form 10-Q.

(14) Incorporated by reference to the March 31, 1995 Form 10-Q.

(15) Incorporated by reference to the June 30, 1995 Form 10-K.

(16) Incorporated by reference to the February 14, 2001 Form 10-Q.

(17) Incorporated by reference to the March 31, 2000 Form 10-Q.

(18) Incorporated by reference to the November 26, 2000 Form 10-Q.

(19) Incorporated by reference to the March 5, 2001 Form 10-Q.