Form 10-Q
period 2001-09-30
IDENTIX INC
filed 2001-11-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended September 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number:  1-9641


                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       94-2842496
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)


100 Cooper Court, Los Gatos, California                    95032
 ---------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (408) 335-1400


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

                        36,867,903 shares of Common Stock
                             as of October 31, 2001

                              IDENTIX INCORPORATED

                                      INDEX

PART I   FINANCIAL INFORMATION

       Item 1     Unaudited Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2001 and June 30, 2001 ......................  3

                  Condensed Consolidated Statements of Operations -
                  Three months ended September 30, 2001 and 2000 ............  4

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended September 30, 2001 and 2000 ............  5

                  Notes to Condensed Consolidated Financial Statements ......  6

       Item 2     Management's Discussion and Analysis of Financial

                  Condition and Results of Operations  ...................... 11

       Item 3     Quantitative and Qualitative Disclosures about Market Risk. 22

PART II  OTHER INFORMATION

       Item 1     Legal Proceedings ......................................... 23

       Item 2     Changes in Securities ..................................... 23

       Item 6     Exhibits .................................................. 23

       Signature ............................................................ 23

                              IDENTIX INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,       JUNE 30,
                                                                                  -------------------------------
                                                                                      2001              2001
                                                                                  -------------     -------------
                                   ASSETS

Current assets:
   Cash and cash equivalents .................................................    $  12,078,000     $  20,777,000
   Accounts receivable, net ..................................................       19,080,000        23,154,000
   Inventories ...............................................................        7,141,000         6,089,000
   Prepaid expenses and other assets .........................................        1,982,000         1,768,000
                                                                                  -------------     -------------
       Total current assets ..................................................       40,281,000        51,788,000
Property and equipment, net ..................................................        5,454,000         4,587,000
Intangibles and other assets .................................................        4,060,000         4,287,000
Goodwill .....................................................................       22,792,000        22,792,000
                                                                                  -------------     -------------
               Total assets ..................................................    $  72,587,000     $  83,454,000
                                                                                  =============     =============

                                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
                                          STOCK AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................    $   7,888,000     $  10,595,000
   Accrued compensation ......................................................        4,890,000         4,658,000
   Other accrued liabilities .................................................        1,535,000         1,275,000
   Deferred revenue ..........................................................        3,872,000         4,218,000
                                                                                  -------------     -------------
       Total current liabilities .............................................       18,185,000        20,746,000
Other liabilities ............................................................          111,000            56,000
                                                                                  -------------     -------------
       Total liabilities .....................................................       18,296,000        20,802,000
                                                                                  -------------     -------------

Redeemable convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and
   outstanding at September 30 and June 30, 2001 .............................        3,702,000         3,702,000
                                                                                  -------------     -------------
Shareholders' equity:
   Common stock, $0.01 par value; 100,000,000 shares authorized 36,717,487 and 36,601,242 shares issued and outstanding at September 30 and
      June 30, 2001 ..........................................................          368,000           366,000
   Additional paid-in capital ................................................      144,717,000       144,604,000
   Accumulated deficit .......................................................      (94,315,000)      (85,839,000)
   Accumulated other comprehensive loss ......................................         (181,000)         (181,000)
                                                                                  -------------     -------------
       Total shareholders' equity ............................................       50,589,000        58,950,000
                                                                                  -------------     -------------
               Total liabilities, redeemable convertible
                 preferred stock and shareholders' equity ....................    $  72,587,000     $  83,454,000
                                                                                  =============     =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IDENTIX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------
REVENUES:
   Product revenues ........................................     $  6,056,000      $  7,897,000
   Services revenues .......................................       10,708,000        12,197,000
                                                                 ------------      ------------
       Total revenues ......................................       16,764,000        20,094,000
                                                                 ------------      ------------
COST AND EXPENSES:
   Cost of product revenues ................................        4,088,000         4,716,000
   Cost of services revenues ...............................        9,930,000        11,057,000
   Research, development and engineering ...................        2,613,000         2,164,000
   Marketing and selling ...................................        3,451,000         3,207,000
   General and administrative ..............................        3,528,000         2,667,000
   Amortization of acquired intangible assets ..............          233,000           832,000
   Restructuring charge for workforce reduction ............        1,712,000                --
   Preferred stock and warrant expense .....................               --         1,259,000
                                                                 ------------      ------------
       Total costs and expenses ............................       25,555,000        25,902,000
                                                                 ------------      ------------
Loss from operations .......................................       (8,791,000)       (5,808,000)
Interest and other income (expense), net ...................          222,000           399,000
Interest expense ...........................................               --           (22,000)
                                                                 ------------      ------------
Loss before income taxes, equity interest in income of joint venture and cumulative effect of a change in accounting
  principle ................................................       (8,569,000)       (5,431,000)
Benefit (provision) for income taxes .......................            1,000           (17,000)
                                                                 ------------      ------------
Loss before equity interest in income of joint venture
  and cumulative effect of a change in accounting principle        (8,568,000)       (5,448,000)
Equity interest in income of joint venture .................           92,000            71,000
                                                                 ------------      ------------
Loss before cumulative effect of a change in accounting
  principle ................................................       (8,476,000)       (5,377,000)
Cumulative effect of a change in accounting principle ......               --        (1,998,000)
                                                                 ------------      ------------
NET LOSS ...................................................     $ (8,476,000)     $ (7,375,000)
                                                                 ============      ============

BASIC AND DILUTED NET LOSS PER SHARE:
 Loss before cumulative effect of a change in accounting
   principle ...............................................     $      (0.23)     $      (0.16)
 Cumulative effect of a change in accounting principle .....               --             (0.06)
                                                                 ------------      ------------
 Net loss per share ........................................     $      (0.23)     $      (0.22)
                                                                 ============      ============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
   AND DILUTED LOSS PER SHARE COMPUTATION ..................       36,629,000        33,208,000



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IDENTIX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................     $ (8,476,000)     $ (7,375,000)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation ...............................................          605,000           428,000
       Loss (gain) on disposal of property and equipment ..........           44,000            (1,000)
       Amortization of intangible assets ..........................          257,000           944,000
       Recognition of deferred revenue ............................       (2,077,000)       (1,445,000)
       Equity interest in income of joint venture .................          (92,000)          (71,000)
       Stock compensation expenses ................................          254,000            62,000
       Inventory reserves .........................................         (163,000)            6,000
       Allowance for doubtful accounts ............................           25,000           125,000
       Preferred stock and warrant expense ........................               --         1,259,000
   Changes in assets and liabilities:
       Restricted cash ............................................               --        (3,154,000)
       Accounts receivable ........................................        4,049,000        (4,376,000)
       Inventories ................................................         (889,000)       (1,871,000)
       Prepaid expenses and other assets ..........................         (214,000)         (749,000)
       Accounts payable ...........................................       (2,707,000)        1,310,000
       Accrued compensation .......................................          (22,000)         (265,000)
       Other accrued liabilities ..................................          407,000          (335,000)
       Deferred revenue ...........................................        1,731,000         7,398,000
                                                                        ------------      ------------
   Net cash used for operating activities .........................       (7,268,000)       (8,110,000)
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................       (1,523,000)         (362,000)
   Proceeds from the sale of property and equipment ...............            7,000                --
   Additions to intangibles and other assets ......................          (30,000)         (445,000)
                                                                        ------------      ------------
   Net cash used for investing activities .........................       (1,546,000)         (807,000)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank lines of credit ..........................               --         1,756,000
   Payments under bank lines of credit ............................               --          (356,000)
   Proceeds from sales of common and preferred stock ..............          115,000         4,982,000
                                                                        ------------      ------------
   Net cash provided by financing activities ......................          115,000         6,382,000
                                                                        ------------      ------------
Net decrease in cash and cash equivalents .........................       (8,699,000)       (2,535,000)
Cash and cash equivalents at period beginning .....................       20,777,000        15,620,000
                                                                        ------------      ------------
Cash and cash equivalents at period end ...........................     $ 12,078,000      $ 13,085,000
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest .......................     $         --      $     22,000


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IDENTIX INCORPORATED
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-K. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2002.

     During the quarter ended September 30, 2001, the Company changed its presentation of deferred revenue and the related accounts receivable to exclude such amounts from the consolidated financial statements. Prior year's amounts have been reclassified to conform to the current year's presentation, as follows:

                                                                      SEPTEMBER 30,        JUNE 30,
                                                                      ------------------------------
                                                                          2001               2001
                                                                      ------------      ------------
      Accounts receivable gross .................................     $ 20,358,000      $ 25,609,000
      Deferred revenue offset against related accounts receivable       (1,278,000)       (2,455,000)
                                                                      ------------      ------------
      Accounts receivable per balance sheet .....................     $ 19,080,000      $ 23,154,000
                                                                      ============      ============


2.   Need for Additional Financing

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company's cash requirements through fiscal 2002, the Company may need to raise additional debt or equity financing within the next nine months. If successful in raising additional debt or equity financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have an adverse impact on the Company's financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

     At September 30, 2001, the Company's wholly owned subsidiary, IPS, was in technical default of one of its bank line of credit covenants. The Company is in the process of obtaining a waiver of default from the bank for the breach of the covenant. There can be no assurances the Company will be able to obtain a waiver or that terms of the waiver will be favorable to the Company. At September 30, 2001 there were no borrowings on the lines of credit.

3.   Inventories

     Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

                                         SEPTEMBER 30,     JUNE 30,
                                          -------------------------
                                             2001           2001
                                          ----------     ----------
     Purchased parts and materials ..     $3,079,000     $1,603,000
     Work-in-process ................      1,296,000      1,260,000
     Finished goods, including spares      2,766,000      3,226,000
                                          ----------     ----------
                                          $7,141,000     $6,089,000
                                          ==========     ==========


     The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the three months ended September 30, 2001, the Company physically disposed of $126,000 of inventory, which had been provided for at June 30, 2001. In addition, the Company sold or used

     $205,000 of inventory which had been previously provided for at June 30, 2001.


4.   Sale of Series A Redeemable Convertible Preferred Stock and Warrant

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

     In connection with the issuance of the Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company's common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Based on the net cash proceeds received from the sale of Series A Preferred Stock of $3,702,000, the relative fair values of the Series A Preferred Stock and the warrant totaled $2,443,000 and $1,259,000, respectively. The relative fair market value of the warrant was credited to additional paid-in capital within shareholders' equity. The Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

5.   Restructuring Charge for Workforce Reduction

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its worldwide workforce. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $992,000 were made during the quarter ended September 30, 2001. The remaining liability at September 30, 2001 of $720,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002.

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

     Options and warrants to purchase 7,255,344 and 5,762,165 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of redeemable convertible preferred stock were outstanding at September 30, 2001 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

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

8.   Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

     The results of operations for the quarter ended September 30, 2001 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of intangible amortization expense of $599,000 for the quarter ended September 30, 2001. This reduction represents the amount of amortization of goodwill that arose from the Company's April 1999 acquisition of Identicator Technologies, Inc. and that, in accordance with SFAS No. 142, are no longer subject to amortization. Goodwill and indefinite-life intangible assets are no longer subject to amortization, but are instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete the first step of the transitional goodwill impairment testing. At September 30, 2001 the Company had not yet completed the fist step of the transitional goodwill impairment testing and accordingly, the potential impact on the Company's financial position and results of operations as a result of the transitional impairment testing is still being assessed by management.

     A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               -----------      -----------
     Reported net loss ....................................................    $(8,476,000)     $(7,375,000)
     Add:  Goodwill amortization ..........................................             --          599,000
                                                                               -----------      -----------
     Adjusted net loss ....................................................    $(8,476,000)     $(6,776,000)
                                                                               ===========      ===========

     Basic and diluted net loss per share:

       Reported net loss ..................................................    $     (0.23)     $     (0.22)
       Goodwill amortization ..............................................             --             0.02
                                                                               -----------      -----------
       Adjusted net loss ..................................................    $     (0.23)     $     (0.20)
                                                                               ===========      ===========


9.   Recent Accounting Pronouncements

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.

10.  Reportable Segments Data

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

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   ------------------------------
                                                       2001               2000
                                                   ------------      ------------
     Total revenues:
        Imaging ..............................     $  4,899,000      $  6,364,000
        Security .............................        1,157,000         1,533,000
        Government Services ..................       11,187,000        13,151,000
        Elimination of inter-segment revenues          (479,000)         (954,000)
                                                   ------------      ------------
                                                   $ 16,764,000      $ 20,094,000
                                                   ============      ============
     Depreciation and amortization:
        Imaging ..............................     $    356,000      $    247,000
        Security .............................          364,000           926,000
        Government Services ..................          142,000           199,000
                                                   ------------      ------------
                                                   $    862,000      $  1,372,000
                                                   ============      ============
     Interest and other income (expense), net:
        Imaging ..............................     $     51,000      $     87,000
        Security .............................           75,000           175,000
        Government Services ..................           10,000            69,000
        Fingerprinting Services ..............           86,000            68,000
                                                   ------------      ------------
                                                   $    222,000      $    399,000
                                                   ============      ============
     Interest expense:
        Imaging ..............................     $         --      $         --
        Security .............................               --                --
        Government Services ..................               --            22,000
                                                   ------------      ------------
                                                   $         --      $     22,000
                                                   ============      ============
     Net income (loss):
        Imaging ..............................     $ (2,002,000)     $ (2,090,000)
        Security .............................       (5,530,000)       (5,774,000)
        Government Services ..................       (1,121,000)          349,000
        Fingerprinting Services ..............          177,000           140,000
                                                   ------------      ------------
                                                   $ (8,476,000)     $ (7,375,000)
                                                   ============      ============
     Capital expenditures:
        Imaging ..............................     $     93,000      $    151,000
        Security .............................           71,000            57,000
        Government Services ..................        1,359,000           154,000
                                                   ------------      ------------
                                                   $  1,523,000      $    362,000
                                                   ============      ============

                                SEPTEMBER 30,     JUNE 30,
                                ---------------------------
                                    2001            2001
                                -----------     -----------
     Identifiable assets:
        Imaging ...........     $27,018,000     $33,838,000
        Security ..........      28,392,000      30,579,000
        Government Services      17,177,000      19,037,000
                                -----------     -----------
                                $72,587,000     $83,454,000
                                ===========     ===========


11.  Foreign Operations Data

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                           --------------------------------
                                              2001                 2000
                                           -----------          -----------
Total revenues:
     North America ..............          $16,424,000          $19,089,000
     International ..............              340,000            1,005,000
                                           -----------          -----------
                                           $16,764,000          $20,094,000
                                           ===========          ===========


                                           SEPTEMBER 30,         JUNE 30,
                                           --------------------------------
                                               2001                2001
                                           ------------         -----------
Identifiable assets:
   North America .....................     $71,769,000          $82,420,000
   International......................         818,000            1,034,000
                                           -----------          -----------
                                           $72,587,000          $83,454,000
                                           ===========          ===========

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

OVERVIEW

     Identix Incorporated provides leading-edge fingerprint biometric authentication security platforms and solutions for commercial and government marketplaces. The Company offers hardware, software and consulting services to protect information, control access, and maintain privacy and trust. A world leader in biometric technology, Identix believes it has more fingerprint biometric installations worldwide than any other company. Identix' products and services are classified into three groups: (i) Security solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint including itrust, Identix' Security software solution that integrates authentication, access rights and administration as a managed network security service to safeguard information sharing and data transfer on open wired and wireless networks; (ii) Imaging solutions that electronically capture forensic quality fingerprint images that can be transmitted to Automated Fingerprint Identification Systems ("AFIS"); and (iii) information technology, engineering and consulting services, including the installation and integration of Identix products primarily to public sector agencies. The Company's solutions employ industry leading optical fingerprint capture technologies, proprietary algorithms and customizable application software suites. Identix' technologies and intellectual property enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides public sector services through Identix Public Sector, Inc. ("IPS"), a wholly owned subsidiary of the Company. Identix also formed a joint venture, Sylvan/Identix Fingerprinting Centers, LLC ("SIFC"), in September 1997 with Sylvan Learning Systems, Inc. ("Sylvan"), for the purpose of providing fingerprinting services for a variety of civilian applications. In June 2001, Identix launched its first itrust security solution offering. itrust is supported in part by Motorola, Inc. ("Motorola") and VeriSign Capital Management, Inc. ("VeriSign") investments in Identix.

     The results of operations for the quarter ended September 30, 2001 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of intangible amortization expense of $599,000 for the quarter ended September 30, 2001. This reduction represents the amount of amortization of goodwill that arose from the Company's April 1999 acquisition of Identicator Technologies, Inc. and that, in accordance with SFAS No. 142, are no longer subject to amortization. Goodwill and indefinite-life intangible assets are no longer subject to amortization, but are instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete the first step of the transitional goodwill impairment testing. At September 30, 2001 the Company had not yet completed the fist step of the transitional goodwill impairment testing and accordingly, the potential impact on the Company's financial position and results of operations as a result of the transitional impairment testing is still being assessed by management.

RESULTS OF OPERATIONS

Revenues

     Revenues for the three months ended September 30, 2001 were $16,764,000 compared to $20,094,000 for the same period in the prior fiscal year. The decrease in revenues of 17% was due to decreases in both product and service revenues. In the three months ended September 30, 2001 and 2000, the Company had one customer, the U.S. Department of Defense ("DOD"), which accounted for 47% and 48% of total revenue, respectively.

     Product revenues were $6,056,000 for the three months ended September 30, 2001, compared to $7,897,000 for the same period in the prior fiscal year. The decrease in product revenues of 23% was due to a decrease in sales of Imaging solutions products and services, primarily live-scan systems and customer service programs.

     International sales accounted for $340,000 or 6% of the Company's product revenues for the three months ended September 30, 2001 compared to $1,005,000 or 13% for the same period in the prior fiscal year. The decrease in international sales for the three months was due to fewer security product sales in Europe and strategic restructuring in Asia and South America. The Company's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $10,708,000 for the three months ended September 30, 2001 compared to $12,197,000 for the same period in the prior fiscal year. The decrease in services revenues of 12% for the three months ended September 30, 2001 was primarily related to a lower level of activity during the quarter from IPS' General Services Administration "GSA" Schedule. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For the three months ended September 30, 2001, revenues directly from the DOD and from other U. S. government agencies accounted for 88% of the Company's total services revenues compared to 90% for the same period in the prior fiscal year.

     The Company's services business generates a significant amount of its revenues from firm fixed-price ("FFP") contracts and from time-and-materials ("T&M") contracts. During the three months ended September 30, 2001 the Company derived 90% of services revenues from FFP and T&M and contracts. During the three months ended September 30, 2000 the Company derived 92% of services revenues from FFP and T&M and contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 10% and 8% of its services revenues for the three months ended September 30, 2001 and 2000. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

     Gross margin on product revenues was 33% for the three months ended September 30, 2001 and 40% for the three months ended September 30, 2000. The decrease in product gross margin for the three months ended September 30, 2001 reflects continued market price pressures and volumes lower than forecast. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 7% for the three months ended September 30, 2001 as compared to 9% for the same period in the prior fiscal year. The decrease in gross margin for the three months was primarily due to lower margin equipment sales under certain service and equipment supply contracts.

Research, Development and Engineering

     Research, development and engineering expenses were $2,613,000 or 43% of product revenues for the three months ended September 30, 2001 compared to $2,164,000 or 27% of product revenues for the same period in the prior fiscal year. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's Security and Imaging products. The Company believes investment in research and development is critical in maintaining a strong technological position in the industry.

Marketing and Selling

     Marketing and selling expenses were $3,451,000 or 21% of total revenues for the three months ended September 30, 2001 compared to $3,207,000 or 16% of total revenues for the same period in the prior fiscal year. The increase in marketing and selling expenses was primarily due to increased staffing and advertising to promote the Company's products and services.

General and Administrative

     General and administrative expenses were $3,528,000 or 21% of total revenues for the three months ended September 30, 2001 compared to $2,667,000 or 13% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to increased staffing and related administrative expenses to support future growth and development of supporting infrastructure.

Restructuring Charge for Workforce Reduction

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its worldwide workforce. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $992,000 were made during the quarter ended September 30, 2001. The remaining liability at September 30, 2001 of $720,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002. The Company expects that the workforce reduction resulting from the restructuring will eventually reduce our operating expenses by approximately $1.0 million on a quarterly basis.

Preferred Stock and Warrant Expense

     In connection with the private sale of shares of Series A Preferred Stock and warrant in July 2000 to Motorola, the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

Interest and Other Income (Expense), net

     For the three months ended September 30, 2001, interest and other income (expense), net was $222,000 compared to $399,000 for the same period in the prior fiscal year. The decrease in interest and other income (expense), net was primarily due to a decrease in interest income generated from investing the proceeds from the sale of both common and preferred stock. Interest and other income for the periods ending September 30, 2001 and 2000 was primarily composed of interest income of $178,000 and $334,000, respectively and license fees from SIFC of $86,000 and $68,000, respectively.

Interest Expense

     Interest expense was nil for the three months ended September 30, 2001 compared to $22,000 for the same period in the prior fiscal year. The decrease was due to no borrowings under the Identix or IPS Lines of Credit during the three months ended September 30, 2001. The weighted average interest rate paid on borrowings under the IPS Line of Credit during the three months ended September 30, 2000 was 9.5%.

Benefit (Provision) for Income Taxes

     The Company recorded a state franchise tax refund of $1,000 for the three months ended September 30, 2001 and a provision of $17,000 for the three months ended September 30, 2000 which consisted of certain state franchise taxes.

Equity Interest in Income of Joint Venture

     The equity interest in joint venture represents the Company's 50% share of the results of SIFC. For the three months ended September 30, 2001, our equity interest in joint venture income was $92,000 compared to $71,000 for the same period in the prior fiscal year. The increase in the equity interest was due to an increase net income of SIFC.

Liquidity and Capital Resources

     The Company financed its operations during the three months ended September 30, 2001 from its working capital at June 30, 2001. As of September 30, 2001, the Company's principal sources of liquidity consisted of $22,096,000 of working capital including $12,078,000 in cash and cash equivalents. In addition, the Company had $8,980,000 available for future borrowings under bank lines of credit.

     The Identix Line of Credit, ("Identix Line of Credit"), provides for up to the lesser of $7,500,000 or 80% of the Company's eligible accounts receivable. Loans secured by substantially all of the assets of the Company and bear interest at the bank's prime rate of interest plus two percent (7.5% at September 30, 2001). The Line of Credit expires on September 30, 2002. At September 30, 2001, there was no amount outstanding and $3,546,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock.

     The IPS Line of Credit, ("IPS Line of Credit"), is a $6,000,000 bank line of credit collateralized by IPS's accounts receivable and certain other assets. Under the IPS Line of Credit, IPS may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (5.5% at September 30, 2001). The Line of Credit expires on June 30, 2002. At September 30, 2001, there were no borrowings and $5,434,000 was available under the IPS Line of Credit. The IPS Line of Credit agreement contains financial and operating covenants. At September 30, 2001 the Company was in technical default on one of its IPS Line of Credit covenants. The Company is in the process of obtaining a waiver of default from the bank for the breach of the covenant. There can be no assurances the Company will be able to obtain a waiver or that the terms of the waiver will be favorable to the Company.

     The Company used cash for operating activities of $7,268,000 during the three months ended September 30, 2001 as compared to $8,110,000 for the same period in the prior fiscal year. The primary use of cash for the three months ended September 30, 2001 was due to (i) the net loss of $8,476,000 which includes a one-time charge for restructuring expense of $1,712,000, depreciation of $605,000 and amortization of $257,000, (ii) a decrease in accounts receivable of $4,049,000 partially offset by a decrease in accounts payable of $2,707,000 and an increase in inventories of $889,000. The primary use of cash during the three months ended September 30, 2000 was due to (i) the net loss of $7,375,000 which includes a one-time charge for preferred stock and warrant expense of $1,259,000, amortization of $944,000, depreciation of $428,000, and (ii) an increase in accounts receivable of $4,376,000 and restricted cash of $3,154,000, partially offset by increases in accounts payable of $1,310,000 and inventories of $1,871,000.

     The Company used cash of $1,546,000 for investing activities during the three months ended September 30, 2001 consisting primarily of purchases of property and equipment of $1,523,000. During the three months ended September 30, 2000, the Company used cash of $807,000 for investing activities for the purchase of property and equipment of $362,000 and additions to intangible assets of $445,000.

     The Company generated cash of $115,000 from the exercise of stock options during the three months ended September 30, 2001 as compared to financing of $6,382,000 for the same period in the prior fiscal year. Financing activities for the three months ended September 30, 2000, consisted of proceeds from the sale of the Company's Series A Preferred Stock of $3,702,000, net of issuance costs, the sale of common stock of $1,280,000 and net borrowings of $1,400,000 under the IPS line of credit.

     The Company did not have any material capital expenditure commitments as of September 30, 2001.

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company's cash requirements through fiscal 2002, the Company may need to raise additional debt or equity financing within the next nine months. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional debt or equity financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of debt financing. Failure to secure additional financing in a timely manner and on favorable terms could have an adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144 or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.


RISK FACTORS

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this report on Form 10-

Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth in the annual report on Form 10-K.

     Our business will not grow unless the market for biometric solutions expands both domestically and internationally.

     Our product revenues and a portion of our service revenues are derived from the sale of biometric products and service. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

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

     Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. Even if biometric markets develop, our products and services may not gain wide market acceptance. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the market requirements.

We face intense competition from other biometric solution providers as well as identification and security systems providers.

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with those products designed, developed and sold under our Security line of products. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our Security products and services have significantly more cash and resources than we do. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may yet enter the market and become significant long-term competitors.

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

We may need to raise additional equity or debt financing within the next nine months.

     As of September 30, 2001, we had $22,096,000 in working capital, which included $12,078,000 in cash and cash equivalents and restricted cash. Additionally, the Company had available the lesser of $7,500,000 or 80% of the Company's eligible accounts receivable under the Identix line of credit and IPS had available up to $6,000,000 under IPS' line of credit.

     While we believe that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund our cash requirements through fiscal 2002, we may need to raise additional debt or equity financing within the next nine months. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. At September
30, 2001, we were in technical default on one of our bank line of credit covenants. We are in the process of obtaining a waiver of default from the bank for the breach of the covenant. There can be no assurances that we will be able to obtain a waiver or that the term of the waiver will be favorable to us. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations. At September 30, 2001 there were no borrowings on the lines of credit.

Future growth depends in part on the success of itrust, a relatively new business activity with little operating history.

     Our future growth, to some extent, will depend on the success of itrust. itrust was formed in July 2000 and has a limited operating history. itrust's success will depend on many factors, including, but not limited to:

     - our ability to form additional collaborative partnerships that will contribute technical and commercial value to itrust and contribute to the division's growth;

     -    the demand for our Security products and itrust services;

     - our ability to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and itrust services;

     - the ability and willingness of our collaborative partners to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products and itrust services;

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

     A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with itrust's solutions. Some of these companies have significantly more cash and resources than we do, and may currently offer a broader or more robust range of solutions than those currently available through the itrust offering. The wired and wireless security and authentication marketplace is a rapidly evolving and intensely competitive market and we believe that additional competitors may yet enter the market and become significant long-term competitors.

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

     Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing, sophisticated needs of the marketplace. Delays in introducing new products and services and its enhancements or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases and of our products and services and purchase those of our competitors.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

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

     -    the lack of availability or increase in cost of key components; and

     - the inability to successfully manufacture in volume certain of our products that may contain complex designs and components.


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

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the contracts for which we bid or, if awarded, that substantial delays or cancellations of purchases may follow as a result of protests initiated by losing bidders. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities.

     For the quarter ended September 30, 2001, we derived approximately 88% of our services revenue directly from contracts relating to the DOD and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

     For the quarter ended September 30, 2001, we derived approximately 90% of our services revenue from time-and-materials ("T&M") contracts and firm-fixed-price ("FFP") contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

We rely in part upon OEM and distribution partners to distribute our products, and we may be adversely affected if those parties do not actively promote our products or pursue installations that use our equipment.

     A significant portion of our product revenues comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements; however, even where these relationships are formalized in written agreements, such agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

     We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

We rely heavily on products and services provided by International Technology Concepts, Inc. ("IT Concepts").

     Both Imaging and Security purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. itrust is also working with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and imports a portion of its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require us to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

     For the fiscal year ended June 30, 2001, we derived approximately 6% of our product revenues from international sales. We currently have a local presence in the United Kingdom. We rely on products and services provided by IT Concepts, which in turn relies on research, development and personnel support from Russia. There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

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

     -    involuntary renegotiations of contracts with foreign governments.

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

     As of September 30, 2001, State of Wisconsin Investment Board owned approximately 16% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single shareholder or otherwise could adversely affect our stock price.

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

Failure by us to maintain the proprietary nature of our technology, products and manufacturing processes could have a material adverse effect on our business, operating results, financial condition and stock price and on our ability to compete effectively.

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

If we fail to adequately manage the size of our business, it could have a severe negative impact on our financial results or stock price.

     We believe that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in difficult economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

Loss of current senior executives and key technical personnel would adversely affect our business.

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

James P. Scullion, President and Chief Operating Officer, and Daniel F. Maase, Vice President and Chief Technical Officer, Imaging, have a combined total of 24 years experience with Identix and have a substantial amount of acquired knowledge regarding Identix and the biometrics industry generally. Mr. Scullion plays a major role in the development and execution of our strategic plan.

Grant Evans, Executive Vice President Strategy and Business Development, has a central role in our business development ventures and itrust.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk


     Interest Rate Risk. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and lines of credit. The Company does not use derivative financial instruments. The Company's cash equivalents are invested in money market accounts with major financial institutions. Due to the short duration and conservative nature of the Company's cash equivalents, their carrying value approximates their fair value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to the Company's results of operations, cash flows or financial condition.

     The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents.

     Foreign Currency Exchange Rate Risk. Certain of the Company's foreign revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company's results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company's consolidated results of operations or balance sheet.

PART II OTHER INFORMATION

     Item 1. Legal Proceedings

          The Company is not party to any material legal proceedings.

     Item 2. Changes in Securities

          None during the quarter ended September 30, 2001.

     Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

               Exhibit
               Number     Description
               -------    -----------

               10.37 Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22,2001

               10.38 Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated
                          August 22, 2001

               10.39 Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001

               10.40 Amendment No. 1 to Employment Agreement between Identix and Grant E. Evans, dated August 22, 2001

               10.41 Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001

               10.42 Employment Agreement between Identix and Linda Howard, dated August 22, 2001

               10.43 Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001

               10.44 Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001

               10.45 Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001

               10.46 Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001


          (b) During the three months ended September 30, 2001, no reports were filed on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Gatos, State of California, on November 14, 2001.

                                        IDENTIX INCORPORATED


                                        BY: /s/ Erik E. Prusch
                                            ------------------------------------
                                        Erik E. Prusch
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
10.37       Amendment No.1 to Employment Agreement between Identix and Robert McCashin, dated
            August 22,2001

10.38       Amendment No. 1 to Compensation Continuation Agreement between Identix and James
            P. Scullion, dated August 22, 2001

10.39       Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated
            August 22, 2001

10.40       Amendment No. 1 to Employment Agreement between Identix and Grant E. Evans, dated
            August 22, 2001

10.41       Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001

10.42       Employment Agreement between Identix and Linda Howard, dated August 22, 2001

10.43       Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001

10.44       Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001

10.45       Loan and Security Agreement between Identix and Silicon Valley Bank, dated
            September 26, 2001

10.46       Streamline Facility Agreement between Identix and Silicon Valley Bank, dated
            September 26, 2001