Form 10-Q
period 2001-12-31
IDENTIX INC
filed 2002-02-14
CIK 735780

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to __________________

Commission File Number:  1-9641

                              IDENTIX INCORPORATED
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        94-2842496
-------------------------------                  ---------------------------------
(State or other jurisdiction of                  (IRS Employer Identification No.)
 incorporation or organization)

100 Cooper Court, Los Gatos, California                        95032
---------------------------------------                        -----
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

                        44,792,283 shares of Common Stock
                             as of January 31, 2002

                              IDENTIX INCORPORATED

                                      INDEX

PART I          FINANCIAL INFORMATION

       Item 1   Unaudited Financial Statements

                Condensed Consolidated Balance Sheets --
                December 31, 2001 and June 30, 2001 ..........................     3

                Condensed Consolidated Statements of Operations -
                Three and six months ended December 31, 2001 and 2000 ........     4

                Condensed Consolidated Statements of Cash Flows --
                Six months ended December 31, 2001 and 2000 ..................     5

                Notes to Condensed Consolidated Financial Statements .........     6

       Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations  .........................    11

       Item 3   Quantitative and Qualitative Disclosures
                about Market Risk ............................................    22

PART II         OTHER INFORMATION

       Item 1   Legal Proceedings ............................................    24

       Item 2   Changes in Securities ........................................    24

       Item 4   Submission of Matters to a Vote of Security Holders ..........    24

       Item 6   Exhibits .....................................................    24

       Signature .............................................................    25

                              IDENTIX INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      DECEMBER 31,          JUNE 30,
                                                                          2001               2001
                                                                     -------------       -------------
                                             ASSETS
Current assets:
   Cash and cash equivalents ..................................      $  58,884,000       $  20,777,000
   Accounts receivable, net ...................................         17,276,000          23,154,000
   Inventories ................................................          6,794,000           6,089,000
   Prepaid expenses and other assets ..........................          1,471,000           1,768,000
                                                                     -------------       -------------
       Total current assets ...................................         84,425,000          51,788,000
Property and equipment, net ...................................          5,859,000           4,587,000
Intangibles and other assets ..................................          4,198,000           4,287,000
Goodwill ......................................................         22,792,000          22,792,000
                                                                     -------------       -------------
               Total assets ...................................      $ 117,274,000       $  83,454,000
                                                                     =============       =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................      $   7,504,000       $  10,595,000
   Accrued compensation .......................................          4,919,000           4,658,000
   Other accrued liabilities ..................................            797,000           1,275,000
   Deferred revenue ...........................................          3,373,000           4,218,000
                                                                     -------------       -------------
       Total current liabilities ..............................         16,593,000          20,746,000
Other liabilities .............................................            194,000              56,000
                                                                     -------------       -------------
       Total liabilities ......................................         16,787,000          20,802,000
                                                                     -------------       -------------
Shareholders' equity:
   Convertible preferred stock, $0.01 par value;
   2,000,000 shares authorized; 234,558 shares issued and
   outstanding at December 31 and June 30, 2001 ...............          3,702,000           3,702,000
   Common stock, $0.01 par value; 100,000,000 shares authorized
   44,735,097 and 36,601,242 shares issued and outstanding
     at December 31 and June 30, 2001 .........................            447,000             366,000
   Additional paid-in capital .................................        197,038,000         144,604,000
   Accumulated deficit ........................................       (100,519,000)        (85,839,000)
   Accumulated other comprehensive loss .......................           (181,000)           (181,000)
                                                                     -------------       -------------
       Total shareholders' equity .............................        100,487,000          62,652,000
                                                                     -------------       -------------
               Total liabilities and shareholders' equity .....      $ 117,274,000       $  83,454,000
                                                                     =============       =============


   The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                    -----------------------------     ------------------------------
                                                                       2001              2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
REVENUES:
   Product revenues .............................................   $  6,527,000     $  8,193,000     $ 12,583,000     $ 16,091,000
   Services revenues ............................................     12,985,000       12,781,000       23,693,000       24,978,000
                                                                    ------------     ------------     ------------     ------------
       Total revenues ...........................................     19,512,000       20,974,000       36,276,000       41,069,000
                                                                    ------------     ------------     ------------     ------------
COST AND EXPENSES:
   Cost of product revenues .....................................      4,008,000        4,843,000        8,096,000        9,560,000
   Cost of services revenues ....................................     11,801,000       11,047,000       21,731,000       21,732,000
   Research, development and engineering ........................      2,254,000        2,387,000        4,868,000        4,551,000
   Marketing and selling ........................................      3,497,000        4,161,000        6,948,000        7,467,000
   General and administrative ...................................      4,121,000        3,310,000        7,649,000        6,250,000
   Amortization of acquired intangible assets ...................        233,000          832,000          466,000        1,664,000
   Restructuring charge for workforce reduction .................             --               --        1,712,000               --
   Preferred stock and warrant expense ..........................             --               --               --        1,259,000
                                                                    ------------     ------------     ------------     ------------
       Total costs and expenses .................................     25,914,000       26,580,000       51,470,000       52,483,000
                                                                    ------------     ------------     ------------     ------------
Loss from operations ............................................     (6,402,000)      (5,606,000)     (15,194,000)     (11,414,000)
Interest and other income (expense), net ........................        178,000          444,000          400,000          844,000
Interest expense ................................................             --          (42,000)              --          (65,000)
                                                                    ------------     ------------     ------------     ------------
Loss before income taxes, equity interest in income of joint venture and cumulative effect of a change in accounting
  principle .....................................................     (6,224,000)      (5,204,000)     (14,794,000)     (10,635,000)
Benefit (provision) for income taxes ............................             --          (39,000)           1,000          (56,000)
                                                                    ------------     ------------     ------------     ------------
Loss before equity interest in income of joint venture
  and cumulative effect of a change in accounting principle .....     (6,224,000)      (5,243,000)     (14,793,000)     (10,691,000)
Equity interest in income of joint venture ......................         21,000           64,000          113,000          135,000
                                                                    ------------     ------------     ------------     ------------
Loss before cumulative effect of a change in accounting
  principle .....................................................     (6,203,000)      (5,179,000)     (14,680,000)     (10,556,000)
Cumulative effect of a change in accounting principle ...........             --               --               --       (1,998,000)
                                                                    ------------     ------------     ------------     ------------
NET LOSS ........................................................   $ (6,203,000)    $ (5,179,000)    $(14,680,000)    $(12,554,000)
                                                                    ============     ============     ============     ============
BASIC AND DILUTED NET LOSS PER SHARE:
 Loss before cumulative effect of a change in accounting
   principle ....................................................   $      (0.16)    $      (0.15)    $      (0.39)    $      (0.32)
 Cumulative effect of a change in accounting principle ..........             --               --               --            (0.06)
                                                                    ------------     ------------     ------------     ------------
 Net loss per share .............................................   $      (0.16)    $      (0.15)    $      (0.39)    $      (0.38)
                                                                    ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
   AND DILUTED LOSS PER SHARE COMPUTATION .......................     37,824,000       33,439,000       37,226,000       33,323,000


   The accompanying notes are an integral part of these consolidated financial statements.

                              IDENTIX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                         -------------------------------
                                                                            2001               2000
                                                                         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .......................................................      $(14,680,000)      $(12,554,000)
   Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization ..............................         1,713,000          2,780,000
       Loss on disposal of property and equipment .................            44,000              7,000
       Recognition of deferred revenue ............................        (4,301,000)        (3,423,000)
       Equity interest in income of joint venture .................          (113,000)          (135,000)
       Stock compensation expenses ................................           307,000            656,000
       Inventory reserves .........................................          (121,000)            81,000
       Allowance for doubtful accounts ............................           136,000            309,000
       Preferred stock and warrant expense ........................                --          1,259,000
   Changes in assets and liabilities:
       Restricted cash ............................................                --         (1,817,000)
       Accounts receivable ........................................         5,742,000         (2,844,000)
       Inventories ................................................          (584,000)        (2,297,000)
       Prepaid expenses and other assets ..........................           297,000           (598,000)
       Accounts payable ...........................................        (3,091,000)         1,921,000
       Accrued compensation .......................................           (46,000)           374,000
       Other accrued liabilities ..................................          (227,000)          (282,000)
       Deferred revenue ...........................................         3,456,000          9,585,000
                                                                         ------------       ------------
   Net cash used for operating activities .........................       (11,468,000)        (6,978,000)
                                                                         ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................        (2,526,000)        (1,189,000)
   Proceeds from the sale of property and equipment ...............             7,000                 --
   Additions to intangibles and other assets ......................          (421,000)        (1,517,000)
                                                                         ------------       ------------
   Net cash used for investing activities .........................        (2,940,000)        (2,706,000)
                                                                         ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under bank lines of credit ..........................                --          2,452,000
   Payments under bank lines of credit ............................                --         (2,882,000)
   Proceeds from sales of common and preferred stock ..............        52,515,000          5,133,000
                                                                         ------------       ------------
   Net cash provided by financing activities ......................        52,515,000          4,703,000
                                                                         ------------       ------------
Net increase (decrease) in cash and cash equivalents ..............        38,107,000         (4,981,000)
Cash and cash equivalents at period beginning .....................        20,777,000         15,620,000
                                                                         ------------       ------------
Cash and cash equivalents at period end ...........................      $ 58,884,000       $ 10,639,000
                                                                         ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest .......................      $         --       $     22,000



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              IDENTIX INCORPORATED
                       SIX MONTHS ENDED DECEMBER 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

    These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-K. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2002.

    Certain prior period amounts have been reclassified to conform to current period presentation.

    In fiscal year 2002, the Company changed its presentation of deferred revenue and the related accounts receivable to exclude such amounts from the consolidated financial statements. Prior year's amounts have been reclassified to conform to the current year's presentation, as follows:

                                                                 DECEMBER 31,         JUNE 30,
                                                                     2001               2001
                                                                 ------------       ------------
Accounts receivable gross .................................      $ 19,037,000       $ 25,608,000
Deferred revenue offset against related accounts receivable        (1,761,000)        (2,454,000)
                                                                 ------------       ------------
Accounts receivable per balance sheet .....................      $ 17,276,000       $ 23,154,000
                                                                 ============       ============

2.  Cash and Liquidity

    In December 2001, the Company sold 7,390,000 shares of its Common Stock in a private placement to new and existing institutional investors. The shares were sold at $7.00 per share and resulted in net cash proceeds to the Company of $48,159,000.


    At December 31, 2001, the Company's wholly owned subsidiary, IPS, was in technical default of certain financial and other covenants on its bank line of credit. On February 13, 2002 the Company obtained a waiver of default from the bank for the breach of the covenants through and including April 1, 2002. There were no amounts outstanding under this bank line of credit at any time during the six months ended December 31, 2001.



    While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, are adequate to fund the Company's current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company's financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.


3.  Inventories

    Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

                                     DECEMBER 31,      JUNE 30,
                                        2001             2001
                                     ------------     ----------
Purchased parts and materials ..      $3,392,000      $1,603,000
Work-in-process ................         965,000       1,260,000
Finished goods, including spares       2,437,000       3,226,000
                                      ----------      ----------
                                      $6,794,000      $6,089,000
                                      ==========      ==========

    The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the six months ended December 31, 2001, the Company physically disposed of $313,000 of inventory, which had been provided for at June 30, 2001. In addition, during the three months ended September 30, 2001, the Company sold or used $205,000 of inventory, which had been previously provided for at June 30, 2001.

4.  Sale of Series A Convertible Preferred Stock and Warrant

    In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. ("Motorola"), whereby the Company sold 234,558 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws. However, Motorola has demand registration rights, which were effective beginning on January 7, 2001.

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

5.  Restructuring Charge for Workforce Reduction

    In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its worldwide workforce primarily in marketing, selling and other administrative functions. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,306,000 were made during the six months ended December 31, 2001. The remaining liability at December 31, 2001 of $406,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002.

6.  Earnings Per Share

    Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

    Options and warrants to purchase 6,722,769 and 6,733,383 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at December 31, 2001 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

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

8.  Adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"

    The results of operations for the three and six months ended December 31, 2001 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of goodwill amortization expense of $599,000 and $1,198,000, respectively for the three and six months ended December 31, 2001. This reduction represents the amount of amortization of goodwill that, in accordance with SFAS No. 142, is no longer subject to amortization. Goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives of approximately five years. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

    The Company's goodwill balance of $22,792,000 at December 31, 2001 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill has been assigned to the Company's Security reporting unit, which is also a reportable segment. In December 2001, the Company completed the transitional goodwill impairment testing required by SFAS No. 142 and determined that the goodwill is not impaired. The fair value of the Security segment was estimated using the expected present value of future cash flows.

    A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        DECEMBER 31,                          DECEMBER 31,
                                               -------------------------------       -------------------------------
                                                   2001               2000               2001               2000
                                               ------------       ------------       ------------       ------------
Reported net loss .......................      $ (6,203,000)      $ (5,179,000)      $(14,680,000)      $(12,554,000)
Add:  Goodwill amortization .............                --            599,000                 --          1,198,000
                                               ------------       ------------       ------------       ------------
Adjusted net loss .......................      $ (6,203,000)      $ (4,580,000)      $(14,680,000)      $(11,356,000)
                                               ============       ============       ============       ============
Basic and diluted net loss per share:
  Reported net loss .....................      $      (0.16)      $      (0.15)      $      (0.39)      $      (0.38)
  Goodwill amortization .................                --               0.02                 --               0.04
                                               ------------       ------------       ------------       ------------
  Adjusted net loss .....................      $      (0.16)      $      (0.13)      $      (0.39)      $      (0.34)
                                               ============       ============       ============       ============
WEIGHTED AVERAGE COMMON SHARES USED IN BASIC
   AND DILUTED LOSS PER SHARE COMPUTATION ..     37,824,000         33,439,000         37,226,000         33,323,000

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

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                             -----------------------------     -----------------------------
                                                2001               2000            2001              2000
                                             ------------     ------------     ------------     ------------
Total revenues:
   Imaging ..............................    $  4,424,000     $  6,104,000     $  9,323,000     $ 12,469,000
   Security .............................       2,103,000        2,089,000        3,260,000        3,622,000
   Government Services ..................      13,422,000       13,938,000       24,609,000       27,089,000
   Elimination of inter-segment revenues         (437,000)      (1,157,000)        (916,000)      (2,111,000)
                                             ------------     ------------     ------------     ------------
                                             $ 19,512,000     $ 20,974,000     $ 36,276,000     $ 41,069,000
                                             ============     ============     ============     ============
Depreciation and amortization:
   Imaging ..............................    $    334,000     $    273,000     $    690,000     $    520,000
   Security .............................         374,000          931,000          738,000        1,857,000
   Government Services ..................         143,000          204,000          285,000          403,000
                                             ------------     ------------     ------------     ------------
                                             $    851,000     $  1,408,000     $  1,713,000     $  2,780,000
                                             ============     ============     ============     ============
Interest and other income (expense), net:
   Imaging ..............................    $     29,000     $     78,000     $     80,000     $    165,000
   Security .............................          42,000          117,000          117,000          292,000
   Government Services ..................          25,000          181,000           35,000          250,000
   Fingerprinting Services ..............          82,000           68,000          168,000          137,000
                                             ------------     ------------     ------------     ------------
                                             $    178,000     $    444,000     $    400,000     $    844,000
                                             ============     ============     ============     ============
Interest expense:
   Imaging ..............................    $         --     $         --     $         --     $         --
   Security .............................              --               --               --               --
   Government Services ..................              --           42,000               --           65,000
                                             ------------     ------------     ------------     ------------
                                             $         --     $     42,000     $         --     $     65,000
                                             ============     ============     ============     ============
Net income (loss):
   Imaging ..............................    $ (1,128,000)    $    (87,000)    $ (3,130,000)    $ (2,177,000)
   Security .............................      (4,576,000)      (5,553,000)     (10,107,000)     (11,327,000)
   Government Services ..................        (602,000)         329,000       (1,724,000)         678,000
   Fingerprinting Services ..............         103,000          132,000          281,000          272,000
                                             ------------     ------------     ------------     ------------
                                             $ (6,203,000)    $ (5,179,000)    $(14,680,000)    $(12,554,000)
                                             ============     ============     ============     ============
Capital expenditures:
   Imaging ..............................    $     95,000     $    517,000     $    181,000     $    667,000
   Security .............................         218,000          157,000          289,000          215,000
   Government Services ..................         690,000          153,000        2,049,000          307,000
                                             ------------     ------------     ------------     ------------
                                             $  1,003,000     $    827,000     $  2,519,000     $  1,189,000
                                             ============     ============     ============     ============

                                           DECEMBER 31,        JUNE 30,
                                               2001             2001
                                           ------------     ------------
Identifiable assets:
   Imaging .............................   $ 75,032,000     $ 33,838,000
   Security ............................     26,100,000       30,579,000
   Government Services .................     16,142,000       19,037,000
                                           ------------     ------------
                                           $117,274,000     $ 83,454,000
                                           ============     ============

11. Foreign Operations Data

    In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

                           THREE MONTHS ENDED                SIX MONTHS ENDED
                              DECEMBER 31,                     DECEMBER 31,
                      ----------------------------      ----------------------------
                          2001             2000            2001             2000
                      -----------      -----------      -----------      -----------
Total revenues:
   North America .....$18,473,000      $20,120,000      $34,897,000      $39,210,000
   International .....  1,039,000          854,000        1,379,000        1,859,000
                      -----------      -----------      -----------      -----------
                      $19,512,000      $20,974,000      $36,276,000      $41,069,000
                      ===========      ===========      ===========      ===========

                          DECEMBER 31,        JUNE 30,
                              2001              2001
                          ------------      -----------
Identifiable assets:
   North America ........ $116,549,000      $82,420,000
   International ........      725,000        1,034,000
                          ------------      -----------
                          $117,274,000      $83,454,000
                          ============      ===========

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

    Our future results of operations and the forward-looking statements contained in this report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) successful development and timely introduction of new products and enhancements to existing products through investment in research and development, (2) market acceptance of our new products and services, (3) continued demand for our existing products and services, (4) our ability to raise additional financing in the future to fund research and development and operations, (5) our reliance on certain OEMs, system integrators, distributors and resellers to actively and successfully promote our products or pursue installations that use our equipment, (6) our reliance on sole or limited source suppliers to supply components and certain complete products efficiently, timely and at competitive prices, (7) general market conditions and (8) the impact of future litigation.

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

    The results of operations for the three and six months ended December 31, 2001 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of goodwill amortization expense of $599,000 and $1,198,000, respectively for the three and six months ended December 31, 2001. This reduction represents the amount of amortization of goodwill that, in accordance with SFAS No. 142, is no longer subject to amortization. Goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives of approximately five years. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

    The Company's goodwill balance of $22,792,000 at December 31, 2001 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill has been assigned to the Company's Security reporting unit, which is also a reportable segment. In December 2001, the Company completed the transitional goodwill impairment testing required by SFAS No. 142 and determined that the goodwill is not impaired. The fair value of the Security segment was estimated using the expected present value of future cash flows.

RESULTS OF OPERATIONS

Revenues


Revenues for the three months and six months ended December 31, 2001 were $19,512,000 and $36,276,000 compared to $20,974,000 and $41,069,000, respectively, for the same periods in the prior fiscal year. The decrease in revenues of 7% and 12% for the three and six months, respectively, was primarily due to a decrease in product sales. For the three months ended

December 31, 2001 and 2000, the Company had one customer, the U.S. Department of Defense ("DOD"), which accounted for 45% and 46%, respectively, of total revenue.

    Product revenues were $6,527,000 and $12,583,000 for the three and six months ended December 31, 2001, compared to $8,193,000 and $16,091,000 for the same period in the prior fiscal year. The decrease in product revenues of 20% and 22%, respectively, was due to a decrease in sales of Imaging solutions products and services, primarily live-scan systems and customer service programs.

    International sales accounted for $1,039,000 and $1,379,000 or 16% and 11% of the Company's product revenues for the three and six months ended December 31, 2001 compared to $854,000 and $1,859,000 or 10% and 12% for the same period in the prior fiscal year. The increase in international sales for the three months ended December 31, 2001 was due to increased sales of the Security Division's products in Europe. The Company's international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

    Services revenues were $12,985,000 and $23,693,000 for the three and six months ended December 31, 2001 compared to $12,781,000 and $24,978,000 for the same period in the prior fiscal year. Services revenues increased 2% for the three months ended while decreasing 5% for the six months ended December 31, 2001 in relation to the respective prior year periods. The 5% decrease in revenue for the six months ended December 31, 2001 was primarily related to a lower level of activity during the period from IPS' General Services Administration "GSA" Schedule. The majority of the Company's services revenues are generated directly from contracts with the U.S. government, principally the DOD. For the three and six months ended December 31, 2001, revenues directly from the DOD and from other U. S. government agencies accounted for 78% and 84% respectively, of the Company's total services revenues compared to 89% and 90% respectively, for the same period in the prior fiscal year.

    The Company's services business generates a significant amount of its revenues from firm fixed-price ("FFP") contracts and from time-and-materials ("T&M") contracts. During the three and six months ended December 31, 2001 the Company derived 88% and 89% respectively, of services revenues from FFP and T&M and contracts. During the three and six months ended December 31, 2000 the Company derived 95% and 94% respectively, of services revenues from FFP and T&M and contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company's services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company's services business also generates revenues from cost plus fixed fee ("CPFF") contracts, which accounted for approximately 12% and 11% respectively, of its services revenues for the three and six months ended December 31, 2001 and approximately 5% and 6% respectively, for the same period in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company's financial position or results of operations, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company's financial position, results of operations, or cash flows.

    Gross margin on product revenues was 39% and 36% for the three and six months ended December 31, 2001 and 41% for both the three and six months ended December 31, 2000. The decrease in product gross margin for the three and six months ended December 31, 2001 compared to the prior fiscal year reflects continued market price pressures and lower unit volumes which has resulted in underabsorbed overhead costs. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

    Gross margin on services revenues was 9% and 8% for the three and six months ended December 31, 2001 as compared to 14% and 13% for the same period in the prior fiscal year. The decrease in gross margin for the three and six months ended December 31, 2001 compared to the prior year was primarily due to a lower utilization of direct labor during the three and six months ended December 31, 2001 as compared to the respective prior year periods.

Research, Development and Engineering

Research, development and engineering expenses were $2,254,000 or 35% and $4,868,000 or 39% of product revenues for the three and six months ended December 31, 2001 compared to $2,387,000 or 29% and $4,551,000 or 28% of product revenues for the same period in the prior fiscal year. The increase in research, development and engineering expenses for the six months ended December 31, 2001 is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company's Security and Imaging products. The Company believes investment in research and development is critical in maintaining a strong technological position in the industry.

Marketing and Selling

    Marketing and selling expenses were $3,497,000 or 18% and $6,948,000 or 19% of total revenues for the three and six months ended December 31, 2001 compared to $4,161,000 or 20% and $7,467,000 or 18% of total revenues for the same period in the prior fiscal year. The decrease in marketing and selling expenses was primarily due to reduced staffing as part of the Company's restructuring efforts initiated in June 2001.

General and Administrative

    General and administrative expenses were $4,121,000 and $7,649,000 or 21% of total revenues for both the three and six months ended December 31, 2001 compared to $3,310,000 or 16% and $6,250,000 or 15% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to increased staffing and related administrative expenses to support future growth and development of supporting infrastructure.

Restructuring Charge for Workforce Reduction

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its worldwide workforce primarily in marketing, selling and other administrative functions. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,306,000 were made during the six months ended December 31, 2001. The remaining liability at December 31, 2001 of $406,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002.

Preferred Stock and Warrant Expense

    In connection with the private sale of shares of Series A Convertible Preferred Stock and warrant in July 2000 to Motorola, the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Convertible Preferred Stock.

Interest and Other Income (Expense), net


     For the three and six months ended December 31, 2001, interest and other income (expense), net was $178,000 and $400,000 compared to $444,000 and $844,000 for the same period in the prior fiscal year. The decrease in interest and other income (expense), net was primarily due to a decrease in interest income generated from cash balances primarily resulting from lower interest rates. Interest and other income for the three months ending December 31, 2001 and 2000 was primarily composed of interest income of $96,000 and $386,000, respectively and license fees from SIFC of $82,000 and $68,000, respectively. For the six months ending December 31, 2001 and 2000, interest and other income was primarily composed of interest income of $273,000 and $731,000, respectively and license fees from SIFC of $168,000 and $137,000, respectively.


Interest Expense

    Interest expense was nil for the three and six months ended December 31, 2001 compared to $42,000 and $65,000 for the same period in the prior fiscal year. The decrease was due to no borrowings under the IPS Lines of Credit during the three and six months ended December 31, 2001. There have been no borrowings under the Identix line of credit for the three and six months ended December 31, 2001 and 2000. The weighted average interest rate paid on borrowings under the IPS Line of Credit during the three months ended December 31, 2000 was 9.5%.

Benefit (Provision) for Income Taxes

    The Company recorded a state franchise tax refund of $1,000 for the six months ended December 31, 2001 and a provision of $39,000 and $56,000 for the three and six months ended December 31, 2000 which consisted of certain state franchise taxes.

Equity Interest in Income of Joint Venture

    The equity interest income in income of joint venture represents the Company's 50% share of the results of SIFC. For the three and six months ended December 31, 2001, our equity interest in joint venture income was $21,000 and $113,000 respectively, compared to $64,000 and $135,000 respectively, for the same period in the prior fiscal year. The decrease in the equity interest was due to a decrease in net income of SIFC.

Liquidity and Capital Resources

    The Company financed its operations during the six months ended December 31, 2001 from its working capital at June 30, 2001. As of December 31, 2001, the Company's principal sources of liquidity consisted of $67,832,000 of working capital including $58,884,000 in cash and cash equivalents. In addition, the Company has two bank lines of credit, the Identix Line of Credit and the IPS Line of Credit, as described below.

    The Identix Line of Credit, ("Identix Line of Credit"), provides for up to the lesser of $7,500,000 or 80% of the Company's eligible accounts receivable. Loans under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank's prime rate of interest plus two percent (6.75% at December 31, 2001). The Identix Line of Credit expires on September 30, 2002. At December 31, 2001, there was no amount outstanding and $1,568,000 was available under the Identix Line of Credit. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company's ability to pay dividends on its common stock.

     The IPS Line of Credit, ("IPS Line of Credit"), is a $6,000,000 bank line of credit collateralized by IPS's accounts receivable and certain other assets. Under the IPS Line of Credit, IPS may borrow against qualified accounts receivable. Amounts drawn bear interest at the bank's prime rate of interest (5.25% at December 31, 2001). The Line of Credit expires on June 30, 2002. The IPS Line of Credit agreement contains financial and operating covenants. At December 31, 2001 the Company was in technical default of certain of these IPS Line of Credit covenants. On February 13, 2002 the Company obtained a waiver of default from the bank for the breach of the covenants through and including April 1, 2002. There were no amounts outstanding under this bank line of credit at any time during the six months ended December 31, 2001.

     The Company used cash for operating activities of $11,468,000 during the six months ended December 31, 2001 as compared to $6,978,000 for the same period in the prior fiscal year. The primary use of cash for the six months ended December 31, 2001 was due to (i) the net loss of $14,680,000 which includes depreciation and amortization of $1,713,000, (ii) a decrease in accounts payable of $3,091,000 and an increase in inventories of $584,000 partially offset by a decrease in accounts receivable of $5,742,000. The primary use of cash during the six months ended December 31, 2000 was due to (i) the net loss of $12,554,000 which includes a one-time charge for preferred stock and warrant expense of $1,259,000, amortization of $1,885,000, depreciation of $895,000, and
(ii) an increase in accounts receivable of $2,844,000, inventories of $2,297,000 and restricted cash of $1,817,000, partially offset by increases in accounts payable of $1,921,000.

    The Company used cash of $2,940,000 for investing activities during the six months ended December 31, 2001 consisting primarily of purchases of property and equipment of $2,526,000. During the six months ended December 30, 2000, the Company used cash of $2,706,000 for investing activities for the purchase of property and equipment of $1,189,000 and additions to intangible assets of $1,517,000.

    The Company generated cash from financing activities of $52,515,000 from the sales of common stock, net of issuance costs and from the exercise of stock options during the six months ended December 31, 2001 as compared to cash generated from financing activities of $4,703,000 for the same period in the prior fiscal year. Financing activities for the six months ended December 31, 2000, consisted of proceeds from the sale of the Company's Series A Convertible Preferred Stock of $3,702,000, net of issuance costs and the sale of common stock of $1,431,000, partially offset by net repayments of $430,000 against the IPS line of credit.

    While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, are adequate to fund the Company's current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company's financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

    The Company did not have any material capital expenditure commitments as of December 31, 2001.

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

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

    Our product revenues and a portion of our service revenues are derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

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

    The products designed, developed and sold under our Imaging line of products also face intense competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Visionics Corporation, Heinemann Biometric Systems GmbH, Printrak/Motorola and CrossMatch Technologies, Inc.

    We expect competition to increase and intensify in the near term in both our Security and Imaging markets. Companies competing with us may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

    In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 HAVE INCREASED FINANCIAL EXPECTATIONS THAT MAY NOT MATERIALIZE.


    The September 11, 2001 terrorist attacks have created an uncertain economic environment and an increase in awareness of biometric security solutions. However, we are uncertain whether the actual level of demand for our biometric products and services will increase as a result of such heightened awareness. Even if we will experience any increased demand for our products and services, it may not result in an actual increase in our product or services revenues. We cannot predict which security solutions, if any, will be adopted in the fight against terrorism and whether our products will be a part of those solutions. These factors may adversely impact us and create unpredictability in our revenues and operating results.


WE MAY NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING IN THE FUTURE.


     While we believe that cash flows from operations, together with existing working capital and available lines of credit, are adequate to fund our current cash requirements, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.


FUTURE GROWTH DEPENDS IN PART ON THE SUCCESS OF ITRUST, A RELATIVELY NEW BUSINESS ACTIVITY WITH LITTLE OPERATING HISTORY.

    Our future growth may depend on the success of itrust, which was formed in July 2000 and has a limited operating history. itrust's success will depend on many factors, including, but not limited to:

    - our ability to form additional collaborative partnerships that will contribute technical and commercial value to itrust and contribute to the division's growth;

    -   the demand for our Security products and itrust products and services;

    - our ability to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and services;

    - the ability and willingness of our collaborative partners to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products services;

    - the levels of competition in the space for Internet and Wireless Web security services;

    - the perceived need for secure communications and commerce in such markets;

    -   our ability to successfully introduce new products and services; and

    - our ability to expand its operations and attract, integrate, retain and motivate qualified sales, marketing, and research and development personnel.

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

    We have experienced net losses in the last two fiscal years and expect additional losses in the future. itrust is not expected to contribute significant revenues or positive cash flows in the foreseeable future. At the same time, however, we will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust's business plan. In part because of the significant investment we will make in itrust, we expect to incur substantial additional losses and negative cash flows from it in the foreseeable future.

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

THE BIOMETRICS INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, WHICH COULD RENDER EXISTING PRODUCTS OBSOLETE.

    Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing and sophisticated needs of the marketplace. Frequently, our technical development programs require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases and of our products and services and purchase those of our competitors.

    Continued participation by us in the market for live scan systems that are linked to forensic quality databases under the jurisdiction of governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

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

    - price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

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

    For the three and six months ended December 31, 2001, we derived approximately 78% and 84%, respectively, of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

    For the year ended June 30, 2001, and the three and six months ended December 31, 2001, we derived approximately 94%, 88% and 89%, respectively, of our services revenue from time-and-materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

WE RELY IN PART UPON OEM AND DISTRIBUTION PARTNERS TO DISTRIBUTE OUR PRODUCTS, AND WE MAY BE ADVERSELY AFFECTED IF THOSE PARTIES DO NOT ACTIVELY PROMOTE OUR PRODUCTS OR PURSUE INSTALLATIONS THAT USE OUR EQUIPMENT.

    A significant portion of our product revenues comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

    We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

WE RELY HEAVILY ON PRODUCTS AND SERVICES PROVIDED BY INTERNATIONAL TECHNOLOGY CONCEPTS, INC. ("IT CONCEPTS").

    Both our Imaging and Security divisions purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. itrust is also working with IT Concepts for the development of certain of itrust's solutions. In turn IT Concepts subcontracts portions of its development work to an affiliate in Russia and brings in a portion of its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources. If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from bringing in a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require us to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price.

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

THE SUCCESS OF OUR STRATEGIC PLAN TO PURSUE SALES IN INTERNATIONAL MARKETS MAY BE LIMITED BY RISKS RELATED TO CONDITIONS IN SUCH MARKETS.

    For the year ended June 30, 2001, and the three and six months ended December 31, 2001, we derived approximately 11%, 16% and 11%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom.

    There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

    Risks inherent in marketing, selling and delivering products in foreign and international markets, include those associated with:

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

    As of December 31, 2001, State of Wisconsin Investment Board owned approximately 16% of the Company's outstanding common stock. The concentration of large percentages of ownership in any single shareholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single shareholder or otherwise could adversely affect our stock price.

OUR PRODUCTS AND CERTAIN OF OUR SERVICES ARE COMPLEX, MAY CONTAIN UNDETECTED OR UNRESOLVED DEFECTS WHEN SOLD OR MAY NOT MEET CUSTOMER'S PERFORMANCE CRITERIA, AND MAY BE DIFFICULT TO SUCCESSFULLY MANUFACTURE IN VOLUME.

    Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products or services (such as itrust services) that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

FAILURE BY US TO MAINTAIN THE PROPRIETARY NATURE OF OUR TECHNOLOGY, INTELLECTUAL PROPERTY AND MANUFACTURING PROCESSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, FINANCIAL CONDITION AND STOCK PRICE AND ON OUR ABILITY TO COMPETE EFFECTIVELY.

    We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

    There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

    We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties' proprietary rights. Litigation could be very costly and divert management's attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and limitations on the scope or validity of our patents or trademarks.

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

IF WE FAIL TO ADEQUATELY MANAGE THE SIZE OF OUR BUSINESS, IT COULD HAVE A SEVERE NEGATIVE IMPACT ON OUR FINANCIAL RESULTS OR STOCK PRICE.

    We believe that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

    -   exposure to unknown liabilities of acquired companies;

    -   higher than anticipated acquisition costs and expenses;

    - effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

    - the difficulty and expense of assimilating the operations and personnel of the companies;

    -   disruption of our ongoing business;

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

     Item 2. Changes in Securities

         In December 2001, the Company entered into Common Stock Purchase Agreements with new and existing institutional investors, pursuant to which, the Company sold 7,390,000 shares of its common stock at $7.00 per share. The sale resulted in net cash proceeds to the Company of $48,159,000.

     Item 4. Submission of Matters to a Vote of Security Holders


               (a) The Annual Meeting of Shareholders was held on October 25, 2001.

               (b) All Board of Directors nominees referenced in Item 4 (c) below were elected at the Annual Meeting of Shareholders on October 25, 2001.

               (c) The matters voted upon and the results of the voting were as follows:

                    (1) The following eight persons were elected to the Board of Directors:

                           Name                  Votes For    Votes Withheld
                           ----                  ---------    --------------
                       Robert McCashin          32,073,359       337,640
                       Patrick H. Morton        32,085,376       325,623
                       Randall Hawks, Jr.       32,095,806       315,193
                       James P. Scullion        32,047,325       363,674
                       John E. Major            32,198,265       212,734
                       Paul D. Clark            32,204,330       206,669
                       Milton E. Cooper         32,195,903       215,096
                       Malcolm J. Gudis         32,176,047       234,952

                    (2) The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2002 was ratified. The number of shares voted in favor of the appointment was 32,161,002, the number of shares voted against was 119,525, and the number of shares that abstained was 130,472.

     Item 6. Exhibits and Reports on Form 8-K.

           (a) Exhibits

               Exhibit
               Number     Description
               -------    -----------
               10.47      Amendment No. 2 to Employment Agreement, dated as of October 25, 2001, between
                          Identix Incorporated and Grant Evans

               10.48      Secured Promissory Note dated October 5, 2001 made by Erik E. Prusch in favor of
                          Identix Incorporated

               10.49      Second Deed of Trust and Assignment of Rents dated October 22, 2001, between Erik
                          E. Prusch, as Trustor, and Identix Incorporated, as Beneficiary

          (b) The Company filed a report on Form 8-K on December 4, 2001 regarding the Company's issuance of a press release announcing that the Company had entered into definitive purchase agreements for the private placement of 7,390,000 shares of its Common Stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Gatos, State of California, on February 14, 2002.

                            IDENTIX INCORPORATED


                            BY:    /s/ Erik E. Prusch
                                 --------------------------------------------
                            Erik E. Prusch
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

               Exhibit
               Number     Description
               -------    -----------
               10.47      Amendment No. 2 to Employment Agreement, dated as of October 25, 2001, between
                          Identix Incorporated and Grant Evans

               10.48      Secured Promissory Note dated October 5, 2001 made by Erik E. Prusch in favor of
                          Identix Incorporated

               10.49      Second Deed of Trust and Assignment of Rents dated October 22, 2001, between Erik
                          E. Prusch, as Trustor, and Identix Incorporated, as Beneficiary