Form 10-Q
period 2002-03-31
IDENTIX INC
filed 2002-05-15
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641

IDENTIX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-2842496

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

100 Cooper Court, Los Gatos, California	95032

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 335-1400

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

44,893,131 shares of Common Stock
as of April 30, 2002

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
Exhibit 3.1
Exhibit 10.4
Exhibit 10.6
Exhibit 10.7
Exhibit 10.9
Exhibit 10.38
Exhibit 10.45
Exhibit 10.50
Exhibit 10.51

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$54,003,000	$20,777,000
Accounts receivable, net	17,515,000	23,154,000
Inventories	5,807,000	6,089,000
Prepaid expenses and other assets	1,146,000	1,768,000

Total current assets	78,471,000	51,788,000
Property and equipment, net	5,510,000	4,587,000
Acquired intangible assets	1,943,000	2,642,000
Goodwill	22,792,000	22,792,000
Other assets	2,470,000	1,645,000

Total assets	$111,186,000	$83,454,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,416,000	$10,595,000
Accrued compensation	5,075,000	4,658,000
Other accrued liabilities	914,000	1,275,000
Deferred revenue	3,240,000	4,218,000

Total current liabilities	17,645,000	20,746,000
Other liabilities	277,000	56,000

Total liabilities	17,922,000	20,802,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding at March 31, 2002 and June 30, 2001	3,702,000	3,702,000
Common stock, $0.01 par value; 100,000,000 shares authorized 44,885,865 and 36,601,242 shares issued and outstanding at March 31, 2002 and June 30, 2001	449,000	366,000
Additional paid-in capital	197,276,000	144,604,000
Accumulated deficit	(107,982,000)	(85,839,000)
Accumulated other comprehensive loss	(181,000)	(181,000)

Total stockholders’ equity	93,264,000	62,652,000

Total liabilities and stockholders’ equity	$111,186,000	$83,454,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:

Product revenues	$8,839,000	$8,113,000	$21,423,000	$24,204,000
Services revenues	10,393,000	12,111,000	34,086,000	37,089,000

Total revenues	19,232,000	20,224,000	55,509,000	61,293,000

Cost and expenses:

Cost of product revenues	6,103,000	5,565,000	14,199,000	15,118,000
Cost of services revenues	10,140,000	10,344,000	31,872,000	32,077,000
Research, development and engineering	2,358,000	2,758,000	7,224,000	7,309,000
Marketing and selling	3,851,000	4,291,000	10,799,000	11,764,000
General and administrative	4,340,000	3,949,000	11,990,000	10,199,000
Amortization of acquired intangible assets	233,000	832,000	699,000	2,497,000
Restructuring and other special charges	—	1,172,000	1,712,000	1,172,000
Preferred stock and warrant expense	—	—	—	1,259,000

Total costs and expenses	27,025,000	28,911,000	78,495,000	81,395,000

Loss from operations	(7,793,000)	(8,687,000)	(22,986,000)	(20,102,000)
Interest and other income (expense), net	261,000	315,000	661,000	1,158,000
Interest expense	—	(21,000)	—	(85,000)

Loss before income taxes, equity interest in income of joint venture and cumulative effect of a change in accounting principle	(7,532,000)	(8,393,000)	(22,325,000)	(19,029,000)
Provision for income taxes	(7,000)	(27,000)	(6,000)	(83,000)

Loss before equity interest in income of joint venture and cumulative effect of a change in accounting principle	(7,539,000)	(8,420,000)	(22,331,000)	(19,112,000)
Equity interest in income of joint venture	75,000	51,000	188,000	187,000
Loss before cumulative effect of a change in accounting principle	(7,464,000)	(8,369,000)	(22,143,000)	(18,925,000)
Cumulative effect of a change in accounting principle	—	—	—	(1,998,000)

Net loss	$(7,464,000)	$(8,369,000)	$(22,143,000)	$(20,923,000)

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.17)	$(0.25)	$(0.56)	$(0.56)
Cumulative effect of a change in accounting principle	—	—	—	(0.06)

Net loss per share	$(0.17)	$(0.25)	$(0.56)	$(0.62)

Weighted average common shares used in basic and diluted loss per share computation	44,814,000	33,954,000	39,809,000	33,530,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(22,143,000)	$(20,923,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,581,000	4,148,000
Loss on disposal of property and equipment	53,000	7,000
Recognition of deferred revenue	(6,638,000)	(5,329,000)
Equity interest in income of joint venture	(188,000)	(187,000)
Stock compensation expenses	443,000	877,000
Write-off of intangible assets	—	971,000
Allowance for doubtful accounts	578,000	935,000
Preferred stock and warrant expense	—	1,259,000
Changes in assets and liabilities:
Restricted cash	—	(2,159,000)
Accounts receivable	5,061,000	1,861,000
Inventories	282,000	(2,002,000)
Prepaid expenses and other assets	622,000	(1,743,000)
Accounts payable	(2,179,000)	2,419,000
Accrued compensation	(26,000)	(422,000)
Other accrued liabilities	(172,000)	(566,000)
Deferred revenue	5,660,000	11,300,000

Net cash used for operating activities	(16,066,000)	(9,554,000)

Cash flows from investing activities:
Capital expenditures	(2,810,000)	(2,153,000)
Proceeds from the sale of property and equipment	16,000	—
Additions to intangibles and other assets	(669,000)	(1,593,000)

Net cash used for investing activities	(3,463,000)	(3,746,000)

Cash flows from financing activities:
Borrowings under bank lines of credit	—	4,914,000
Payments under bank lines of credit	—	(5,344,000)
Proceeds from sales of common and preferred stock	52,755,000	7,958,000

Net cash provided by financing activities	52,755,000	7,528,000

Net increase (decrease) in cash and cash equivalents	33,226,000	(5,772,000)
Cash and cash equivalents at period beginning	20,777,000	15,620,000

Cash and cash equivalents at period end	$54,003,000	$9,848,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$85,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NINE MONTHS ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company’s Form 10-K. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2002.

Certain prior period amounts have been reclassified to conform to current period presentation.

Prior to fiscal 2002, amounts were invoiced to customers when the products were shipped. In connection with the Company's adoption of Staff Accounting Bulletin No. 101 (“SAB 101”), a cumulative effect adjustment was recognized to reflect an adjustment to the timing of revenue recognition on product sales that require final installation and acceptance. Commencing with fiscal 2002, the Company began invoicing customers for Imaging equipment sales that require installation and acceptance once the installation is complete and acceptance has been obtained. As a result, the Company changed its presentation of deferred revenues and the related accounts receivable for these equipment sales requiring installation to exclude such amounts from the consolidated financial statements. Prior year's amounts have been reclassified to conform to the current year's presentation, as follows:

	March 31,	June 30,
	2002	2001

Accounts receivable gross	$18,458,000	$25,608,000
Deferred revenue offset against related accounts receivable	(943,000)	(2,454,000)

Accounts receivable per balance sheet	$17,515,000	$23,154,000

2. Revenue Recognition Policy

In December 1999, the Securities and Exchange Commission Staff (“SEC staff”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. The results for the first three quarters of fiscal 2001 have been restated to reflect the adoption of SAB 101 as of July 1, 2000.

The portion of the Company’s revenues impacted by SAB 101 is product revenue derived from the sale of equipment that requires installation. Certain of the Company’s Imaging segment equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company’s interpretation of the requirements of SAB 101 resulted in changes to the Company’s accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company’s new accounting method, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as the Company’s Security segment products including DFR-300, DFR-200 and FingerScan V20 continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of TouchPrint Live Scan Systems that generally require installation, upon the final installation and acceptance from the end user.

The Company also sells several stand-alone software products including BioLogon and software developer kits. Revenue is recognized on software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence

(“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

The majority of the Company’s services are performed for the U.S. Government under various firm fixed-price (“FFP”), time-and-material (“T&M”) and cost reimbursement contracts. Revenues on FFP contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on T&M contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost plus fixed fee (“CPFF”) contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 86% and 84% of total services revenue for the three and nine months ended March 31, 2002 and approximately 90% of total services revenue for the same periods in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Identix Public Sector (“IPS”) is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position or results of the operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect the Company’s financial position or results of operations.

3. Cash and Liquidity

In December 2001, the Company sold 7,390,000 shares of its Common Stock in a private placement to new and existing institutional investors, pursuant to a stock purchase agreement. The shares were sold at $7.00 per share and resulted in net cash proceeds to the Company of $48,159,000. The purchase price was based on the closing price of the Company’s common stock in the period prior to the execution of the agreement, and represented a discount of 11.8% to the prior day closing price, 8.7% to the 20-day straight average or 10.8% to the 20-day volume weighted average price, each of which were considered by the Company to be competitively priced for the size of the transaction. The Company was advised by its’ financial advisors that the discount applied to the exchange-traded price is common for comparable transactions.

The Identix bank line of credit (“Identix Line of Credit”) entered into in September 2001 was amended on March 28, 2002. The Identix Line of Credit now provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible accounts receivable including Identix IPS, it’s wholly owned subsidiary. Loans under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at March 31, 2002). The Identix Line of Credit expires on March 28, 2003. At March 31, 2002, there was no amount outstanding and $7,445,000 was available to borrow. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock.

During the nine months ended March 31, 2002, IPS had a bank line of credit, (“IPS Line of Credit”), of $6,000,000 collateralized by IPS’ accounts receivable and certain other assets. At March 31, 2002, the Company was in technical default of one of the financial covenants on the IPS Line of Credit, which required that the Company’s maximum quarterly net loss not exceed $4 million on a consolidated basis. There were minimal amounts outstanding under the IPS bank line of credit during the nine months ended March 31, 2002. With the consolidation of the Company’s bank lines of credit on March 28, 2002, as noted above, the Company terminated the IPS line of credit on April 1, 2002.

While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company’s current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

4. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,
	2002	2001

Purchased parts and materials	$3,401,000	$1,603,000
Work-in-process	656,000	1,260,000
Finished goods, including spares	1,750,000	3,226,000

	$5,807,000	$6,089,000

The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the three and nine months ended March 31, 2002, the Company physically disposed of $438,000 and $956,000, respectively, of inventory which had been provided for at June 30, 2001 due to the respective product’s end of life. In addition, during the three months ended September 30, 2001, the Company sold or used $205,000 of inventory, which had been previously provided for at June 30, 2001.

5. Restructuring and Other Special Charges

Fiscal 2002

In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,476,000 were made during the nine months ended March 31, 2002. The remaining liability at March 31, 2002 of $236,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002.

Fiscal 2001

In light of continued deteriorating general economic conditions, during the third quarter ended March 31, 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of its products. The Company recorded charges during the third quarter ended March 31, 2001 totaling $2,356,000 consisting of $1,172,000 for the write-off of certain IPS’ intangible assets related to software and other capitalized costs that the Company no longer plans to market/use; $675,000 for the write-down of inventory related primarily to the introduction and end-of-life of certain Imaging and Security products including the introduction of TouchPrint 2000 and the end-of-life of TouchPrint 600 and BioLogon version 2.0 and a $509,000 provision to write-off certain accounts receivables for customers whose financial condition deteriorated subsequent to the revenue being recognized.

Charges recorded during the third quarter ended March 31, 2001 in connection with its review activities, substantially all of which were non-cash in nature, are summarized as follows:

Write-off of intangibles and other assets	$1,172,000
Inventory write-offs and reserves	675,000
Allowance for doubtful accounts	509,000

Total	$2,356,000

These charges were included in the Company’s consolidated statement of operations as follows:

Cost of product revenues	$675,000
General and administrative	509,000
Restructuring and other special charges	1,172,000

Total	$2,356,000

6. Sale of Series A Convertible Preferred Stock and Warrant

In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. (“Motorola”), whereby the Company sold 234,558 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws. However, Motorola has demand registration rights, which were effective beginning on January 7, 2001.

In connection with the issuance of the Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant was immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model. Based on the net cash proceeds received from the sale of Series A Preferred Stock of $3,702,000, the relative fair values of the Series A Preferred Stock and the warrant totaled $2,443,000 and $1,259,000, respectively. The relative fair market value of the warrant was credited to additional paid-in capital within stockholders’ equity. The Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

7. Earnings Per Share

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

Options and warrants to purchase 6,816,000 and 6,866,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at March 31, 2002 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

Shares held under the Company’s employee stock ownership plan are treated as outstanding for purposes of computing earnings per share amounts.

8. Comprehensive Loss

Other comprehensive loss includes charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive loss consists of foreign currency translation adjustments. As the Company substantially liquidated its foreign operation in February 1998, there has been no other comprehensive income (loss) from that date.

9. Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

The results of operations for the three and nine months ended March 31, 2002 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of goodwill amortization expense of $599,000 and $1,797,000, respectively, for the three and nine months ended March 31, 2002. This reduction represents the amount of amortization of goodwill that, in accordance with SFAS No. 142, is no longer subject to amortization. Goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives of approximately five years. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

The Company’s goodwill balance of $22,792,000 at March 31, 2002 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill has been assigned to the Company’s Security reporting unit, which is also a reportable segment. In December 2001, the Company completed the transitional goodwill impairment testing required by SFAS No. 142 and determined that the goodwill is not impaired. The fair value of the Security segment was estimated using the expected present value of future cash flows.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Reported net loss	$(7,464,000)	$(8,369,000)	$(22,143,000)	$(20,923,000)
Add: Goodwill amortization	—	599,000	—	1,797,000

Adjusted net loss	$(7,464,000)	$(7,770,000)	$(22,143,000)	$(19,126,000)

Basic and diluted net loss per share:
Reported net loss	$(0.17)	$(0.25)	$(0.56)	$(0.62)
Goodwill amortization	—	0.02	—	0.05

Adjusted net loss	$(0.17)	$(0.23)	$(0.56)	$(0.57)

Weighted average common shares used in basic and diluted loss per share computation	44,814,000	33,954,000	39,809,000	33,530,000

Acquired intangible assets subject to amortization consists of purchased technology related to the Company’s acquisition of Identicator Technologies, Inc. as follows:

	March 31, 2002		June 30, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Purchased technology	$4,663,000	$(2,720,000)	$4,663,000	$(2,021,000)

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Aggregate amortization expense of purchased technology	$233,000	$233,000	$699,000	$699,000

Estimated future amortization expense of purchased technology for fiscal 2002 fourth quarter ending June 30, 2002 and fiscal years ending June 30, 2003 and 2004 is listed below. The purchased technology balance will be fully amortized by April 2004.

Estimated future amortization expense of purchased technology
For fiscal 2002 fourth quarter ending June 30	233,000
For fiscal 2003 ending June 30	933,000
For fiscal 2004 ending June 30	777,000

10. Recent Accounting Pronouncements

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.

11. Reportable Segments Data

The Company has determined that its reportable segments are those based on its method of internal reporting. The Company’s reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company’s reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. Segment information is as follows:

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Total revenues:
Imaging	$5,602,000	$5,834,000	$14,925,000	$18,303,000
Security	3,237,000	2,279,000	6,498,000	5,901,000
Government Services	11,261,000	13,298,000	35,870,000	40,387,000
Elimination of inter-segment revenues	(868,000)	(1,187,000)	(1,784,000)	(3,298,000)

	$19,232,000	$20,224,000	$55,509,000	$61,293,000

Depreciation and amortization:
Imaging	$329,000	$258,000	$1,019,000	$778,000
Security	360,000	936,000	1,098,000	2,793,000
Government Services	179,000	174,000	464,000	577,000

	$868,000	$1,368,000	$2,581,000	$4,148,000

Interest and other income (expense), net:
Imaging	$51,000	$51,000	$131,000	$216,000
Security	93,000	92,000	210,000	384,000
Government Services	12,000	96,000	47,000	345,000
Fingerprinting Services	105,000	76,000	273,000	213,000

	$261,000	$315,000	$661,000	$1,158,000

Interest expense:
Imaging	$—	$—	$—	$—
Security	—	—	—	—
Government Services	—	21,000	—	85,000

	$—	$21,000	$—	$85,000

Net income (loss):
Imaging	$(1,279,000)	$(1,545,000)	$(4,409,000)	$(3,722,000)
Security	(4,132,000)	(5,816,000)	(14,239,000)	(17,143,000)
Government Services	(2,233,000)	(1,135,000)	(3,956,000)	(457,000)
Fingerprinting Services	180,000	127,000	461,000	399,000

	$(7,464,000)	$(8,369,000)	$(22,143,000)	$(20,923,000)

Capital expenditures:
Imaging	$100,000	$471,000	$282,000	$1,038,000
Security	88,000	388,000	377,000	703,000
Government Services	86,000	105,000	2,135,000	412,000

	$274,000	$964,000	$2,794,000	$2,153,000

	March 31,	June 30,
	2002	2001

Identifiable assets:
Imaging	$72,534,000	$33,838,000
Security	23,832,000	30,579,000
Government Services	14,820,000	19,037,000

	$111,186,000	$83,454,000

12. Foreign Operations Data

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three months ended		Nine months ended
	March 31,		March 31,

	2002	2001	2002	2001

Total revenues:
North America	$17,670,000	$19,262,000	$52,568,000	$58,472,000
International	1,562,000	962,000	2,941,000	2,821,000

	$19,232,000	$20,224,000	$55,509,000	$61,293,000

	March 31,	June 30,
	2002	2001

Identifiable assets:
North America	$110,006,000	$82,420,000
International	1,180,000	1,034,000

	$111,186,000	$83,454,000

13. Pending Merger with Visionics Corporation

On February 22, 2002, the Company signed a definitive merger agreement with Visionics Corporation (“Visionics”). Upon obtaining necessary approvals, and upon closing of the proposed merger, Visionics will become a wholly-owned subsidiary of the Company. The Company will exchange 1.3436 shares of its Common Stock for each share of Visionics common stock and anticipates that approximately 38.8 million share of Identix common stock will be issued in exchange for the outstanding stock of Visionics. The Hart-Scott-Rodino waiting period for the merger expired on April 8, 2002. The merger remains subject to additional customary closing conditions, including approval of the two companies’ stockholders. A Form S-4 Registration Statement related to the transaction has been filed with the Securities and Exchange Commission and information regarding the proposed merger is contained in an amended registration statement on Form S-4 filed with the SEC on April 25, 2002. Stockholders of both Identix and Visionics are expected to meet in June 2002, in each case to vote on the merger and if approved, it is anticipated the merger will be consummated promptly thereafter.

In connection with the pending merger, the Company has capitalized direct merger related costs totaling $285,000 at March 31, 2002. This amount is included in other assets on the Company’s consolidated balance sheet. As a result of certain employment agreements to be executed in contemplation of this merger, the Company is expecting to record a one-time charge during its fourth quarter ending June 30, 2002 including a cash charge of approximately $1,400,000 related to the Company’s current chief executive officer. Upon completion of the merger, the combined company will be named Identix Incorporated and will be headquartered in Minnetonka, Minnesota. After completion of the merger the Company intends to close its facilities in California and undergo a company wide reduction in staff of approximately 120 employees, or 20% of its current combined workforce.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2.

     The statements in this report on Form 10-Q that relate to future plans, events, or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors including the factors described under “Risk Factors” below. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

     Our future results of operations and the forward-looking statements contained in this report on Form 10-Q involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, risks associated with (1) successful development and timely introduction of new products and enhancements to existing products through investment in research and development, (2) market acceptance of our new products and services, (3) continued demand for our existing products and services, (4) our ability to raise additional financing in the future to fund research and development and operations, (5) our reliance on certain Original Equipment Manufacturers (“OEM”), system integrators, distributors and resellers to actively and successfully promote our products or pursue installations that use our equipment, (6) our reliance on sole or limited source suppliers to supply components and certain complete products efficiently, timely and at competitive prices, (7) general market conditions and (8) the impact of future litigation.

OVERVIEW

     Identix Incorporated provides leading-edge fingerprint biometric authentication security platforms and solutions for commercial and government marketplaces. The Company offers hardware, software and consulting services to protect information, control access, and maintain privacy and trust. A world leader in biometric technology, Identix believes it has more fingerprint biometric installations worldwide than any other company. Identix’ products and services are classified into three groups: (i) Security solutions that verify the identity of an individual through the unique physical biological characteristics of a fingerprint including itrust, Identix’ Security software solution that integrates authentication, access rights and administration as a managed network security service to safeguard information sharing and data transfer on open wired and wireless networks; (ii) Imaging solutions that electronically capture forensic quality fingerprint images that can be transmitted to Automated Fingerprint Identification Systems (“AFIS”); and (iii) information technology, engineering and consulting services, including the installation and integration of Identix products primarily to public sector agencies. The Company’s solutions employ industry leading optical fingerprint capture technologies, proprietary algorithms and customizable application software suites. Identix’ technologies and intellectual property enable it to produce Security and Imaging solutions for commercial, federal, state and local government customers worldwide. The Company provides public sector services through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company. Identix also formed a joint venture, Sylvan/Identix Fingerprinting Centers, LLC (“SIFC”), in September 1997 with Sylvan Learning Systems, Inc. (“Sylvan”), for the purpose of providing fingerprinting services for a variety of civilian applications. In June 2001, Identix launched its first itrust Security solution offering.

     The results of operations for the three and nine months ended March 31, 2002 include the effect of adopting the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” as of July 1, 2001. The adoption of SFAS No. 142 resulted in a reduction of goodwill amortization expense of $599,000 and $1,797,000, respectively, for the three and nine months ended March 31, 2002. This reduction represents the amount of amortization of goodwill that, in accordance with SFAS No. 142, is no longer subject to amortization. Goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives of approximately five years. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

     The Company’s goodwill balance of $22,792,000 at March 31, 2002 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill has been assigned to the Company’s Security reporting unit, which is also a reportable segment. In December 2001, the Company completed the transitional goodwill impairment testing required by SFAS No. 142 and determined that the goodwill is not impaired. The fair value of the Security segment was estimated using the expected present value of future cash flows.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, goodwill impairments, revenue recognition and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for doubtful accounts and sales returns

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. A reserve for sales returns is established based on historical trends in returns and information obtained directly from the customers regarding possible returns. If the actual future returns do not reflect the historical data, our revenue could be affected.

Goodwill impairments

We perform a goodwill impairment test on an annual basis and between annual tests in certain circumstances. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of the reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate rate that incorporates our cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by management. A change in industry or market conditions could result in the impairment of goodwill.

Inventory allowances

Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions as well as the anticipated timing and impact of new product introductions. Actual demand, market conditions and timing of new product introductions may be different from those projected by our management. This could have a material effect on our gross margins and operating results.

Warranty costs

We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Revenue recognition

Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. The Company must assess whether the fee associated with a revenue transaction is fixed or determinable and whether or not collection is probable. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Certain of the Company’s Imaging segment equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as the Company’s Security segment products including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of TouchPrint Live Scan Systems that generally require installation, upon the final installation and acceptance from the end user.

The Company also sells several stand-alone software products including BioLogon and software developer kits. Revenue is recognized on software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

The majority of the Company’s services are performed for the U.S. Government under various firm fixed-price (“FFP”), time-and-material (“T&M”) and cost reimbursement contracts. Revenues on FFP contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on T&M contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost plus fixed fee (“CPFF”) contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 86% and 84% of total services revenue for the three and nine months ended March 31, 2002 and approximately 90% of total services revenue for the same periods in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position or results of the operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect the Company’s financial position or results of operations.

Loss contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

RESULTS OF OPERATIONS

Revenues

     Revenues for the three months and nine months ended March 31, 2002 were $19,232,000 and $55,509,000 compared to $20,224,000 and $61,293,000, respectively, for the same periods in the prior fiscal year. The decrease in revenues of 5% for the three months ended March 31, 2002 was primarily due to a decrease in government services sales while the decrease in revenues of 9% for the nine months March 31 2002 was due to a decrease in both product and government services sales. For the three months and nine months ended March 31, 2002 and 2001, the Company had one customer, the DOD, which accounted for 44% and 41%, respectively, and 46% and 45%, respectively, of total revenue.

     Product revenues were $8,839,000 and $21,423,000 for the three and nine months ended March 31, 2002, compared to $8,113,000 and $24,204,000 for the same period in the prior fiscal year. The increase in product revenue of 9% for the three months ended March 31, 2002 was primarily due to an increase in Security product sales, including particular strength in our Physical Access product line. The decrease in product revenues of 11% for the nine months ended March 31, 2002 was due to a decrease in sales of Imaging solutions products and services, primarily due to the saturation and decline of the law enforcement marketplace.

     International sales accounted for $1,562,000 and $2,941,000 or 18% and 14% of the Company’s product revenues for the three and nine months ended March 31, 2002 compared to $962,000 and $2,821,000 or 12% for the same periods in the prior fiscal year. The increase in international sales for the three and nine months ended March 31, 2002 was due to increased sales of Security products in Europe. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $10,393,000 and $34,086,000 for the three and nine months ended March 31, 2002 compared to $12,111,000 and $37,089,000 for the same period in the prior fiscal year. Services revenues decreased 14% and 8% for the three and nine months ended March 31, 2002. The decrease in revenue for the three and nine months ended March 31, 2002 was primarily related to a reduction in new contract starts as well as reductions in government funding on certain contracts due to reprioritization of defense spending toward war time actions. The majority of the Company’s services revenues are generated directly from contracts with the U.S. government, principally the DOD. For the three and nine months ended March 31, 2002, revenues directly from the DOD and from other U. S. government agencies accounted for 86% and 84%, respectively, of the Company’s total services revenues compared to 90% for the same periods in the prior fiscal year.

     The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three and nine months ended March 31, 2002 the Company derived 94% and 90%, respectively, of services revenues from FFP and T&M and contracts. During the three and nine months ended March 31, 2002 the Company derived 96% and 95%, respectively, of services revenues from FFP and T&M and contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 6% and 10%, respectively, of its services revenues for the three and nine months ended March 31, 2002 and approximately 4% and 5%, respectively, for the same period in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audits will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position, results of operations, or cash flows.

     Gross margin on product revenues was 31% and 34% for the three and nine months ended March 31, 2002 and 31% and 38% for the three and nine months ended March 31, 2001. The decrease in product gross margin for the nine months ended March 31, 2002 compared to the prior fiscal year reflects continued market price pressures in the Company’s Imaging segment and lower unit volumes which has resulted in underabsorbed overhead costs. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 2% and 6% for the three and nine months ended March 31, 2002 as compared to 15% and 14% for the same period in the prior fiscal year. The decrease in gross margin for the three and nine months ended March 31, 2002 compared to the prior year was primarily due to lower utilization of the direct labor workforce, increased utilization of subcontractors and contract overruns during the three and nine months ended March 31, 2002.

Research, Development and Engineering

     Research, development and engineering expenses were $2,358,000 or 27% and $7,224,000 or 34% of product revenues for the three and nine months ended March 31, 2002 compared to $2,758,000 or 34% and $7,309,000 or 30% of product revenues for the same period in the prior fiscal year. The decrease in research, development and engineering expenses for the three and nine months ended March 31, 2002 is primarily due to reduced development spending on hardware product lines. The Company is focusing its engineering efforts on fewer projects and the reliance upon external engineering sources is being reduced.

Marketing and Selling

     Marketing and selling expenses were $3,851,000 and $10,799,000 or 20% and 19%, respectively, of total revenues for the both the three and nine months ended March 31, 2002 compared to $4,291,000 or 21% and $11,764,000 or 19% of total revenues for the same period in the prior fiscal year. The decrease in marketing and selling expenses was primarily due to reduced staffing as part of the Company’s restructuring efforts initiated in June 2001 and continued control of marketing expenditures.

General and Administrative

     General and administrative expenses were $4,340,000 and $11,990,000 or 23% and 22% of total revenues for the three and nine months ended March 31, 2002 compared to $3,949,000 or 20% and $10,199,000 or 17% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was primarily due to increased executive staffing and related administrative expenses. In addition, the Company’s real estate leases in several facilities expired during this quarter of the prior year. As a result the Company moved into several different facilities with significantly higher costs. All leases are long term.

Restructuring and Special Other Charges

Fiscal 2002

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its worldwide workforce primarily in marketing, selling and other administrative functions. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,476,000 were made during the nine months ended March 31, 2002. The remaining liability at March 31, 2002 of $236,000 is included in accrued compensation in the condensed consolidated balance sheets. The Company expects that this amount will be paid by June 30, 2002.

Fiscal 2001

     In light of continued deteriorating general economic conditions, during the third quarter ended March 31, 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of its products. The Company recorded charges during the third quarter ended March 31, 2001 totaling $2,356,000 consisting of $1,172,000 for the write-off of certain IPS’ intangible assets related to software and other capitalized costs that the Company no longer plans to market/use; $675,000 for the write-down of inventory related primarily to the introduction and end-of-life of certain Imaging and Security products including the introduction of TouchPrint 2000 and the end-of-life of TouchPrint 600 and BioLogon version 2.0 and a $509,000 provision to write-off certain accounts receivables for customers whose financial condition deteriorated subsequent to the revenue being recognized.

     Charges recorded during the third quarter ended March 31, 2001 in connection with its review activities, substantially all of which were non-cash in nature, are summarized as follows:

Write-off of intangibles and other assets	$1,172,000
Inventory write-offs and reserves	675,000
Allowance for doubtful accounts	509,000

Total	$2,356,000

     These charges were included in the Company’s consolidated statement of operations as follows:

Cost of product revenues	$675,000
General and administrative	509,000
Restructuring and other special charges	1,172,000

Total	$2,356,000

Preferred Stock and Warrant Expense

     In connection with the private sale of shares of Series A Convertible Preferred Stock and warrant in July 2000 to Motorola, the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Convertible Preferred Stock.

Interest and Other Income (Expense), net

     For the three and nine months ended March 31, 2002, interest and other income (expense), net was $261,000 and $661,000 compared to $315,000 and $1,158,000 for the same period in the prior fiscal year. The decrease in interest and other income (expense), net was primarily due to a decrease in interest income generated from cash balances primarily resulting from lower interest rates and lower average cash balances invested during comparable periods. Interest and other income for the three months ending March 31, 2002 and 2001 was primarily composed of interest income of $170,000 and $245,000, respectively, and license fees from SIFC of $104,000 and $76,000, respectively. For the nine months ending March 31, 2002 and 2001, interest and other income was primarily composed of interest income of $441,000 and $815,000, respectively, and license fees from SIFC of $273,000 and $213,000, respectively.

Interest Expense

     Interest expense was nil for the three and nine months ended March 31, 2002 compared to $21,000 and $85,000 for the same period in the prior fiscal year. The decrease was due to minimal borrowings under the IPS Lines of Credit during the three and nine months ended March 31, 2002. There have been no borrowings under the Identix line of credit for the three and nine months ended March 31, 2002 and 2001. The weighted average interest rate paid on borrowings under the IPS Line of Credit during the three months ended March 31, 2001 was 8.5%.

Provision for Income Taxes

     The Company recorded income tax provisions of $7,000 and $6,000, respectively, for the three and nine months ended March 31, 2002 and a provision of $27,000 and $83,000 for the three and nine months ended March 31, 2001, which consisted of certain state franchise taxes.

Equity Interest in Income of Joint Venture

     The equity interest income of joint venture represents the Company’s 50% share of the results of SIFC. For the three and nine months ended March 31, 2002, the Company’s equity interest in joint venture income was $75,000 and $188,000, respectively, compared to $51,000 and $187,000, respectively, for the same period in the prior fiscal year. The increase in the equity interest was due to increased net income of SIFC.

Liquidity and Capital Resources

     The Company financed its operations during the nine months ended March 31, 2002 from its working capital at June 30, 2001. As of March 31, 2002, the Company’s principal sources of liquidity consisted of $60,826,000 of working capital including $54,003,000 in cash and cash equivalents. In addition, the Company has one bank line of credit, the Identix Line of Credit.

     The Identix Line of Credit, (“Identix Line of Credit”) entered into in September 2001 was amended on March 28, 2002. The Identix Line of Credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible accounts receivable including IPS, its wholly owned subsidiary. Loans under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at March 31, 2002). The Identix Line of Credit expires on March 28, 2003. At March 31, 2002, there was no amount outstanding and $7,445,000 was available to borrow. The Identix Line of Credit agreement contains financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock.

     The IPS Line of Credit (“IPS Line of Credit”) is a $6,000,000 bank line of credit collateralized by IPS’ accounts receivable and certain other assets. Under the IPS Line of Credit, IPS could borrow against qualified accounts receivable. Amounts drawn bear interest at the bank’s prime rate of interest (5.25% at March 31, 2002). The IPS Line of Credit agreement contained financial and operating covenants. At March 31, 2002 the Company was in technical default of one of these IPS Line of Credit covenants, which required that the Company’s maximum quarterly net loss not exceed $4 million on a consolidated basis. There were minimal amounts outstanding under this bank line of credit during the nine months ended March 31, 2002. With the consolidation of the Company’s bank lines of credit on March 28, 2002, as noted above, the Company terminated the IPS line of credit on April 1, 2002.

     The Company used cash for operating activities of $16,066,000 during the nine months ended March 31, 2002 as compared to $9,554,000 for the same period in the prior fiscal year. The primary use of cash for the nine months ended March 31, 2002 was due to (i) the net loss of $22,143,000 which includes depreciation and amortization of $2,581,000, (ii) a decrease in accounts payable of $2,179,000 partially offset by decreases in accounts receivable of $5,061,000 and prepaid expenses and other assets of $622,000. The primary use of cash during the nine months ended March 31, 2001 was due to (i) the net loss of $20,923,000 which includes a one-time charge for preferred stock and warrant expense of $1,259,000, depreciation and amortization of $4,148,000 and (ii) an increase in inventories of $2,002,000, reduced restricted cash of $2,159,000 and increased prepaid expenses and other assets of $1,743,000, partially offset by a decrease in accounts payable of $2,419,000 and a decrease in accounts receivable of $1,861,000.

     The Company used cash of $3,463,000 for investing activities during the nine months ended March 31, 2002 consisting of purchases of property and equipment of $2,810,000 and additions to intangible assets of $669,000. During the nine months ended March 31, 2001, the Company used cash of $3,746,000 for investing activities for the purchase of property and equipment of $2,153,000 and additions to intangible assets of $1,593,000.

     The Company generated cash from financing activities of $52,755,000 from the sales of common stock, net of issuance costs and from the exercise of stock options during the nine months ended March 31, 2002 as compared to cash generated from financing activities of $7,528,000 for the same period in the prior fiscal year. Financing activities for the nine months ended March 31, 2001, consisted of proceeds from the sale of the Company’s Series A Convertible Preferred Stock of $3,702,000, net of issuance costs and the sale of common stock of $4,256,000, partially offset by net repayments of $430,000 against the IPS line of credit.

     While the Company believes that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company’s current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

     The Company did not have any material capital expenditure commitments as of March 31, 2002.

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

     Future minimum lease payments for operating leases are as follows:

Fiscal 2002 fourth quarter ending June 30	$1,173,000
Fiscal year ending June 30:
2003	4,957,000
2004	5,294,000
2005	5,666,000
2006	5,451,000
Thereafter	18,718,000

Total	$41,259,000

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 144 or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144, but does not expect that its adoption on July 1, 2002 will have a material effect on its financial statements.

Item 3.

RISK FACTORS

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth in the annual report on Form 10-K.

OUR BUSINESS WILL NOT GROW UNLESS THE MARKET FOR BIOMETRIC SOLUTIONS EXPANDS BOTH DOMESTICALLY AND INTERNATIONALLY.

     Our product revenues and a portion of our service revenues are derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and services and the products and services of competitors;

•	customers’ perception of the perceived benefit of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the fingerprint information collected;

•	public perceptions regarding the confidentiality of private information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

     Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the market requirements and may not gain wide market acceptance.

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

     The products designed, developed and sold under our Imaging line of products also face intense competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Heinemann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak, a wholly-owned subsidiary of Motorola, Inc., and CrossMatch Technologies, Inc.

     We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, that have increased performance or functionality or that incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

     In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

INTEGRATION OF OUR BUSINESS AND VISIONICS CORPORATION’S BUSINESS FOLLOWING THE PROPOSED MERGER MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS.

     Our proposed merger with Visionics Corporation (“Visionics”) involves risks related to the integration and management of technology, operations and personnel of two companies. The integration of the businesses of the two companies will be a complex, time-consuming and expensive process and may disrupt their business if not completed in a timely and efficient manner. Following the merger, we must operate with Visionics as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

     We may encounter substantial difficulties, costs and delays involved in integrating the companies’ operations, including:

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	inability to implement uniform standards, controls, procedures and policies;

•	integration of the research and development and product development efforts; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

     In addition, Visionics is co-headquartered in New Jersey and Minnesota, with offices in five locations, and we are headquartered in Northern California, with offices in nine locations. The geographic distances between the companies and their respective offices and operations and the consolidation of operations increase the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies.

THE COSTS TO COMPLETE THE PROPOSED MERGER ARE SUBSTANTIAL. THESE COSTS AND THE MANNER OF ACCOUNTING FOR THE MERGER MAY AFFECT IDENTIX’ REPORTED RESULTS OF OPERATIONS.

     It is anticipated that approximately $16 to $20 million of costs will be incurred by Visionics and us in connection with the proposed merger. Such amount includes costs associated with combining the businesses of the two companies, including integration and restructuring costs, costs associated with the consolidation of operations and the fees of financial advisors, attorneys and accountants. A significant portion of these costs will be charged to expense in the period incurred, reducing our earnings or increasing our loss for such period. The remaining costs, consisting primarily of fees and expenses paid to financial advisors, attorneys and accountants, will be a component of the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and we will be required to record a charge to earnings in the period any impairment of goodwill is determined. There is a risk that the management of the combined company will not be able to effectively control the costs associated with the integration of the two companies or that such costs may be higher than anticipated. The failure to manage such integration costs effectively could have a material adverse effect on the business operations, financial results and stock price of the combined company.

THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE.

     The market price of our common stock could decline if:

•	our integration with Visionics is unsuccessful;

•	the combined company is unable to successfully market our products and services to Visionics’ customers or Visionics’ products and services to our customers;

•	the combined company does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as do we and Visionics; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 HAVE INCREASED FINANCIAL EXPECTATIONS THAT MAY NOT MATERIALIZE.

     The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will result from such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Should our products be considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

WE MAY NEED TO RAISE ADDITIONAL EQUITY OR DEBT FINANCING IN THE FUTURE.

     While we believe that cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund our current cash requirements, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

FUTURE GROWTH DEPENDS IN PART ON THE SUCCESS OF ITRUST, A RELATIVELY NEW BUSINESS ACTIVITY WITH LITTLE OPERATING HISTORY.

     Our future growth may depend on the success of itrust, which was formed in July 2000 and has a limited operating history. itrust’s success will depend on many factors, including, but not limited to:

•	our ability to form additional collaborative partnerships that will contribute technical and commercial value to itrust;

•	the demand for our Security products and itrust products and services;

•	our ability to successfully and rapidly manufacture, disseminate and deploy biometric enabled products and services;

•	the ability and willingness of our collaborative partners to successfully and rapidly promote, manufacture, disseminate and deploy biometric enabled products services;

•	the levels of competition in the space for Internet and wireless web security services;

•	the perceived need for secure communications and commerce in such markets;

•	our ability to successfully introduce new products and services; and

•	our ability to expand its operations and attract, integrate, retain and motivate qualified sales, marketing, and research and development personnel.

     A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with itrust’s solutions. Some of these companies have significantly more cash and resources than we do, and may currently offer a broader or more robust range of solutions than those currently available through the itrust offering. The wired and wireless security and authentication marketplace is a rapidly evolving and intensely competitive market and we believe that additional competitors may yet enter the market and become significant long-term competitors.

     We have experienced net losses in the last two fiscal years and expect additional losses in the future. itrust is not expected to contribute significant revenues or positive cash flows in the foreseeable future. At the same time, however, we will incur significant costs in the design, development, manufacture, sale and deployment of itrust products and services and in the execution of itrust’s business plan. In part because of the significant investment we will make in itrust, we expect to incur substantial additional losses and negative cash flows from it in the foreseeable future.

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

THE BIOMETRICS INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND EVOLVING INDUSTRY STANDARDS, WHICH COULD RENDER EXISTING PRODUCTS OBSOLETE.

     Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

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

OUR FINANCIAL AND OPERATING RESULTS OFTEN VARY SIGNIFICANTLY FROM QUARTER TO QUARTER AND MAY BE NEGATIVELY AFFECTED BY A NUMBER OF FACTORS.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	reduced demand for products and services caused by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	the lack of availability of government funds;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume certain of our products that may contain complex designs and components.

     Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

OUR LENGTHY AND VARIABLE SALES CYCLE WILL MAKE IT DIFFICULT TO PREDICT OPERATING RESULTS.

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

THE SUBSTANTIAL LEAD-TIME REQUIRED FOR ORDERING PARTS AND MATERIALS MAY LEAD TO EXCESS OR INSUFFICIENT INVENTORY.

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

WE DERIVE A MAJORITY OF OUR SERVICES REVENUE FROM GOVERNMENT CONTRACTS, WHICH ARE OFTEN NON-STANDARD, INVOLVE COMPETITIVE BIDDING, MAY BE SUBJECT TO CANCELLATION WITHOUT PENALTY AND MAY PRODUCE VOLATILITY IN EARNINGS AND REVENUE.

     Our performance in any one reporting period is not necessarily indicative of sale trends or future operating or earnings performance because of our reliance on a small number of large customers, the majority of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. Furthermore, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contact awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, in the event we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

     For the three and nine months ended March 31, 2002, we derived approximately 86% and 84%, respectively, of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

     For the year ended June 30, 2001, and the three months ended March 31, 2002 we derived approximately 94% of our services revenue from time-and-materials contracts and firm-fixed-price contracts. For the nine months ended March 31, 2002 we derived approximately 90% of our services revenue from time-and-materials contracts and firm-fixed-price contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY BE HARMED BY GOVERNMENTAL CREDIT, FUNDING AND OTHER POLICIES.

     We extend substantial credit to federal, state and local governments in connection with sales of our products and services. Sales to sizeable customers requiring large and sophisticated networks of fingerprint recognition and live scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood at the time of acceptance of the order, and may involve investment of additional resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively affect profit margins and our liquidity.

     Furthermore, in many instances, customer procurements are dependent on the availability or continued availability of state or federal government grants and general tax funding. Such funding may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

     Additionally, without regard to termination of funding, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with us at their sole discretion without adequate or any compensation or recourse for us.

WE RELY IN PART UPON ORIGINAL EQUIPMENT MANUFACTURES (“OEMS”) AND DISTRIBUTION PARTNERS TO DISTRIBUTE OUR PRODUCTS, AND WE MAY BE ADVERSELY AFFECTED IF THOSE PARTIES DO NOT ACTIVELY PROMOTE OUR PRODUCTS OR PURSUE INSTALLATIONS THAT USE OUR EQUIPMENT.

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

WE RELY HEAVILY ON PRODUCTS AND SERVICES PROVIDED BY INTERNATIONAL TECHNOLOGY CONCEPTS, INC. (“IT CONCEPTS”).

     Both our Imaging and Security divisions purchase certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. IT Concepts is also contributing to the development of certain of itrust’s solutions. In turn, IT Concepts subcontracts portions of its development work to an affiliate in Russia and brings in a portion of its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources.

     If we were to lose IT Concepts as a supplier of products and engineering services, or if IT Concepts were prohibited or restricted from bringing in a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require us to incur significant additional research and development costs and delay shipment of products to customers and the development of new technology and products. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price. Identix is a party to a series of agreements with IT Concepts governing IT Concepts’ supply of research, development and engineering services to Identix. Identix relies in part on these agreements to protect its ownership, and the confidentiality of Identix’ proprietary technology, trade secrets and other intellectual property rights developed under the agreements. There is a risk that these agreements may be inadequate to protect Identix, or that such agreements may be breached, and that the remedies available to Identix may not be adequate.

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

THE SUCCESS OF OUR STRATEGIC PLAN TO PURSUE SALES IN INTERNATIONAL MARKETS MAY BE LIMITED BY RISKS RELATED TO CONDITIONS IN SUCH MARKETS.

     For the year ended June 30, 2001, and the three and nine months ended March 31, 2002, we derived approximately 11%, 18% and 14%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom.

     There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

     Risks inherent in marketing, selling and delivering products in foreign and international markets, include those associated with:

•	regional economic conditions;

•	delays in or prohibitions on exporting products resulting from export restrictions for certain products and technologies, including “crime control” products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

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

     As of March 31, 2002, State of Wisconsin Investment Board owned approximately 16% of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

WE MAY BE SUBJECT TO LOSS IN MARKET SHARE AND MARKET ACCEPTANCE AS A RESULT OF MANUFACTURING ERRORS, DELAYS OR SHORTAGES.

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

WE MAY BE SUBJECT TO REPAIR, REPLACEMENT, REIMBURSEMENT AND LIABILITY CLAIMS AS A RESULT OF PRODUCTS THAT FAIL TO WORK OR TO MEET APPLICABLE PERFORMANCE CRITERIA.

     There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

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

     We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and limitations on the scope or validity of our patents or trademarks.

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

IF WE FAIL TO ADEQUATELY MANAGE THE SIZE OF OUR BUSINESS, IT COULD HAVE A SEVERE NEGATIVE IMPACT ON OUR FINANCIAL RESULTS OR STOCK PRICE.

     Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTIONS TO OUR BUSINESS.

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We acquired Identicator Technology, Inc. (“Identicator Technology”) in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions and/or mergers by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

•	exposure to unknown liabilities of acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	the incurrence of amortization expenses; and

•	possible dilution to our stockholders.

     In addition, geographic distances may make integration of businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.

IF WE FAIL TO ATTRACT AND RETAIN QUALIFIED SENIOR EXECUTIVE AND KEY TECHNICAL PERSONNEL, OUR BUSINESS WILL NOT BE ABLE TO EXPAND.

     We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of the key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents and lines of credit. The Company does not use derivative financial instruments. The Company’s cash equivalents are invested in money market accounts with major financial institutions. Due to the short duration and conservative nature of the Company’s cash equivalents, their carrying value approximates fair market value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to the Company’s results of operations, cash flows or financial condition.

     The Company primarily enters into debt obligations to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents.

     Foreign Currency Exchange Rate Risk. Certain of the Company’s foreign revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, the Company’s results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to the Company’s consolidated results of operations or balance sheet.

PART II               OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not party to any material legal proceedings.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of February 22, 2002, by and among the Company, Viper Acquisition Corp. and Visionics Corporation

3.1	Amended and Restated Bylaws of the Company

10.4	Second Amendment to 1992 Employee Stock Option Plan

10.6	Equity Incentive Plan, as amended on January 29, 2002

10.7	Nonemployee Directors Stock Option Plan, as amended on January 29, 2002

10.9	New Employee Stock Incentive Plan, as amended on January 29, 2002

10.38	Amendment No. 2 to Compensation Continuation Agreement dated as of January 29, 2002 by and between the Company and James P. Scullion

10.45	Amendment to Loan Documents dated March 28, 2002 between Silicon Valley Bank and the Company, Identix Public Sector, Inc. and Legislative Demographic Services, Inc.

10.50	Deed of Lease between BRIT LIMITED PARTNERSHIP AND ANADAC, INC. dated September 28, 2000.

10.51	2002 Equity Incentive Plan

(1)	Incorporated by reference to the February 22, 2002 Form 8-K.

(b)	The Company filed a report on Form 8-K on February 22, 2002 regarding the Company’s entry into the Agreement and Plan of Merger dated as of February 22, 2002 by and among the Company, Viper Acquisition Corp. and Visionics Corporation, and the entry by certain affiliates of Identix Incorporated and Visionics Corporation into certain voting agreements in connection therewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Los Gatos, State of California, on May 15, 2002.

IDENTIX INCORPORATED

BY:	/s/ Erik E. Prusch

Erik E. Prusch Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1(1)	Agreement and Plan of Merger dated as of February 22, 2002, by and among the Company, Viper Acquisition Corp. and Visionics Corporation

3.1	Amended and Restated Bylaws of the Company

10.4	Second Amendment to 1992 Employee Stock Option Plan
10.6	Equity Incentive Plan, as amended on January 29, 2002

10.7	Nonemployee Directors Stock Option Plan, as amended on January 29, 2002

10.9	New Employee Stock Incentive Plan, as amended on January 29, 2002

10.38	Amendment No. 2 to Compensation Continuation Agreement dated as of January 29, 2002 by and between the Company and James P. Scullion

10.45	Amendment to Loan Documents dated March 28, 2002 between Silicon Valley Bank and the Company, Identix Public Sector, Inc. and Legislative Demographic Services, Inc.

10.50	Deed of Lease between BRIT LIMITED PARTNERSHIP AND ANADAC, INC. dated September 28, 2000.

10.51	2002 Equity Incentive Plan

(1)	Incorporated by reference to the February 22, 2002 Form 8-K.