Form 10-K
period 2002-06-30
IDENTIX INC
filed 2002-09-27
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-9641

Identix Incorporated

(Exact name of registrant as specified in its charter)

Delaware	94-2842496
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5600 Rowland Road, Minnetonka, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(952) 932-0888

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

None

Name of each exchange on which registered:

Nasdaq National Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant on September 4, 2002, based upon the closing price of the common stock on the Nasdaq National Market for such date, was approximately $496,094,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of outstanding shares of the registrant’s common stock on September 4, 2002 was 84,882,633.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held October 24, 2002 are incorporated by reference in Part III of this Form 10-K.

IDENTIX INCORPORATED

Year Ended June 30, 2002

PART I

Item 1.     Business

      The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under “Risk Factors” and the other risks described in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the company’s product and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments — most notably, government and law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company.

     Business Case — Why Biometrics

      Security is built around trust and around providing authorized individuals with the appropriate access rights based on those individuals authenticating or verifying their trusted identity. Biometrics are a way to establish a unique and trusted identity for each individual that cannot be lost, stolen or misused like traditional methods of authentication such as passwords, tokens, keys and proximity cards. Biometrics is the measurement of an individual’s unique physical or behavioral characteristic(s) to recognize his identity and/or verify his claimed identity. A number of traits and behaviors can underlie biometrics including fingerprints, face, iris, retina, and voice.

      The tragic events of September 11, 2001 created a heightened awareness around security and around the need to incorporate accurate and unique identity into security via biometric applications. This heightened awareness has manifested itself in numerous areas including federal, state and local government, all aspects of the transportation industry, including airlines and airports, trains and seaports, as well as in major industries in corporate America including banking, healthcare, and educational enterprises.

      Legislation is being promulgated requiring heightened security in numerous areas including general homeland security. Much of this legislation is recommending the use of biometrics as a method to help ensure that only authorized and verified individuals are gaining access to protected information, facilities, and international borders.

      As one of the only biometric companies that provides proprietary technology for both fingerprint and facial recognition, Identix’ mission has long been to empower identification by clearly and unequivocally linking action with identity. By offering solutions that enhance privacy, provide credentialed authorization, increase security and convenience, and reduce the likelihood of a possible breach or fraud, Identix is employing its biometric technology to address the new identity requirements of security.

     Current Market Outlook — Target Industries/ Applications

      Identix delivers solutions in at least three key areas related to Identification. (1) Authentication applications, such as those encountered in physical and logical access where a biometric is used to confirm that an individual is who he or she claims to be before granting access; (2) Uniqueness of identity applications, where a biometric is used to establish that an individual has not enrolled multiple times under false identities or aliases; and (3) Detection or surveillance applications, where a biometric is used to be on the look-out for individuals on a watch-list who may pose a threat to public safety or national security.

      Within these three key areas there are many applications. For example, the Company’s biometric identification technology, systems and information technology services enable customers to identify and authenticate individuals for physical access at doors and facilities or logical access for computers and networks; help commercial employers and government agencies to conduct background checks on applicants for employment or permits; and help verify or establish identity for the purposes of issuing identification documents, conducting transactions, or conducting criminal investigations. Our product and service offerings include computer-based optical fingerprint capture, face and fingerprint recognition technology, software and hardware platforms for deploying these technologies, and photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

      Government: Government agencies — federal, state, and local — have long been adopting biometric technologies, and Identix has frequently been the biometric company of choice. In some instances, governments’ call for the use of biometrics has been driven by legislation. Currently, there are several legislative Acts and Bills pending or passed that call for the use of technology, including biometrics, to provide enhanced security. Much of this legislation falls under the broad category of Homeland Security and includes, but is not limited to, the Aviation and Transportation Security Act of 2001, the Enhanced Border Security and Visa Entry Reform Act of 2001, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the USA PATRIOT Act of 2001 and the Airport and Seaport Terrorism Prevention Act.

      Law Enforcement: For over 100 years, fingerprints have been the standard by which law enforcement agencies identify criminals and suspects. Fingerprint live scan is the computerized version of that standard and frequently, Identix systems are the choice of law enforcement and corrections agencies. Requirements for new technologies and applications emerge daily: facial recognition for mug shot systems and real time criminal identification, facial surveillance for criminal detection, wireless systems that allow fingerprints and photographs to be captured remotely. Identix is one of the few companies that can provide this comprehensive offering.

      Healthcare: Health Insurance Portability & Accountability Act (“HIPAA”), recent government legislation surrounding the integrity, confidentiality, and privacy of patient data is requiring the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. Identix offers products and solutions to assist healthcare organizations’ work towards reducing errors, increasing efficiencies, lowering costs and meeting legislative demands, while enhancing the security and reducing the inconvenience and risks associated with passwords, Personal Identification Numbers (“PIN”) and keys.

      Financial: Today, banks and brokerage houses find themselves vulnerable to theft, from both internal and external sources, an alarmingly fast-growing, number of identity fraud cases and a whole host of other security risks, as well as privacy issues posed by providing services over the internet. Identix offers products and solutions to address these concerns, from assisting in employee background checks to helping to secure physical and logical access through biometrics.

      Consumer: Today, the indirect costs to the consumer of general fraud and impersonation are estimated to be in the billions of dollars each year in the United States. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally as problematic. According to Stamford, CT-based Gartner, Inc., the market for business-to-business Internet commerce sales transactions is expected to increase from $433 billion in 2000 to $6 trillion by 2004; but this growth assumes that companies can reliably and securely conduct business electronically. Accordingly, the ability to verify the identity of a specific individual is of critical importance in reducing acts of fraud and increasing security. Each day individuals are required to identify themselves numerous times with something they have in their possession or with the knowledge of certain information, such as; magnetic strip cards and PINs to transact business at Automatic Teller Machines (“ATM”) or point-of-sale (“POS”) terminals; passwords to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver’s license to write a check or transact business at a bank.

      Identix offers biometric products and solutions that can help prevent fraud and identity theft and help protect proprietary information in consumer-related areas including computer databases and network access and security, computer software, intranet and Internet security, data sharing and management, electronic commerce, communications devices, POS terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, and residential security.

Product Offerings

     Overview

      Through the Company’s merger with Visionics, the combined product portfolio has expanded significantly. The Company has developed leading-edge security and live scan solutions that can help to: protect proprietary information, prevent fraud and identity theft, identify criminals, control physical access, protect confidential records, protect information contained on corporate networks, as well as assist in job applicant screening. Many of the Company’s solutions employ leading optical fingerprint capture technologies and facial recognition technologies, proprietary algorithms and customizable application software suites.

      Identix’ offerings can be classified into five categories: (i) technology; (ii) products; (iii) platforms; (iv) project management services; and (v) fingerprinting services.

     1.     Technology:

     Fingerprint Technology

      Identix is the recognized leader in the development of commercial grade fingerprint identification technology. The Company’s proprietary software engine, BioEngine®, enables a broad range of products and applications to be built by partners, original equipment manufacturers (“OEM”), value added resellers (“VAR”) and system integrators. These include authentication systems for information security, access control, e-commerce and time and attendance.

      In addition to BioEngine, Identix has packaged its fingerprint technology offerings into application-specific Software Development Kits (“SDK”).

      BioEngine SDK. The BioEngine SDK allows system engineers to rapidly develop biometrically-secure applications for fingerprint verification and/or identification. Implementation options include verification (one-to-one) and identification (one-to-many or search) matching capabilities and support.

      BioLogon® SDK. The BioLogon SDK allows system engineers to rapidly integrate biometrically-secure applications by interfacing with Identix award-winning BioLogon software. The BioLogon SDK leverages Identix’ existing BioLogon software technology for rapid application deployment.

      FingerLanTM IV SDK. The Identix FingerLan IV SDK contains all the tools needed to create a custom physical access control application, or integrate fingerprint biometrics into virtually any access control system using Microsoft Visual C++ to control Identix Fingerscan V20 fingerprint access control units. The SDK also provides sample and source code to write an application that exercises many of the FingerLan IV Access Control Application functions, which can greatly assist developers in rapidly integrating the Fingerscan V20 physical access device into any application.

      BioCard® SDK. Identix’ BioCard SDK enables smart card manufacturers, integrators, and end users to easily implement smart card-based biometric authentication. The framework of the BioCard SDK enables Windows-based applications and JavaTM Card applets to leverage Identix’ biometric authentication capabilities. The BioCard SDK extends the current security of any applet/ application to support multiple factors of authentication. Using minimal function calls at the UserLogon and UserEnroll level, engineering organizations can integrate most applications and java applets in a matter of hours.

      A significant number of companies have purchased Identix Fingerprint SDKs and a growing number are deploying finished products and solutions. Through Identix’ partner network, Identix BioEngine technology is deployed throughout government agencies, hospitals, banks and corporate facilities worldwide.

     Facial Recognition.

      Identix is a recognized leader in the development of facial recognition technology. Its proprietary software engine, FaceIt®, enables a broad range of products and applications built by partners (OEMs, VARs and system integrators). These include enhanced Closed Circuit Television systems (“CCTV”), identity fraud applications and authentication systems for information security, access control, travel, banking and e-commerce. FaceIt technology is also the underlying biometric technology for Identix’ Biometric Network Platform.

      In addition, FaceIt technology is provided through software development toolkits, run-time licenses and application software. The primary SDKs and toolkits are:

      FaceIt Verification SDK. The FaceIt Verification SDK contains face finding and face recognition technologies designed for use in one-to-one verification scenarios, such as access control or time and attendance.

      FaceIt Identification SDK. The FaceIt Identification SDK contains face finding and face recognition technology designed for use in searching large photo databases and other data mining applications.

      FaceIt MultiFace SDK. The FaceIt MultiFace SDK is an add-on for the FaceIt Identification SDK that allows fast face segmentation (and multiple face finding) for near real-time performance. In order to perform face recognition after finding faces using this SDK, the Identification SDK is required. The face finding functionality is similar to that found in the Identification SDK, but the algorithms used in this SDK have been optimized for speed and are designed for use with images captured from live video or video playback.

      Over 500 companies have purchased FaceIt SDKs and a growing number are deploying finished products and solutions. Among these are Electronic Data Systems Corporation (“EDS”), Honeywell, Raytheon, ARINC, IBM, ImageWare, Printpak International, Inc., a company owned by Motorola and Digimarc (formerly Polaroid). Through Identix’ partner network, FaceIt technology is deployed in casinos, law enforcement mug shot booking systems, town center surveillance systems, voter registration and civil ID programs, laptop screensaver applications, and video data mining products.

     2.     Products:

     Live Scan

      In the live scan market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint images and demographic data for various applications including law enforcement, immigration and civilian employment, screening and background checks. The Company’s live scan offerings range from stand-alone units to small, portable and wireless devices, allowing Identix to serve the broad needs of the law enforcement and civilian live scan market.

      TouchPrintTM, TENPRINTER® and FingerPrinterTM CMS systems were designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and demographic information than the conventional “ink-and-roll” method. Instead, these live scan products are computer-based, inkless live scan systems that electronically scan and capture forensic quality fingerprint images directly from an individual’s finger. The fingerprint images can then be printed using a laser printer or transmitted over telephone lines or a wide area network to Automatic Fingerprint Identification Systems (“AFIS”) for identification matching at local, state or federal agencies, or other established databases. In addition to law enforcement applications, other applications for live scan include background checks of prospective employees by public and private sector employers.

      In order to meet the forensic quality standards required for identifying individuals from within large AFIS systems, the Company has applied its optics and image processing expertise to develop systems that it believes capture higher resolution and more accurate images than other available products. Identix’ live scan systems produce rolled finger and “slap” (four fingers at once) images at a minimum of 500 dots per inch.

      TouchPrint 2000; TENPRINTER 1133; FingerPrinter CMS. The TouchPrint 2000 is the latest stand-alone live scan system launched by the Company. The TouchPrint 2000, like all Identix live scan systems have obtained FBI Appendix F Certification, the FBI’s highest level of Image Quality Specification (“IQS”). The TouchPrint 2000 is also the first fingerprint scanner to employ the Company’s Moisture Discriminating OpticsTM technology. The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject’s fingerprints. Conventional live scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent “lifts”. Identix Moisture Discriminating Optics effectively “ignore” residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. All three live scan systems utilize high-resolution scanners with digital signal and video processing boards, multi-processing application software, multi-tasking computers, computer monitors as well as laser printers. The TouchPrint 2000 and TENPRINTER 1133 systems are enclosed in a ruggedized cabinet.

      TouchPrint 2600 Applicant Fingerprint System (“TP-2600 AFS”). The TP-2600 AFS is designed to provide high-quality fingerprint scanning for civil applications. The TP-2600 AFS is based on the Company’s, FBI Appendix F-Certified, TouchPrint 2000 fingerprint scanner technology. The TP-2600 AFS supports direct connections to state and local AFIS systems and to the FBI IAFIS to permit rapid screening of job applicants to help prevent the hiring of personnel with past criminal records for industries such as airports, school systems, banking/financial and securities firms and segments of the healthcare field.

      TENPRINTER FC-Desktop Modular and TENPRINTER FC-Transportable. The TENPRINTER FC-Desktop Modular and TENPRINTER FC-Transportable are FBI Appendix F certified, low cost, modular fingerprint live scan systems. The Transportable is designed to fit in a hard-sided carrying case, and allows forensic quality live scan fingerprint capture at remote locations. Fingerprint images can be transmitted to AFIS systems from the remote location or stored for processing at a central location.

      TouchPrint PRO Full Hand Scanner. Identix’ TouchPrint PRO is the first full hand live scan imager to receive Appendix F Certification from the FBI. Employing Identix’ patented Moisture Discriminating Optics, the TouchPrint PRO captures a continuous scan from the carpal crease to the fingertips, in compliance with International Association for Identification (“IAI”) standards. The TouchPrint PRO Scanner eliminates the tedious process of stitching together pieces of prints and provides the ability to absolutely connect palm images to a particular human subject through the simultaneous capture of fingertip and palm ridge information.

      DFR® 90. The DFR 90 is a forensic quality single fingerprint reader specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. This product is designed to be used primarily by system integrators as an optical fingerprint capture device that supplies fingerprint images to a frame grabber that digitizes the image for computerized fingerprint database systems for identification matching. The DFR 90 is incorporated by OEMs into turnkey systems and is used for civilian applications in welfare fraud prevention, immigration and border control, and motor vehicle licensing.

      TouchPrint Card Scan System. Identix’ Card Scan Systems provide digitization of inked fingerprint images that were originally recorded on 10-print card stock. The Card Scan Systems are designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. These systems employ flat-bed scanners on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.

      Store & Forward Systems. Identix’ Store & Forward Systems are used at central processing sites to manage the flow of electronic fingerprint records from a network of TouchPrint, TENPRINTER or FingerPrinter CMS Live Scan systems. The high-performance, multi-function Store & Forward platform simultaneously supports record receiving, interactive record editing, selective record transmitting and record printing on locally attached printers.

      Image Printers. Identix printers provide automated receipt and printing of Live Scan fingerprint records at remote or central facilities. High-capacity record storage options ensure uninterrupted record flow during peak load periods.

     Live Scan Installed Base

      Law enforcement: Law enforcement agencies in all 50 States, including police and sheriff’s departments, courts, prisons, jails, customs and the Immigration and Naturalization Service (“INS”), the District of Columbia and more than four foreign countries have installed in excess of 5,000 of the Company’s live scan products. State-wide law enforcement network installations include California, Illinois, Texas, Arizona, New Jersey, Ohio, Wisconsin, Georgia, Virginia, Maryland, Minnesota, Pennsylvania, Alabama, Oregon, Nevada and Wyoming. Many large cities and counties have also installed networks of Identix TouchPrint and TENPRINTER Live Scan systems for law enforcement agencies, including Los Angeles County Sheriff, Cook County (Chicago) Sheriff’s Department, New York City Police Department, Texas Department of Public Safety, Detroit Police Department, Wayne and Oakland Counties, Michigan, King County, Washington, Boston Police Department, San Francisco Police Department and Police Constabularies in England and Wales.

      Immigration: The INS uses Identix’ live scan products to perform background checks on persons who enter the United States and persons seeking naturalization. Over 600 systems have been delivered to INS installations at airports and other ports of entry, as well as immigrant processing centers across the country.

      Social services: Social service agencies in five states to date use Identix’ live scan products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

      Motor vehicle licensing: Five states to date use the Company’s live scan products to check whether driver’s license applicants have received and/or had revoked a license under different names in that state.

      Airports: In an effort to increase aviation security, the U.S. Congress passed legislation in October 2001 that would require criminal background checks for all people who apply for a job as a baggage and checkpoint security screener, or any job that will give them access to the airfield. To date, over 100 U.S. airports have installed Identix’ TouchPrint, TENPRINTER and FingerPrinter CMS Live Scan systems for applicant fingerprinting to assist the airports in meeting the compliance terms of this mandate. The airports include Los Angeles International, Seattle Tacoma International, Tampa International, Dane County Regional Airport in Madison, Wisconsin, San Antonio International in Texas, Charlotte-Douglas International in North Carolina, Manchester Airport in New Hampshire, Baltimore/ Washington International, Washington Dulles International, Ronald Reagan National, JFK International, Boston Logan International, Chicago O’Hare and Orlando International Airport.

     Network Security

      Many government and commercial organizations’ most valuable resources reside on computer systems: business plans, customer lists, account records, product information, medical records, personal data, financial records for example. To protect information, it is critical to control access whether accessed from a local area network or through wireless communication devices. This is especially critical in those areas such as healthcare and finance, where legislation is mandating confidentiality of patient records and financial transactions and information. Frequently, convenience dictates that the keys to those systems are often found on scraps of paper floating around the office or taped under keyboards. Identix’ information security products and solutions are designed to protect computers, networks and portable devices from unauthorized users, both external and internal.

      The Company’s product offerings are convenient and suitable for the majority of information security applications. Identix offers a variety of products, all with the ability for customization to fit the various needs and environments of governmental and commercial entities. For example, fingerprint identification at log on can be layered with facial recognition’s continuous monitoring capabilities to secure the most sensitive applications. In addition, our information security solutions can be combined with smart cards, PINs and etc. for added security.

      BioTouch® USB 200. The BioTouch USB 200 fingerprint reader utilizes the Company’s DFR 200 scanner, a small optical fingerprint reader about the size of two matchbooks. The DFR 200 fingerprint reader is for desktop peripheral devices primarily used for password replacement in PC products shipped by partners including Compaq, Dell, Toshiba, Key Tronic, and SCM Microsystems and works with Identix’ BioLogon software to scan a person’s finger image and match it against a previously enrolled image for positive user authentication.

      BioTouch PC Card. The BioTouch PC Card provides a fully functional optical fingerprint reader inside a single type II PC card and is specially designed to enable biometric security in laptop and pocket PCs. The BioTouch PC Card works with BioLogon software to scan a person’s finger image and match it against a previously enrolled image for positive user authentication. It utilizes Identix’ DFR 300 scanner, a small optical fingerprint reader about the size of a standard U.S. postage stamp and is 4.5 mm thick.

      BioLogon. BioLogon is a family of software products designed for stand-alone and networked PC security. BioLogon replaces hard-to-remember passwords with a touch of a finger to gain access to PCs and networks. BioLogon has been developed to work with Microsoft’s Network Security Architecture, Novell’s NMAS network products and the Wyse Thin Client Architecture. Other products in the family include BioCard, which integrates smart cards for network access, BioShield®, which prevents access to applications and holds passwords in a password-bank, and BioSafe®, which allows users to create “safes” or groups of encrypted files and folders. Identix believes it is the only biometric security network solution operating with Windows 2000, which has received Microsoft certification, for both biometric hardware and software solutions.

     Network Security Installed Base

      Healthcare: Identix’ network security solutions are being employed to secure access to confidential patient records by companies in the healthcare industry. Family Health Centers of San Diego (“FHCSD”) has integrated Identix’ BioLogon into the FHCSD network applications for authentication of individual patient data transactions. Identix’ biometric security solutions will help ensure the Center complies with the rigorous confidentiality requirements of HIPAA. FHCSD is replacing password authentication across its Wide Area Network (“WAN”) with Identix’ BioTouch USB biometric fingerprint readers and Identix’ BioLogon software for Windows 2000.

      Scott & White Memorial Hospital has deployed Identix fingerprint technology to its workforce as a customized biometrically authenticated healthcare application. Scott & White employees can biometrically access more than 70 network applications with the simple touch of a finger via Identix technology to assist the Hospital in complying with the impending HIPAA regulations. Identix technology provides not only a more secure system than when the Hospital used passwords, it also assists Scott & White in complying with the strict confidentiality requirements for accessing patient records because biometric authentication provides irrefutable information on which individual is accessing what patient record.

      Financial Services: Major banking institutions are employing Identix’ fingerprint biometric security and authentication solutions to secure access by employees to bank IT networks. One of the largest installations by a major Bank, consists of 5,000 Identix fingerprint readers — a combination of BioTouch PC Cards for mobile computers and parallel port devices — and a 5,000-seat license for Identix’ BioLogon software. The Bank is a leading financial services, investment banking and investment management firm with more than 60,000 employees throughout the world.

      Additionally, three other large international banks use the Company’s network security solutions for transaction authorization. Chile-based Banco Falabella has adopted Identix’ security solutions to positively authenticate its customers prior to conducting transactions at its branch offices throughout the country. These solutions provide heightened security for its customers, while eliminating the need to remember cumbersome passwords. Banco Falabella has installed BioLogon software and fingerprint readers at teller windows in many of its banks. Customers are required to verify their identity via the fingerprint readers prior to performing a transaction. Additionally, the bank has integrated Identix’ fingerprint technology into five Diebold ATM machines at select locations throughout Chile to replace PINs for ATM transactions.

      Identix fingerprint technology is also being deployed by the Bank of Central Asia (“BCA”) to provide heightened security for electronic fund transfers. BCA believes it is the largest retail bank in Indonesia with assets in excess of IDR 96.45 trillion, more than 790 branches and approximately 8 million customers throughout the Country. Identix Fingerscan V20 units have been deployed in select branches throughout Indonesia to assist the Bank in secure processing of high-value electronic fund transactions. Identix’ fingerprint biometric technology has been directly integrated into the BCA electronic fund transfer delivery system. This means that no electronic transfer in excess of a certain value may be processed without proper biometric verification. Bank tellers and managers are enrolled in the system and assigned specific levels of security for approval for electronic fund transfers. Teller stations throughout BCA’s banking network are equipped with Identix systems and tellers must authenticate themselves via fingerprint prior to processing an electronic fund transfer. At very high values, a supervisor is also required to approve the transfer and verify his identity prior to processing of the electronic transfer.

      The Brazilian Mercantile & Futures Exchange (“BM&F”) has implemented Identix’ fingerprint biometric security for authentication and access to its electronic Global Trading System. BM&F moves US$17.5 billion daily and believes that it is the eighth largest futures and options exchange in the world. Following a six-month evaluation program, BM&F has begun to deploy Identix industry-leading fingerprint biometric hardware and software to its traders. The solution deployed for BM&F by Identix Brazilian distributor Global e-Secure requires traders to access the electronic Global Trading System via fingerprint biometric authentication. Each authorized trader has enrolled with four fingers and may use any of the four to log-on to the electronic trading system. Traders are required to verify their identity via the fingerprint readers periodically at defined time intervals throughout the period of time they are logged-on to the system.

      Local Government: The City of Oceanside, California has incorporated Identix’ network security solutions in 1,500 seats across its desktop Information Technology (“IT”) network that accommodates a complexity of city bureaus and offices. Identix’ security solutions provide the City the ability to access multiple applications with a single function — a fingerprint — instead of several passwords. Using Identix’ BioLogon software, the City can also share workstations and permit logons from anywhere on the network. Since the City of Oceanside implemented Identix’ network security solution, it has eliminated 85 percent of its help-desk calls. Estimated savings produced from the reduction in help desk calls has more than offset the investment.

      Court Systems: The Florida State Supreme Court has incorporated Identix’ fingerprint security solutions to secure its 650 seat WAN enterprise-wide, which encompasses five District Courts of Appeal and the State Supreme Court. The State Supreme Court has deployed 650 Compaq Fingerprint Information Technology (“FIT”) readers, which incorporate the Identix DFR 200 optical fingerprint reader, along with BioLogon, to secure the State Court’s IT applications with fingerprint authentication data. The solution also integrates Novell Modular Authentication Services (“NMAS”), Network services software from Novell Inc., (“Novell”), to deliver a single point of administration for managing, accessing and grading password and fingerprint biometric authentication methods.

      Education: The San Diego Jewish Academy has selected Identix’ fingerprint security solutions as a convenient, cost-saving alternative to passwords to secure its 430 seat network. The security solution chosen by the school to protect its network includes Identix’ BioLogon software for Windows 2000 and the Compaq FIT reader, which incorporates the Identix DFR 200 optical fingerprint reader.

      Internet access: Identix’ network solutions are being employed to secure Internet access and usage. For example, CyberHouse Internet Café in Bergen, Norway, installed the Company’s security solutions throughout its network to enroll cafe visitors with their credit information for easy, secure Internet access without passwords. CyberHouse anticipates that Identix’ solutions will manage thousands of transactions monthly for authentication and secure credit transactions for customers.

     Physical Security

      Identix’ Physical Access solutions provide a secure means for any organization looking to control and audit an individual’s physical access privileges. Government and commercial entities are increasingly in need of better solutions to secure their facilities and frequently, securing physical access to their buildings is not enough. Today there is a demand to control, audit, and positively identify employees, residents and even visitors as they enter facilities. Currently, entities may be losing time and money to fraud as employees trade smart/swipe cards and/or PINs to bypass current security and time and attendance terminals. Identix’ physical access solutions help control and monitor user entry.

      Identix’ product offerings are convenient and suitable for the majority of physical security applications. Identix offers a variety of products, with the ability for customization to fit a company’s needs and environment. For example, the Identix Fingerscan V20 fingerprint access control device integrates easily into existing access systems and provides a biometrically secure combination of verifying the user’s identity while maintaining a positive transaction log for automatic reporting. The system can be easily combined with smart cards, PINs, etc. for added security.

      FingerScanTM V20. The FingerScan V20 is the Company’s latest Physical Access Control (“PAC”) product. FingerScan V20 combines Identix’ minutiae-based algorithm with embedded PC technology to create a highly functional access control device. By utilizing the same technology used in BioLogon products, Identix plans to offer universal access solutions for enterprises. Users can access a building, an office door and a PC with the placement of one of their fingers. FingerScan V20 provides additional functionality by incorporating capability for ethernet and proximity cards and allows for expanded capabilities through a software application called Fingerlan IV.

     Physical Security/ Time & Attendance Installed Base

      Building access: Numerous organizations have installed the Company’s biometric PAC solutions to secure building access, including the Pentagon and various other United States government agencies, banks and industrial plants. A major Las Vegas-based Casino has installed Identix’ FingerScan V20 units to secure the entrances to vital areas within its casinos. The casino is securing access to many of its offices with FingerScan V20s, including IT offices, the cold room where computers are located, the PBX room and the cage and security offices. Access to these areas is accomplished via the touch of a finger. In addition to providing access, Identix’ software applications have allowed the Casino to set up timers to let security know if count teams emptying slot machines have not logged back within the scheduled time and detect if a door has been propped open.

      ATM service: Armaguard, an Australian armored car and cash carrying company, uses the Company’s biometric PAC solutions to secure access for service personnel to approximately several hundred ATMs across Australia. Additionally, Banco Falabella has integrated Identix’ fingerprint technology into five Diebold ATMs at select locations throughout Chile to replace PINs for ATM transactions.

      Corrections: The California Department of Corrections and the California Youth Authority (“CYA”) have installed the Company’s fingerprint readers and networking software for physical access control in prisons and CYA facilities statewide. The systems enable authorized staff members to enter and exit secure areas, provide an exact record of each entry and exit and alert security staff if authorized persons do not biometrically check out of the secured areas when expected.

      Time-and-attendance: Woolworth’s Limited, a major Australian supermarket chain, uses the Company’s biometric solutions to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

     Facial Surveillance

      Today, facial recognition technology is the only biometric capable of identifying known people at a distance. As the only commercial entity chosen by Defense Advanced Research Agency (“DARPA”) to participate in the Human ID at a Distance program, Identix is at the cutting edge, making the Company’s FaceIt technology the industry-leading offering.

      Facial surveillance can yield instant results, verifying the identity of a suspect instantly and checking through millions of records for possible matches quickly, automatically and reliably. Identix’ automated systems are used in airports, casinos, public buildings, town centers and shopping malls around the world to enhance the effectiveness of security provided by new and previously installed CCTV systems.

      These investigative tools help to single out known terrorists or criminals, but they can also be applied to quickly identify VIP guests, frequent customers or expected visitors who have opted into a customer service-marketing program.

      FaceIt® ARGUS. FaceIt ARGUS is a state-of-the-art automated full-time facial surveillance and identification engine that allows each camera of a surveillance system, whether new or old, to serve as a diligent observation point, even when the video is not being actively observed. Based on Identix’ Biometric Network Platform and incorporating all the capabilities of the Company’s leading FaceIt facial recognition engine, FaceIt ARGUS makes it possible to turn any passive CCTV system into an active, real-time identification and observation point. The system can handle an unlimited number of camera inputs and through the internet, the system can be linked to databases of any size and/or location.

     Mobile Identification

      Identix believes that security and identity should never be limited to the requirements of a particular established location, situation or environment. Police officers in the field, agents securing borders and ports, and roaming security officers all have a critical need to be able to identify people in real-time at any location. Identix offers a patented mobile identification system, called Identification Based Information System (“IBIS”), that can capture fingerprints and photographs on location and transmit them wirelessly back to a central databank.

      IBIS is a patented wireless, real-time mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing photographs and forensic quality fingerprints for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers. A complete management reporting database and audit trail is included. The Company provides the systems integration and software development services that are required to implement identification management systems.

      IBIS has been undergoing testing in Hennepin County, Minnesota, the West Valley Police Department in Utah, and the California cities of Redlands and Ontario.

     3.     Platforms:

     Biometric Network Platform

      Biometric Network Platform is a technology framework for building scalable biometric solutions. It consists of network ready elements — hardware components, called biometric network appliances (“BNA”), programming logic for connecting the BNAs to each other or to a standard security and information system, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. By combining the different BNAs with application-specific programming logic, a wide range of scalable solutions — such as large database searching, surveillance and enterprise security — can easily be built. The individual BNAs are dedicated to performing one specific task surrounding identification and the programming logic tells what action should be taken based on whether or not a match is made. For example, in some applications, a positive match may allow someone to gain access to an area, while in another application access of the identified person may be restricted.

      The Biometric Network Platform is specifically aimed at data mining, surveillance and enterprise security applications. Currently, the core biometric technology for the Biometric Network Platform is Identix’ proprietary FaceIt engine, however, the platform is designed to support other biometric technologies, including fingerprint.

      Identix provides the Biometric Network Platform components to large systems integrators who in turn create customer-specific offerings. Entities like Honeywell and Raytheon are among the strategic partners the company has aligned itself with to deliver the Biometric Network Platform to the market.

      In addition, in order to meet market demands and promote the Biometric Network Platform overall, the Company provides several off-the-shelf products based on the Biometric Network Platform to end user markets. Among these is FaceIt ARGUS, a real-time facial surveillance product, which has been installed at several airports, town centers and undisclosed border crossings.

     itrustTM

      itrust is a multi-authentication platform launched by Identix in July 2000 that combines access rights and administration functions for secure and trusted data sharing and transaction management services for enterprise security and internet applications. itrust integrates three of the most important aspects of security, authentication access rights and administration as a managed network security service. Identix’ itrust solutions are designed to safeguard the integrity of this data by providing an organization the tools to control and confirm who is on the other end of a transaction, grant that user access rights to particular resources on the network and keep a record of transactions as they occur. The Company believes itrust has applications for financial services companies, to help protect financial and legal transactions; healthcare organizations, to help safeguard medical records and patient confidentiality; government agencies to assist in providing internal network security and to help protect citizen privacy and help ensure the integrity of voting results; enterprises, to help safeguard wired and wireless web transactions. Motorola and VeriSign have invested in Identix specifically to fund the development and marketing of the itrust solution.

     4.     Project Management Services — Identix Public Sector, Inc. (“IPS”):

      Identix Public Sector, Inc., formerly ANADAC, Inc., is a wholly owned subsidiary of Identix headquartered in Fairfax, Virginia. IPS provides information technology, engineering services and facilities engineering consulting services to private and public sector clients. IPS’ services also support the development, installation, integration and operation of hardware and software technology solutions, including Identix products, for a variety of client operating environments. IPS provides these services through business units organized around the following areas:

     Information Technology Security Services

      IPS’ Information Technology Group (“IT Security”) provides an assortment of services to help companies protect information by controlling external and internal access. Services include: risk assessment, intrusion detection, and security policy development and management.

      IT Security provides design, development and integration services for biometric security and imaging systems for a variety of applications ranging from law enforcement to office and business applications. For example, IT Security served as the systems integrator for the Maryland Department of Public Safety and Cook County Sheriff’s Department integrating the Company’s TouchPrint Live Scan system and the customers’ criminal justice information systems.

      IT Security was awarded a Federal Supply Schedule (“FSS”) through the General Services Administration (“GSA”), which provides computerized catalogs for federal and state agencies to easily procure equipment and services. Through the GSA FSS program, IPS streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient manner. Originally the IT Security organization implemented the GSA FSS program for internal use; now however, the IT Security organization allows third parties to sell through the Company’s GSA contract for a fee. The current contract has a five-year base period of performance and a five-year follow-on option.

     Complex Program Management and Engineering Services

      This group supplies government and major commercial organizations with a staff of experts in management and technical disciplines to address a variety of needs including: program management, acquisition and financial management, logistics and engineering/ technical services. For more than 20 years, IPS has served the Department of Defense (“DoD”), primarily the U.S. Navy, managing programs that play a critical role in our nation’s defense, such as the Program Executive Office for Expeditionary Warfare, Naval Special Warfare Program and the Office of Naval Research.

     Facilities Engineering

      IPS’ Facilities Engineering Division assists large property owners with many complex technical issues in the areas of facilities design, engineering, cost estimating, project management, tenant coordination and move services. Their staff of facilities professionals includes engineers, as well as technicians skilled and experienced as owner representatives in all aspects of facility management design, construction, renovation, and maintenance. They work on behalf of clients to ensure that projects are completed successfully, on time and within budget. For example, IPS functions as the construction manager for GSA’s 10-year renovation of the White House and Executive Office buildings, which began in 1998.

     Legislative Demographic Services, Inc. (“LDS”)

      IPS’ wholly owned subsidiary, LDS, provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying Federal and state legislatures. The product line matches customer data files and produces demographic data information by politician to include, their committees’ positions on issues and individual voting records. This process allows customers to analyze politicians’ views, and then mobilize employees, suppliers and/or members in an attempt to influence political positions. Most recently, LDS has been contracted to analyze potential political impacts on mergers, acquisitions and industrial plant closings.

      A portion of IPS’ business comes from government agencies, subjecting the business to certain additional risks.

      IPS markets its services directly to United States government agencies, including the DOD, and to commercial entities.

     5.     Fingerprinting Services:

      Certain employers, including federal or state government agencies, child care, securities and gaming licensing agencies require a background check, including a fingerprint check, as a condition of employment. Usually, an applicant is required to go to a police station for ink fingerprinting and then submit the fingerprint card to the employer for submission to the state authorities or the FBI to perform a background investigation. If the fingerprint card is rejected, an applicant must repeat the fingerprinting and submission process.

      The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting services business. In September 1997, the Company entered into a joint venture agreement with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. The joint venture, Sylvan Identix Fingerprinting Centers (“SIFC”), currently has over 100 fingerprinting locations around the country and processes more than 300,000 applicants each year. Its customers include state agencies and school districts in Illinois and California, four major airlines, Sears Roebuck, the American Banking Association and the National Association of Securities Dealers. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and the joint venture earns fees for each user of the services.

      The fingerprint services business provides the applicant and employer with the following advantages: fingerprinting takes place in a non-police environment; background checks can be completed more quickly so the applicant can begin work more quickly; re-submissions can be done automatically; rejection of cards because of poor print quality is virtually eliminated; and the risk is reduced to employers by discovering that an employee, who has begun work, may have a criminal record.

Strategy

     Overview

      The Company’s goal is to continue to provide an accurate and reliable means to associate actions with identity by continuing to develop high-level network and physical security, live scan and facial recognition technology, products and solutions. Identix plans to capitalize on the need for uniqueness of identity in security applications to increase its market penetration of federal, state and local governments, healthcare, finance and other enterprise markets in the U.S. and internationally. The Company believes the government markets, federal, state and local provide the best near-term opportunity for significant adoption of biometrics. The Company also believes governmental legislation and regulation of industries such as transportation, healthcare and finance will provide the catalyst for increased adoption of biometric products and solutions in these and other industries. It is the Company’s goal to establish a leadership position in these markets and leverage its position of leadership into each subsequent adopting market with the eventual goal of becoming the leading security provider.

      The key elements of the Company’s strategy include:

      Deliver comprehensive solutions. In all target markets, the Company strives to provide comprehensive product and service solutions for its customers. Identix is able to deliver comprehensive biometric security solutions for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, facial recognition capabilities, and authentication network management platforms. The Company considers its multi-biometric security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas, unlike certain other companies, which focus solely on either the development of fingerprint image capture devices or on a single biometric technology. In addition, the Company’s field service organization continues to expand the scope of its services to law enforcement agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. The Company seeks to continue to provide superior technical services and responsiveness by providing complete customer solutions to its target markets.

      Deliver scalable multi-biometric technology and authentication platforms. With its Biometric Network Platform, the Company seeks to overcome some of the hurdles faced in the adoption of biometrics by providing scalability for large enterprises. The Company will continue to develop the capabilities of the Biometric Network Platform and provide targeted product offerings based on this framework. Through itrust, the Company strives to enable secure and trusted data sharing and transaction management services for open networks by integrating the three most important aspects of security, authentication, access rights and administration, as a managed network security service.

      Penetrate new markets through strategic relationships. The Company has established strategic relationships with a select group of market leaders to provide Security solutions, including FaceIt, BioEngine and itrust, for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company currently participates or intends to participate. In such cases, the Company has and will continue to pursue relationships with companies that have strong positions in these markets as well as with OEMs, system integrators, defense contractors, and resellers who serve as prime contractors for large integrated systems in the domestic and international markets. For example, the Company has developed Security products in cooperation with Compaq and Toshiba for low cost PC network security and Microsoft Inc. (“Microsoft”) and Novell for network support. The Company has also developed relationships with the leading AFIS suppliers, NEC Technologies, Inc. (“NEC”), Sagem Morpho, Inc. (“Sagem Morpho”) and Cogent Systems to provide forensic quality live scan capabilities to government agencies. Finally, the Company intends to continue to pursue VAR and OEM relationships for its FaceIt technology offerings.

      Continue to develop strategic partnerships and relationships. In forming itrust, the Company has entered into an alliance with Motorola whereby Motorola has made an equity investment of $3.75 million in Identix. The Company entered into a similar alliance with VeriSign whereby VeriSign has made an equity investment of $2 million in Identix. The funds have been used to support itrust during its initial development. Identix may expand on this strategic foundation by developing strategic partnerships and relationships with additional itrust partners, as well as additional deployers of itrust services. Additionally, the Company may continue to develop new strategic partnerships and relationships in other areas that pertain to the Company’s business.

      Maintain and enhance leadership in biometric technology. The Company’s success depends on providing technologically advanced, cost-effective solutions. Accordingly, the Company intends to continue to invest in research and development and, where necessary, or appropriate, consider acquiring companies or technologies that are complementary to its business in order to maintain and enhance its leadership position in biometric technology. These efforts include development of enhanced algorithms, applications software, integration tools and software, integrated hardware designs, and mechanical and electronic components designed for high volume production.

      Maintain a global perspective. The Company believes that there are many opportunities to apply biometric technologies throughout the world and that solutions provided in one area of the world can be used in other regions for customers with similar requirements. Where fraud is prevalent and the confidentiality of information is of concern, biometric solutions have the potential of providing significant savings. The Company has established regional sales or distribution capabilities and local support presence throughout North America, South America, Europe, Middle East and Far East to address opportunities in these regions.

Product Development

      The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases to reduce the costs, of its existing technology, products and solutions, as well as to increase the breadth of the its product and services offerings. The Company’s expenditures for research, development and engineering totaled $10,620,000, $9,649,000 and $8,022,000 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

      The Company’s development programs have recently focused on the next generation fingerprint and facial recognition technology. This development will further enhance the speed and accuracy of searching and matching algorithms within very large databases. It will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial templates on smartcards and similar storage devices. It will have the technology to match fingerprint and/or facial recognition templates with live presentation of such features on smartcards or similar storage devices. Other security end user software applications will include the next generation imaging products including a full hand scanner and enhancements of the Company’s current Live Scan and IBIS products.

Sales, Marketing and Support

      Instead of being focused around product lines as in the past, Identix has recently established four strategic business groups (“SBG”), each focused on specific markets and customers; federal, state and local governments, commercial and international. Each SBG has focused sales and business development teams that sell Identix’ full range of biometric products and solutions. Each SBG has a geographically based internal sales force and is supported by shared fulfillment and functional groups that deliver the engineering and operational requirements for the company. Identix believes this organizational structure is more customer driven and cost efficient.

      Direct Sales. Within the U.S., the Company’s network and physical security, live scan, FaceIt ARGUS and IBIS product offerings are sold directly to end users through the SBGs. Direct sales activity is concentrated in the public sector market, law enforcement, transportation, state and local governments, financial services and other commercial enterprises.

      Channel Sales and Business Development. In addition, the Company’s network and physical security fingerprint products and facial recognition offerings are sold through a worldwide network of channel sales personnel along the SBG structure who establish and maintain relationships with corresponding distributors, systems integrators, VARs and OEMs. The Company also works closely with skilled system integrators for civil and commercial applications of its live scan systems.

      Channel sales activity is concentrated in the markets of secure ID systems, law enforcement, transportation, network security, healthcare, financial services, commercial enterprise and government.

Marketing Strategy

      Network Security Solutions: The Company’s Network Security products and solutions are marketed and sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs and OEMs including Toshiba, Dell, Compaq, Key Tronic, Cherry and SCM Microsystems. The Company’s Network Security products and solutions sales activity is concentrated in the markets of federal, state and local government, enterprise network security, healthcare (protecting and recording access to patient records), education, and banking (financial transactions). The Company has sales, service and product marketing in most regional sales offices to provide customers with complete sales and support services.

      Sales activity varies widely from single authentication devices sold by internet fulfillment houses to complex, networked recognition solutions such as facial surveillance and recognition at a distance, PC network security, financial transaction authorization, time-and-attendance and building access sold by system integrators. The success of these sales depends upon the Company’s ability to provide comprehensive integrated solutions.

      Facial Recognition. FaceIt is sold primarily to government agencies and law enforcement customers in conjunction with ID systems, mug-shot database systems and CCTV systems through the Company’s strategic partners and value added resellers. Partners pay a license fee for use of the technology based on, for example, the number of software seats sold or the size of the database being used. License fees can range from a low of a few dollars per unit for a screen saver application on laptops to nearly $1 million, as in the case where the Company granted an unlimited use license for a voter registration system in Mexico. The FaceIt ARGUS surveillance system is also sold primarily to federal, state and local government customers. Since this product was introduced on October 1, 2001, it is difficult to determine its potential within this market. The Company is currently participating in DARPA’s “Human I.D. at a Distance” program, which is advancing the state of the art in facial recognition systems.

      Live Scan products and solutions. The Company’s Live Scan solutions are marketed domestically and internationally primarily through a direct sales force and sales representatives. Identix also teams with NEC to provide live scan capability to law enforcement agencies. In addition, the Company works closely with skilled system integrators for civil and commercial applications of its Live Scan technology. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

      The Company’s TouchPrint and TENPRINTER Live Scan systems are generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation and implementation process can extend over several months or years, although for existing customers that are adding to or upgrading their systems, the sales cycle is considerably shorter and these sales often are not required to go through the bid process.

      IBIS: The Company expects the majority of IBIS sales to be derived from federal, state and local agency customers and, to follow a similar adoption pattern to current live scan products, where larger agencies will more than likely deploy it first before smaller agencies consider adoption. The Company expects the majority of early adopters of IBIS will require federal or state funding. An initial installation of IBIS may cost between $200,000 and $800,000 for a limited number of handheld units depending on existing wireless communication infrastructure and the type of AFIS an agency may have. The Company anticipates that once an IBIS system is established within an area, additional handheld units may be added without significant infrastructure investment. The initial handheld units are expensive to produce and may require additional engineering to reduce production costs and to assess the features and functionality. The Company will undertake this effort after assessing results and feedback from early adopters.

      Identix Public Sector services. IPS markets its services directly to United States government agencies, including the DOD and Navy, as well as commercial entities.

Product and Customer Support

      Service and support for all Company products including web-based, telephone and onsite support plus training is based out of the Company’s headquarters in Minnetonka, MN. Installation and maintenance support comes from the Company’s 24 hour/7 days per week TouchCare support center, regional technical staffs, as well as, the Company’s engineering staff. This support generally includes traveling to the customer site to explain the technical operation of the system, clarifying the configurations, detailing any necessary software customization and defining any integration issues. Once installed, the systems are supported by the TouchCare support center, regional staffs and the Identix trained system integrators, VARs or partners.

      The Company’s Live Scan products generally carry a 90-day warranty and an extended service is offered through a choice of maintenance contracts. Certain of the Company’s physical access and network security products generally carry a 90-day to one-year warranty and additional support is available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company generally passes on to its customers the standard warranties provided by those manufacturers. The Company has field engineering and service personnel supporting its products throughout the United States.

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

      Identix had product backlog of $6,172,000 on June 30, 2002, all of which is scheduled to be shipped and recognized as revenue in fiscal 2003. Identix had product backlog of $1,336,000 on June 30, 2001 and $1,234,000 on June 30, 2000.

      IPS had services backlog of $101,354,000 on June 30, 2002. IPS had services backlog of $131,510,000 on June 30, 2001 and $132,514,000 on June 30, 2000.

Patents and Trade Secrets

      The Company’s ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company’s business will depend in part on its proprietary technology and the Company’s protection of that technology.

      The Company holds the following patents:

•	one U.S. patent expiring in 2004 and ten foreign patents on one version of the Company’s optical fingerprint reading device;

•	one U.S. patent expiring in 2005 on a system for capturing both slap and individual rolled fingerprint images;

•	one U.S. patent expiring in 2007 for a method for generating data characteristics of a rolled fingerprint image;

•	one U.S. patent expiring in 2008 and seven foreign patents on a fingerprint analysis algorithm;

•	one U.S. patent expiring in 2010 and four foreign patents on a portable apparatus for identification verification;

•	one U.S. patent expiring in 2010 on a system for removing moisture from a finger or a finger-imaging surface;

•	one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint;

•	one U.S. patent expiring in 2014 and six foreign patents on the Company’s curved platen design palm scanner;

•	one U.S. patent expiring in 2014 covering a system for electronically acquiring fingerprint images;

•	one U.S. patent expiring in 2015 covering a version of the Company’s optical fingerprint reading device including a heated optical platen;

•	one U.S. patent expiring in 2015 covering a system for electronically acquiring fingerprint images;

•	one U.S. patent expiring in 2015 for obtaining a plain image of multiple fingerprints;

•	one U.S. patent expiring in 2015 and one foreign patent on a gambling chip recognition system;

•	one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture;

•	one U.S. patent expiring in 2016 covering a memory card having a biometric template;

•	one U.S. patent expiring in 2016 for a face recognition technique;

•	one U.S. patent expiring in 2017 and one foreign patent on a palm scanner; and

•	one U.S. patent expiring in 2018 covering an optical fingerprint reading device including a rotatable drum.

      Identix has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has 17 patent applications pending in the United States and 20 in foreign countries. Identix currently has seven U.S. trademark applications pending and 27 U.S. trademark registrations. Identix currently has six foreign trademark applications pending and nine foreign trademark registrations.

      There is a risk that claims allowed on any patents held by the Company, or that trademarks held by the Company, may not be broad enough to protect the Company’s technology or proprietary interests. In addition, the Company’s patents or trademarks may be challenged, invalidated or circumvented and Identix cannot be certain that the rights granted thereunder will provide competitive advantages to the Company. The loss of patent or trademark protection on the Company’s technology or the circumvention of its patent or trademark protection by competitors could have a material adverse effect on the Company’s business, operating results, financial condition and stock price and on the Company’s ability to compete successfully. See “Risk Factors”.

      The Company cannot be certain that any existing or future patent or trademark applications by the Company will result in issued patents or trademarks with the scope of the claims sought by the Company, or at all. Moreover, any current or future issued or licensed patents may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that already issued patents may infringe upon or be designed around by others. In addition, there is a risk that others will independently develop proprietary technologies and processes which are the same as or substantially equivalent or superior to those of the Company. There is a risk that the Company has infringed, or will in the future infringe, patents or trademarks owned by others, that the Company will need to develop non-infringing technology or acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to the Company, and that such licenses will not be available to the Company on acceptable terms, if at all. See “Risk Factors”.

      The Company may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on the Company’s business, operating results, financial condition and stock price and on the Company’s ability to compete successfully. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to us and could result in limitations on the scope or validity of our patents or trademarks. See “Risk Factors”.

      The Company also relies on trade secrets and proprietary know-how, which it seeks to protect by confidentiality agreements with its employees, consultants and with third parties. There is a risk that these agreements may be breached, and that remedies available to the Company will not be adequate. In addition, the Company’s trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. A failure by the Company to protect its trade secrets, proprietary know-how and other intellectual property in a meaningful manner could have a material adverse effect on the Company’s business, operating results, financial condition and stock price and on the Company’s ability to compete successfully. See “Risk Factors”.

Competition

      The markets for the Company’s products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers and frequent introductions of new features. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality or that incorporate technological advances not yet developed or implemented by the Company. Some of the Company’s present and potential competitors have financial, marketing and research resources substantially greater than those of the Company. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that the Company may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in the Company’s markets, or develop new products to compete against the Company’s. The Company’s competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render the Company’s products obsolete.

      A significant number of established and startup companies are developing and marketing software and hardware for fingerprint or other biometric security applications that could compete directly with the Company’s Security products. Some of these companies are developing semiconductor or optically-based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, signature recognition, hand geometry, voice and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company’s products. The Company’s Security products also compete with non-biometric technologies such as traditional key, card and surveillance systems, tokens, PINs, and passwords.

      The Company believes that the most important competitive factors for Security products are the degree of security provided, ease of use, functionality, price, size and reliability. In applications such as controlled access to computers, ATMs and Electronic Funds Transfer (“EFT”), the Company faces competition from technologies relying on PINs, smart cards, tokens or passwords. In competing with these non-biometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, the replacement of computer passwords by the Company’s Security products is a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company’s Security products. For example, card key or token systems can be integrated with Security systems to supply different levels of security within a facility. A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with the Company’s itrust and Biometric Network Platform solutions. Some of these companies have significantly more cash and resources than the Company, and may currently offer a broader or more robust range of solutions than those currently available through the Company’s offerings. Identix’ physical access and network security and facial surveillance and recognition products and solutions face competition from a number of competitors who are actively engaged in developing and marketing biometrics of other security products, including RSA Security, Incorporated, Precise Biometrics AB, Secugen Corporation, SafLink Corporation, Netegrity, Inc., Secure Computing Corporation, and Viisage Technology, Incorporated.

      The Company believes that the most important competitive factors for the Imaging products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price and reliability. Identix’ Imaging products face competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Heiman Biometric Systems GmbH, CrossMatch GmbH and Printrak International, Inc., a company owned by Motorola.

      The market for the Company’s IBIS device is in its infancy and, therefore, the competitive environment is not well defined. The Company believes that some of the live scan competitors have smaller devices capturing fingerprints, but not the combination of face and finger. Facial recognition is an emerging market. As such, there are currently no companies with significant sales in this market. The Company’s primary competitor today is Viisage Technologies (Trading on the NASDAQ: VISG) with a primary customer base of government agencies with particular penetration in Departments of Motor Vehicles. The Company believes its competitive advantage is the Biometric Network Platform that allows large database searches from multiple cameras linked together through existing networks or the Internet. While the Company does not see any other significant competitors today, many companies appear to be working on similar technology. The Company believes the advanced stage of our development along with our relative size gives us a competitive advantage over any additional company that may emerge.

      In its Government Services business, the Company faces substantial competition from professional service providers and systems integrators of all sizes in the government marketplace. IPS is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risks to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, it may lose its ability to compete successfully in the services business.

Manufacturing

      The Company limits its manufacturing activities to the assembly, repair and testing of proprietary subassemblies. Printed circuit board and other mechanical and optical assemblies are fabricated by highly automated, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Company’s physical access and network security products are fully outsourced to contract partners.

      The Company currently uses certain components and sub-assemblies which come from sole source suppliers, the most important of which are the charge coupled and CMOS imaging devices, ASICs for the Security products and proprietary optical assemblies and coatings for the Imaging products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, the Company may not be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

      As of September 1, 2002, Identix had 381 employees working in its products business, of whom 102 were engaged in research, development and engineering, 81 in production and production support, 129 in sales, marketing and field service and 69 in general administration, finance and legal. As of September 1, 2002, IPS had 171 employees working in its services business, of whom 136 were service providers, 5 were engaged in sales and marketing and 30 were engaged in general administration and finance. None of Identix’ employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

Financial Information about Segments

      For the financial information about the Company’s reportable segments, see Note 11 to the Consolidated Financial Statements.

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

      A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with those products designed, developed and sold under our line of products known as our “Security” products. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our Security products and services have significantly more cash and resources than we do. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may yet enter the market and become significant long-term competitors.

      The products designed, developed and sold under our line of products known as our “Imaging” products also face intense competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Heinemann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., a company owned by Motorola and CrossMatch Technologies, Inc.

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

Integration of our business and Visionics Corporation’s business following our merger may be difficult to achieve, which may adversely affect operations.

      Our merger with Visionics Corporation (“Visionics”), which was completed in June 2002, continues to present risks related to the integration and management of technology, operations and personnel of two companies. The integration of the businesses of the two companies is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We operate with Visionics as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

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

      In addition, prior to the merger, Visionics was co-headquartered in New Jersey and Minnesota, with offices in five locations, and we were headquartered in Northern California, with offices in nine locations. After the merger, we moved our headquarters to Minnesota. The geographic distances and the consolidation of operations increase the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies.

The substantial costs of the merger and the manner of accounting for the merger may affect Identix’ reported results of operations.

      Approximately $25 million of costs are expected to be incurred by Visionics and us in connection with the merger. Such amount includes costs associated with combining the businesses of the two companies, including integration and restructuring costs, costs associated with the consolidation of operations and the fees of financial advisors, attorneys and accountants. A significant portion of these costs will be charged to expense in the period incurred, reducing our earnings or increasing our loss for such period. The remaining costs, consisting primarily of fees and expenses paid to financial advisors, attorneys and accountants, will be a component of the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and we will be required to record a charge to earnings in the period any impairment of goodwill is determined. There is a risk that the management of the combined company will not be able to effectively control the costs associated with the integration of the two companies or that such costs may be higher than anticipated. The failure to manage such integration costs effectively could have a material adverse effect on the business operations, financial results and stock price of the combined company.

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

      While we believe that future cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund our current cash requirements, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

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

      Our wholly-owned subsidiary, Identix Public Sector, Inc. (“IPS”) is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

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

      In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. Furthermore, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, in the event we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

      For the years ended June 2002 and 2001, we derived approximately 83% and 89%, respectively, of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

      For the years ended June 2002 and 2001, we derived approximately 91% and 94%, respectively, of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

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

We rely in part upon original equipment manufacturers (“OEM”) and distribution partners to distribute our products, and we may be adversely affected if those parties do not actively promote our products or pursue installations that use our equipment.

      A significant portion of our product revenues comes from sales to partners including OEM systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

      For the years ended June 2002, 2001 and 2000, we derived approximately 13%, 11% and 14%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom.

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

      As of June 30, 2002, State of Wisconsin Investment Board owned approximately 9% of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

      There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. The Company maintains warranty reserves as deemed adequate by management.

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

      As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We merged with Visionics in fiscal 2002 and acquired Identicator Technology, Inc. (“Identicator Technology”) in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions and/or mergers by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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

      If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Item 2.     Properties

      The Company does not own any real estate. The Company is headquartered in Minnesota with office and manufacturing facilities of approximately 63,000 square feet in an industrial park at 5600 Rowland Road in Minnetonka. The monthly lease payment for the Minnetonka facility is $57,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring on March 31, 2008 and is believed to be adequate for the Company’s current business needs.

      The Company leases approximately 10,000 square feet of space at One Exchange Place, Jersey City, New Jersey. The monthly lease payment for the Jersey City facility is $20,000 per month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in May 2006.

      The Company has a customer service and sales office in Ontario, California, in approximately 9,600 square feet. The monthly lease payment for the Ontario facility is $13,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2007.

      The Company leases approximately 8,000 square feet of space in a facility in Maple Grove, Minnesota. The monthly lease payment for the Maple Grove facility is $6,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in June 2003. The Company subleases this facility to a third party.

      The Company leases approximately 2,000 square feet of space in a facility in Washington D.C. The monthly lease payment for this Washington D.C. facility is $6,000 a month. The space is occupied under a lease expiring in February 2008. The Company subleases this facility to a third party.

      The Company leases space in a facility located at Cirencester Business Park, Love Lane, Cirencester, Gloucestershire in the United Kingdom. The Company has a sixty-month lease agreement for this facility that expires in December 2006. The Company subleases this facility to a third party.

      IPS leases approximately 93,000 square feet in two locations in Virginia and one location in Washington D.C. with aggregate monthly lease payments of $243,000, which expire at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. IPS also services customers from an office leased in Mississippi.

      The Company also leases approximately 26,000 square feet of space in Los Gatos, California for its former administrative headquarters and manufacturing facility and approximately 31,000 square feet of space in Dublin, California for its former engineering, research and customer support facilities. The monthly lease payment for the Los Gatos facility is $124,000 a month plus taxes, insurance and maintenance costs and the lease expires December 31, 2007. The monthly lease payment for the Dublin facility is $46,000 a month plus taxes, insurance, and maintenance and the lease expires March 15, 2006. Sales and service offices were leased in Zurich, Rio de Janeiro and Singapore with an aggregate net monthly lease payment of approximately $10,000. The Zurich, Rio de Janeiro and Singapore leases were terminated in September 2001. The Company also serviced customers from a sales office in Michigan. The Michigan sales office lease expired in May 2002 and was not renewed.

      In addition the Company leases certain equipment and furniture under operating leases that expire at various dates through July 2006.

Item 3.     Legal Proceedings

      The Company is not party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security-Holders

      At the special meeting of stockholders of Identix on June 25, 2002, the stockholders voted on the following proposals:

1. To issue Identix common stock in the merger pursuant to the Agreement and Plan of Merger among Identix, Viper acquisition Corp. and Visionics Corporation dated as of February 22, 2002. The results of the vote were:

For	Against	Abstain	Broker Non Vote

25,310,01	4 265,727	193,091	16,430,078

2. To approve an amendment to Identix’ certificate of incorporation to increase the number of authorized shares of Identix common stock by 100,000,000 shares to 200,000,000. The results of the vote were:

For	Against	Abstain	Broker Non Vote

40,299,823	1,700,212	198,875	-0-

3. To adopt the Identix 2002 Equity Incentive Plan. The results of the vote were:

For	Against	Abstain	Broker Non Vote

21,015,111	4,406,199	347,521	16,430,079

Supplemental Item.     Executive Officers of the Company

      The executive officers of the Company, and their ages as of August 1, 2002, are as follows:

Name	Age	Position

Joseph J. Atick	38	President, Chief Executive Officer and Director
Paul Griffin	41	Chief Technology Officer
Michel Halbouty	61	Senior Vice President, Manufacturing and Customer Service
Linda Howard	42	Senior Vice President and General Manager, Federal Strategic Business Group; President, Identix Public Sector, Inc.
Daniel Maase	58	Senior Vice President, Hardware Engineering
Mark S. Molina	43	General Counsel and Secretary
Erik E. Prusch	35	Chief Financial Officer

      Joseph J. Atick was named President and Chief Executive Officer of the Company and was appointed a Director effective with the Company’s merger with Visionics Corporation in June 2002. From February 2001 to June 2002, Dr. Atick held the position of Chief Executive Officer and Director of Visionics, and from April 2001 to June 2002, Dr. Atick also held the position of President of Visionics. Dr. Atick served as Chief Executive Officer of Visionics Technology Corporation from 1994 until its merger with Digital Biometrics, Inc. in February 2001, resulting in the formation of Visionics.

      Paul Griffin was named Chief Technology Officer of the Company in July 2002. From February 2001 until the merger of the Company with Visionics in June 2002, Mr. Griffin served as Chief Technology Officer of Visionics. Mr. Griffin was Vice President of Technology of Visionics Technology Corporation from 1994 until its merger with Digital Biometrics in February 2001. Prior to such time, Mr. Griffin held various research, fellowship and post-doctorate positions at the Rockefeller University, Superconducting Supercollider Laboratory, the University of Florida and the Fermi National Accelerator Laboratory.

      Michel Halbouty was named Senior Vice President, Manufacturing and Customer Service in July 2002. From February 2001 to June 2002, Mr. Halbouty served as Vice President, Manufacturing of Visionics. Mr. Halbouty was Vice President, Manufacturing of Digitial Biometrics from May 1997 until its merger with Visionics Technology Corporation in February 2001. From 1992 to 1997, Mr. Halbouty was Vice President, Manufacturing of Nestar Incorporated, a division of Ascend Communications. Prior to such time, from 1987 to 1992, he was the General Manager, Corporate Quality of Apertus Technologies (formerly Lee Data Corporation).

      Linda Howard was named Senior Vice President and General Manager, Federal Strategic Business Group and President, IPS in July 2002. From May 2001 to June 2002, she served as Executive Vice President, Chief Operating Officer of IPS. From August 1999 to April 2001, Ms. Howard served as Chief Operating Officer of DynCorp Management Resource, a $50 million division of DynCorp. Previously, from 1986 to 1998, Ms. Howard performed multiple assignments with Electronic Data Systems Corporation (“EDS”). Most recently, she was Vice President of Operations for EDS Military Systems.

      Daniel Maase was named Senior Vice President, Hardware Engineering in July 2002. From November 1988 to April 2000, Mr. Maase held various other positions with the Company, including Vice President and Chief Technical Officer from April 2000 to June 2002 and Vice President, Engineering, from November 1998 to April 2000. Prior to joining the Company in November 1998, Mr. Maase served as Commercial Equipment Operations Manager of Varian Associates.

      Mark S. Molina has served as General Counsel of the Company since October 1999. He was appointed Secretary in December 1999. From February 1996 to October 1999, Mr. Molina was with Harris Corporation, most recently as Senior Counsel, Microwave Communications Division. Prior to joining Harris, he practiced corporate, business and securities law with firms in San Francisco, Sydney, Australia and New York City, where he began his career with Shearman & Sterling in 1985.

      Erik E. Prusch has served as Chief Financial Officer of the Company since April 2001. Prior to joining the Company, he was Chief Financial Officer for the $3.5 billion Gateway Business, a division of Gateway Computers, Inc. In 1998, Mr. Prusch was Vice President of Mergers and Acquisitions for Koch Industries. From 1993 to 1997, Mr. Prusch held various positions for PepsiCo, Inc. Prior to such time, Mr. Prusch served as a Senior Consultant for Deloitte & Touche.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the Nasdaq National Market, Inc. under the symbol IDNX.

      The following table sets forth the range of high and low closing prices as reported by Nasdaq for the fiscal periods indicated.

	High	Low

Fiscal year ended June 30, 2002
Fourth Quarter	$9.37	$5.57
Third Quarter	15.50	6.51
Second Quarter	15.74	5.25
First Quarter	10.96	3.75
Fiscal year ended June 30, 2001
Fourth Quarter	8.60	6.15
Third Quarter	12.60	7.00
Second Quarter	15.75	6.26
First Quarter	19.75	11.50

      The last reported sale price of the common stock, as reported by Nasdaq on August 30, 2002 was $6.30. As of August 30, 2002, there were 1,463 stockholders of record.

      The Company has not paid any cash dividends on its common stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s bank lines of credit restrict the Company’s ability to pay dividends.

      In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, whereby the Company sold 234,558 shares of its Series A Preferred Stock at $15.99 per share. The sale resulted in net cash proceeds to the Company of $3,702,000. In addition, the Company issued to Motorola a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant is exercisable until July 7, 2005. The sale of the shares of Series A Preferred Stock and the warrant was exempt from registration under applicable securities laws because such shares and warrant were sold in a private placement to a purchaser who is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. The shares of Series A Preferred Stock are convertible into, and the warrant is exercisable for, shares of the Company’s common stock at the option of the holder of such shares and warrant.

      In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign pursuant to which the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale. The proceeds from the sale of the common stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company’s itrust activities.

      In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to State of Wisconsin Investment Board (“SWIB”). The sale resulted in net cash proceeds to the Company of $14,979,000. The Company has registered the shares for resale.

      In December 2001, the Company sold 7,390,000 shares of its Common Stock in a private placement to new and existing institutional investors, pursuant to a stock agreement. The shares were sold at $7.00 per share and resulted in net cash proceeds to the Company of $48,347,000. The purchase price was based on the closing price of the Company’s common stock in the period prior to the execution of the agreement, and represent a discount of 11.8% to the prior day closing price, 8.7% to the 20-day straight average or 10.8% to the 20-day volume weighted average price, each of which were considered by the Company to be competitively priced for the size of the transaction.

      In June 2002, in connection with the Company’s merger with Visionics (see Note 2 of the Consolidated Financial Statements), the Company issued an aggregate of 39,422,000 shares of Identix’ common stock for all outstanding shares of Visionics common stock.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to the Company’s statements of operations data for the years ended June 30, 2002, 2001 and 2000 and with respect to the balance sheets at June 30, 2002 and 2001 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 1999 and 1998 and consolidated balance sheet data at June 30, 2000, 1999 and 1998 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended June 30,

	2002(1)		2001		2000		1999		1998

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$73,190		$81,828	(3)	$72,695		$81,762		$79,374
Income (loss) before cumulative effect of a change in accounting principle	(55,438	)(2)	(27,600	)(5,6)	(13,386)		(13,419	)(7)	768
Cumulative effect of a change in accounting principle	—		(1,998	)(3)	—		—		—

Net income (loss)	$(55,438)		$(29,598)		$(13,386)		$(13,419)		$768

Basic and diluted net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	(1.33)		(0.82)		(0.43)		(0.52)		0.03
Cumulative effect of a change in accounting principle	—		(0.06)		—		—		—
Basic and diluted net income (loss) per share	$(1.33)		$(0.88)		$(0.43	)(4)	$(0.52	)(4)	$0.03	(4)
Balance Sheet Data:
Cash and cash equivalents	$58,489		$20,777		$15,620		$3,013		$753
Working capital	63,239		32,440		34,546		15,671		18,153
Total assets	431,255		83,486		83,518		71,466		42,012
Stockholders’ equity	393,323		64,082		67,634		51,729		22,910

(1)	Identix’ merger with Visionics Corporation was completed on June 25, 2002. Thus, Identix’ consolidated results of operation for the year ended June 30, 2002 reflects Visionics Corporation’s results of operations for only the three final business days of June 2002.

(2)	Includes $18,798,000 of restructuring, write-offs and other merger related charges and a charge of $6,400,000 for the write-off of acquired in-process research and development.

(3)	Identix changed its method of accounting for revenue recognition effective July 1, 2000 to comply with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(4)	Assuming Identix’ accounting change to comply with SAB 101 was made retroactive to periods prior to July 1, 1999, the pro forma basic and diluted net loss per share for fiscal 2000 is $0.41. Pro forma net income (loss) per share amounts for the periods prior to fiscal 2000 are not presented as the effect of the change in accounting principle could not be reasonable determined.

(5)	Includes preferred stock and warrant expense of $1,259,000.

(6)	Includes charges for inventory write-offs and reserves of $1,843,000 and write-off of intangibles and other special charges of $2,674,000.

(7)	Includes a $10,044,000 charge for the write-off of acquired in-process research and development and a reorganization charge of $1,648,000 related to the acquisition of Identicator Technology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

      The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under “Risk Factors” in Item 1 and the other risks identified in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

      Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments — most notably, government and law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company. The Company provides public sector services through IPS, a wholly owned subsidiary of the Company. Identix also formed a joint venture, Sylvan Identix Fingerprinting Centers (“SIFC”), in September 1997 with Sylvan for the purpose of providing fingerprinting services for a variety of civilian applications. In June 2001, Identix launched its first itrust Security solution offering, supported in part by investments in Identix by Motorola and VeriSign.

      On June 25, 2002, Identix completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. As Identix’ merger with Visionics was consummated on June 25, 2002, Identix’ consolidated statements of operations for the fourth quarter and year ended June 30, 2002, reflect Visionics’ results of operations for the final three business days of June 2002. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics common stock was exchanged for 1.3436 shares of Identix, resulting in the issuance of an aggregate of 39,422,000 shares of Identix common stock for all outstanding shares of Visionics common stock. In addition, all options and warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of Identix common stock. The total purchase price was $334,818,000. (See Note 2 of Notes to Consolidated Financial Statements).

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. The Company’s results for the first three quarters of fiscal 2001 have been restated to reflect the adoption of SAB 101 as of July 1, 2000. For fiscal 2001, the Company recognized $3,563,000 in product revenues that are included in the cumulative effect adjustment.

      The portions of the Company’s revenues impacted by SAB 101 are product revenues derived from the sale of equipment that requires installation. Certain of the Company’s equipment sales require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company’s interpretation of the requirements of SAB 101 results in changes to the Company’s accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company’s new accounting method, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable.

      In connection with the formation of itrust, in July 2000, the Company entered into a Securities Purchase Agreement with Motorola, whereby the Company sold 234,558 shares of its Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”) at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. In connection with the issuance of Series A Preferred Stock, the Company also issued Motorola a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The proceeds from the sale of the Series A Preferred Stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company’s itrust activities. (See Note 9 of Notes to Consolidated Financial Statements).

      In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign pursuant to which, the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale. The proceeds from the sale of the common stock have been used solely for the research, design, development, marketing and manufacturing of product and service solutions related to the Company’s itrust activities.

      In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to State of Wisconsin Investment Board (“SWIB”). The sale resulted in net cash proceeds of $14,979,000. The Company has registered the shares for resale.

      In December 2001, the Company sold 7,390,000 shares of its Common Stock in a private placement to new and existing institutional investors, pursuant to a stock agreement. The shares were sold at $7.00 per share and resulted in net cash proceeds to the Company of $48,347,000. The purchase price was based on the closing price of the Company’s common stock in the period prior to the execution of the agreement, and represent a discount of 11.8% to the prior day closing price, 8.7% to the 20-day straight average or 10.8% to the 20-day volume weighted average price, each of which were considered by the Company to be competitively priced for the size of the transaction.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

     Allowance for Doubtful Accounts and Sales Returns:

      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected. A reserve for sales returns is established based on historical trends in returns and information obtained directly from the customers regarding possible returns. If the actual future returns do not reflect the historical data, our revenue could be affected.

     Goodwill Impairments:

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

     Inventory Allowances:

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

     Warranty Costs:

      We accrue for warranty costs based on the expected material and labor usage costs to provide warranty services. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

     Revenue Recognition:

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

      Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 83% and 89% of total services revenue for fiscal 2002 and 2001, respectively. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position, results of operations or cash flows.

     Loss Contingencies and Restructurings:

      We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such reserves should be adjusted.

      We recorded reserves for the estimated cost to terminate or sublease excess facilities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that our estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made.

Results of Operations

Fiscal Years Ended June 30, 2002 and 2001

      Revenues. Total revenues for fiscal 2002 were $73,190,000 compared to $81,828,000 for fiscal 2001. For fiscal 2002 the decrease in total revenues of 11% is due to decreases in both the Company’s product and service revenue.

      The Company’s product revenues were $28,399,000 for fiscal 2002, compared to $35,061,000 in fiscal 2001. For fiscal 2002, the decrease in product revenues of 19% was due to a decrease in sales of Imaging solutions products and services, primarily due to the saturation and decline of the state and local law enforcement marketplace. Security revenue for fiscal 2002 was $8,171,000 compared to $8,051,000 for fiscal 2001. The increase of 2% was due to an increase in our Physical Access product line.

      International sales accounted for $3,603,000 or 13% of the Company’s product revenues for fiscal 2002, compared to $3,705,000 or 11% for fiscal 2001. The Company’s international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company’s product business did not have any one customer account for 10% or more of total revenues in either fiscal 2002 or fiscal 2001.

      The Company’s Government Services revenues were $44,791,000 for fiscal 2002 compared to $46,767,000 for fiscal 2001, net of intersegment revenues. The decrease in Government Services revenues of 4% for fiscal 2002 was primarily related to a reduction in new contract starts as well as reductions in government funding on certain contracts due to reprioritization of defense spending. The majority of the Company’s services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2002 and for fiscal 2001, revenues directly from the DOD and from other U.S. government agencies accounted for 83% and 89% of the Company’s total Government Services revenues, respectively.

      During fiscal 2002, the Company derived approximately 91% of its Government Services revenues from T&M contracts and from FFP contracts compared to 94% in fiscal 2001. The decrease in the percentage of services revenues generated by T&M and FFP contracts is primarily due to a decrease in sales through the Company’s GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

      The Company’s Government Services business also generates a portion of its revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 9% of its services revenues for fiscal 2002, compared to 6% for fiscal 2001. The increase in the percentage of services revenues generated by CPFF contracts is primarily due to the award of a significant new CPFF contract during fiscal 2002. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

      Gross Margin. Gross margin on product revenues was 31% for fiscal 2002, as compared to 35% in fiscal 2001. The decrease in product gross margin reflects continued market price pressures in the Company’s Imaging segment and lower unit volumes that has resulted in underabsorbed overhead costs. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

      Gross margin on Government Services revenues was 6% for fiscal 2002 and 11% for fiscal 2001. The decrease in gross margin was primarily due to lower utilization of the direct labor workforce, increased utilization of subcontractors and contract overruns during the current fiscal year.

      Research, Development and Engineering. Research, development and engineering expenses were $10,620,000 or 37% of product revenues for fiscal 2002, compared to $9,649,000 or 28% for fiscal 2001. The increase in research, development and engineering expenses is primarily due to increased consultant costs incurred to further develop and enhance the Company’s Security and Imaging products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry.

      Marketing and Selling. Marketing and selling expenses were $14,604,000 for fiscal 2002, compared to $16,389,000 for fiscal 2001. The percentage of marketing and selling expenses of total revenue was 20% for both fiscal periods. Due to cost cutting measures implemented during the year, the Company had decreases in marketing and selling expenses for travel, consulting, outside services and sales commissions of approximately $1,600,000.

      General and Administrative. General and administrative expenses were $17,030,000 or 23% of total revenues for fiscal 2002, compared to $13,946,000 or 17% of total revenues for fiscal 2000. The increase in general and administrative expenses was primarily due to increased staffing and related administrative expenses to support future growth and development of supporting infrastructure. The increase in general and administrative expenses is also due to charges for accounts receivable write-offs and provisions totaling $1,439,000 during fiscal 2002 compared to $1,168,000 during fiscal 2001.

      Restructuring, Write-offs and Other Merger Related Charges.

Fiscal 2002

      The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

			Cash Payments	Restructuring Liability
	Total Charges	Non-cash Charges	through June 30, 2002	as of June 30, 2002

Severance and benefits	$6,093,000	$900,000	$2,700,000	$2,493,000
Disposal of fixed assets	1,294,000	1,294,000	—	—
Lease exit costs	10,340,000	—	—	10,340,000
Internal merger costs and other	1,071,000	—	257,000	814,000

Total	$18,798,000	$2,194,000	$2,957,000	$13,647,000

Severance and Benefits

      In July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,597,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $115,000 is included in accrued compensation in the consolidated balance sheet. The Company expects that this amount will be paid by the first quarter of fiscal year 2003.

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $2,378,000 is included in accrued compensation in the consolidated balance sheet. The Company expects that this amount will be substantially paid by June 30, 2003. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of Fixed Assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease Exit Costs

      A charge of $10,340,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities. Of this amount, $1,706,000 is included in other accrued liabilities and $8,634,000 is included in other liabilities in the consolidated balance sheet. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements.

Internal Merger Costs and Other

      The Company incurred internal merger related costs of $587,000 during the period from the announcement of the merger through its completion. Of this amount, $257,000 was paid in the year ended June 30, 2002. The remaining balance is included in accounts payable in the consolidated balance sheet. The Company expects that this amount will be fully paid during fiscal year 2003.

      A charge of $484,000, mostly related to additional costs required to shut down the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group, was recorded. As described below, management made the decision to exit LESD in June 2001. The reserve is included in other accrued liabilities in the consolidated balance sheet. The Company expects this amount will be paid by June 30, 2003.

Fiscal 2001

      In light of continued deteriorating general economic conditions, during the third quarter ended March 31, 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of its products.

      As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that is not profitable and not central to the Company’s revised business strategy.

      The Company recorded charges during fiscal 2001 totaling $4,517,000 consisting of $1,843,000 for the write-down of inventory related primarily to the introduction and end-of-life of certain Imaging and Security products including the introduction of TouchPrint 2000 and the end-of-life of TouchPrint 600 and BioLogon version 2.0; $1691,000 for the write-off of certain IPS’ intangible assets related to software and other capitalized costs that the Company no longer plans to market/use and a $643,000 provision to write-off certain accounts receivables for customers whose financial condition deteriorated subsequent to the revenue being recognized.

      Charges recorded during fiscal 2001 in connection with its review activities, substantially all of which were non-cash in nature, are summarized as follows:

Inventory write-offs and reserves	$1,843,000
Write-off of intangibles and other assets	1,691,000
Allowance for doubtful accounts	643,000
Contract accruals	185,000
Employee separation	155,000

Total	$4,517,000

      These charges were included in the Company’s consolidated statement of operations as follows:

Cost of product revenues	$1,843,000
Cost of services revenues	141,000
General and administrative	643,000
Write-off of intangibles and other special charges	1,890,000

Total	$4,517,000

      Acquired In-Process Research and Development. In connection with the Company’s merger with Visionics, the Company recorded a charge of $6,400,000 for the write-off of acquired in-process research and development (see Note 2 of the Consolidated Financial Statements).

      Preferred Stock and Warrant Expense. In connection with the private sale of shares of Series A Preferred Stock and warrants in July 2000 to Motorola, (see Overview section above and Note 9 of Notes to Consolidated Financial Statements), the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

      Interest and Other Income (Expense), net. For fiscal 2002, interest and other income was $949,000 compared to $1,436,000 for fiscal 2001. The decrease in interest and other income was primarily due to a lower level of cash and cash equivalents and lower interest rates. Interest and other income for fiscal 2002 were primarily composed of interest income of $654,000 and license fees from SIFC of $388,000.

      Interest Expense. Interest expense was nil for fiscal 2002, compared to $113,000 for fiscal 2001. The decrease in interest expense was due to lack of borrowings under the Company’s lines of credit.

      Provision for Income Taxes. The Company had income tax expense, consisting of certain State franchise taxes, in fiscal 2002 of $46,000 and had no expense in fiscal 2001. In fiscal 2002, the Company’s effective tax rate was below the statutory rate due to the net loss incurred. As of June 30, 2002, the Company had federal net operating loss carryforwards of approximately $156,674,000 and $71,412,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2022.

      Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was income of $329,000 for fiscal 2002 compared to income of $281,000 in fiscal 2001 and represents the Company’s 50% share of the results of SIFC.

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

Fiscal Years Ended June 30, 2001 and 2000

      Revenues. Total revenues for fiscal 2001 were $81,828,000 compared to $72,695,000 for fiscal 2000. For fiscal 2001 the increase in total revenues of 13% is due to increases in both the Company’s product and service revenue.

      The Company’s product revenues were $35,061,000 for fiscal 2001, compared to $30,925,000 in fiscal 2000. For fiscal 2001, the increase in product revenues of 13% was due to increased shipments of the Company’s Imaging product group, mainly the TouchPrint product line. Security revenue for fiscal 2001 was $8,051,000 compared to $8,612,000 for fiscal 2000. The decrease of 7% was due to a decrease in IT spending by enterprises primarily driven by the economic slowdown, which began in the fall of fiscal 2001. International sales accounted for $3,705,000 or 11% of the Company’s product revenues for fiscal 2001, compared to $4,178,000 or 14% for fiscal 2000. The Company’s international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company’s product business did not have any one customer account for 10% or more of total revenues in either fiscal 2001 or fiscal 2000.

      The Company’s Government Services revenues were $46,767,000 for fiscal 2001 compared to $41,770,000 for fiscal 2000, net of intersegment revenues. The increase in Government Services revenues of 12% for fiscal 2001 was due primarily to increased third party sales through the Company’s GSA contract, which is operated and maintained by IPS. The GSA contract allows Government agencies to purchase the Company’s products and services, as well as third party products and services, at agreed upon prices and rates. The Company and GSA negotiate the prices and rates periodically or as new products or services are added. The majority of the Company’s services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2001 and for fiscal 2000, revenues directly from the DOD and from other U.S. government agencies accounted for 89% and 86% of the Company’s total Government Services revenues, respectively.

      During fiscal 2001, the Company derived approximately 94% of its Government Services revenues from T&M contracts and from FFP contracts compared to 82% in fiscal 2000. The increase in the percentage of services revenues generated by T&M and FFP contracts is primarily due to the increase in sales through the Company’s GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. In addition, revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is presently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000.

      The Company’s Government Services business also generates a portion of its revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 6% of its services revenues for fiscal 2001, compared to 18% for fiscal 2000. The decrease in the percentage of services revenues generated by CPFF contracts is primarily due to the increase in third party services purchased through the Company’s GSA contract, which are normally T&M or FFP. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

      Gross Margin. Gross margin on product revenues was 35% for fiscal 2001, as compared to 41% in fiscal 2000. The decrease in gross margin was primarily due to competitive pricing in the imaging market and the higher cost of sales related to the introduction of the TouchPrint 2000 product line. Also, in connection with the Company’s review and restructuring activities discussed in the Overview section above, the Company’s gross margin for fiscal 2001 was negatively impacted by charges for inventory write-off and reserves totaling $1,843,000.

      Gross margin on Government Services revenues was 11% for fiscal 2001 and 12% for fiscal 2000. The decrease in gross margin for the year was minimal and met expectations of the current revenue mix.

      Research, Development and Engineering. Research, development and engineering expenses were $9,649,000 or 28% of product revenues for fiscal 2001, compared to $8,022,000 or 26% for fiscal 2000. The increase in research, development and engineering expenses is primarily due to the addition of engineering staff and related expenses to further develop and enhance the Company’s Security and Imaging products. The Company believes that investment in research and development is critical to maintaining a strong technological position in the industry.

      Marketing and Selling. Marketing and selling expenses were $16,389,000 or 20% of total revenues for fiscal 2001, compared to $10,762,000 or 15% of total revenues for fiscal 2000. The increase in marketing and selling expenses is due to increased staffing and advertising to promote the Company’s products and services globally.

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

      Restructuring, Write-offs and Other Merger Related Charges. As discussed above, in light of the deteriorating general economic conditions, the Company recorded charges during fiscal 2001 totaling $4,517,000 for the write-down of inventory related primarily to the introduction and end-of-life of certain products, the write-off of certain IPS’ intangible assets related to software and other capitalized costs that the Company no longer plans to market/use, a provision to write-off certain accounts receivables for customers whose financial condition deteriorated subsequent to the revenue being recognized and a charge for reduction in force.

      Preferred Stock and Warrant Expense. In connection with the private sale of shares of Series A Preferred Stock and warrant in July 2000 to Motorola, (see Overview section above and Note 9 of Notes to Consolidated Financial Statements), the Company recognized a one-time preferred stock and warrant expense of $1,259,000 relating to the embedded beneficial conversion feature within the Series A Preferred Stock.

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

      Interest Expense. Interest expense was $113,000 for fiscal 2001, compared to $141,000 for fiscal 2000. The decrease in interest expense was due to lower levels of borrowings under the Company’s lines of credit and lower weighted average interest rates.

      Provision for Income Taxes. The Company had no income tax expense in fiscal 2001 and $55,000 for fiscal 2000 consisting of certain State franchise taxes. In fiscal 2001, the Company’s effective tax rate is below the statutory rate due to the net loss incurred. As of June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $71,412,000 and $27,137,000, respectively, which are available to offset future taxable income. The carryforwards expire on various dates through fiscal 2021.

      Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was income of $281,000 for fiscal 2001 compared to a loss of $84,000 in fiscal 2000 and represents the Company’s 50% share of the results of SIFC.

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

Liquidity and Capital Resources

      The Company financed its operations during fiscal 2002 primarily from its existing working capital at June 30, 2001, the net proceeds of stock sales to SWIB and a $52 million private placement to a consortium. As of June 30, 2002, the Company’s principal sources of liquidity consisted of $63,239,000 of working capital, including $58,489,000 in cash and cash equivalents, and amounts available for future borrowings under the Company’s bank lines of credit.

      At June 30, 2002, the Company had two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible accounts receivable including IPS’ accounts receivable. Borrowings under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at June, 2002). The Identix Line of Credit expires on March 28, 2003. At June 30, 2002, there were no amounts outstanding under this line of credit and $9,688,000 was available to borrow.

      The Company’s second line of credit (the “Visionics Line of Credit”) is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under this Line of Credit are secured by substantially all the assets of the Company. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (5.25% at June, 2002). The line of credit will expire on March 30, 2003. At June 30, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

      The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At June 30, 2002, the Company was in compliance with such covenants.

      Cash used for operating activities was $25,343,000 during fiscal 2002. Cash used for operating activities primarily reflects a net loss of $55,438,000, decreased accounts payable of $2,924,000 and decreased deferred revenue of $906,000. This was partially reduced by increased other accrued liabilities of $9,511,000, decreased accounts receivable of $6,643,000 and increased accrued compensation of $2,862,000. In addition, cash used for operating activities in fiscal 2002 was reduced by non-cash charges for acquired in-process research and development of $6,400,000, amortization of intangibles and depreciation of $3,487,000, stock-based compensation expenses of $1,447,000, allowance for doubtful accounts of $1,439,000 and restructuring, write-offs and other merger related charges of $1,294,000.

      The Company generated cash of $4,518,000 in investing activities during fiscal 2002, consisting primarily of cash acquired from the merger with Visionics of $24,330,000 offset by purchases of marketable securities of $15,607,000, purchases of property and equipment of $3,292,000 and additions to intangible assets of $933,000.

      The Company’s financing activities provided cash of $53,394,000 during fiscal 2002. This was primarily due to proceeds from the sale of common stock.

      The Company did not have any material capital expenditure commitments as of June 30, 2002.

      The Company currently occupies its headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The Company leases office space for its IPS business under operating leases expiring at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

      Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
2003	$7,015,000
2004	7,302,000
2005	7,541,000
2006	6,869,000
2007	6,412,000
Thereafter	10,557,000

Total	$45,696,000

      Included in the above future minimum payments is $12,838,000 related to two leased facilities that were vacated in connection the Company’s merger with Visionics. The Company has recorded a charge of $10,340,000 representing a portion of the future lease costs related to these excess leased facilities. (See Note 3 of Notes to Consolidated Financial Statements).

      While the Company believes that future cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company’s current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Recent Accounting Pronouncements

      The Company evaluates the recoverability of property and equipment and other long-lived assets, excluding goodwill, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. In October 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144, but does not expect its adoption on July 1, 2002 will have a material impact on its financial position and results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. Certain of the Company’s short-term and long-term marketable securities are classified as available-for-sale securities and the cost of securities sold is based on the specific identification method. At June 30, 2002, short-term marketable securities consisted of government securities of $5,143,000 and long-term marketable securities consisted of government securities of $10,269,000. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of the interest rate movements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Identix Incorporated:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 6, 2002

IDENTIX INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$53,346,000	$20,777,000
Marketable securities — short-term	5,143,000	—
Accounts receivable, net	19,880,000	23,154,000
Inventories	11,095,000	6,089,000
Prepaid expenses and other assets	1,412,000	1,768,000

Total current assets	90,876,000	51,788,000
Property and equipment, net	6,243,000	4,587,000
Marketable securities — long-term	10,269,000	—
Goodwill	295,744,000	22,645,000
Acquired intangible assets, net	25,037,000	2,774,000
Other assets	3,086,000	1,692,000

Total assets	$431,255,000	$83,486,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,727,000	$10,595,000
Accrued compensation	6,082,000	3,228,000
Other accrued liabilities	4,032,000	1,307,000
Deferred revenue	6,796,000	4,218,000

Total current liabilities	27,637,000	19,348,000
Deferred revenue	741,000	—
Other liabilities	9,554,000	56,000

Total liabilities	37,932,000	19,404,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding at June 30, 2002 and June 30, 2001	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 84,651,058 and 36,601,242 shares issued and outstanding at June 30, 2002 and June 30, 2001	846,000	366,000
Additional paid-in capital	532,738,000	147,100,000
Accumulated deficit	(141,277,000)	(85,839,000)
Deferred stock-based compensation	(2,540,000)	(1,066,000)
Accumulated other comprehensive loss	(146,000)	(181,000)

Total stockholders’ equity	393,323,000	64,082,000

Total liabilities and stockholders’ equity	$431,255,000	$83,486,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,

	2002	2001	2000

Revenues:
Product revenues	$28,399,000	$35,061,000	$30,925,000
Services revenues	44,791,000	46,767,000	41,770,000

Total revenues	73,190,000	81,828,000	72,695,000

Cost and expenses:
Cost of product revenues	19,475,000	22,787,000	18,261,000
Cost of services revenues	41,928,000	41,783,000	36,634,000
Research, development and engineering	10,620,000	9,649,000	8,022,000
Marketing and selling	14,604,000	16,389,000	10,762,000
General and administrative	17,030,000	13,946,000	9,608,000
Amortization of acquired intangible assets	1,005,000	3,329,000	3,429,000
Restructuring, write-offs and other merger related charges	18,798,000	1,890,000	—
Acquired in-process research and development	6,400,000	—	—
Preferred stock and warrant expense	—	1,259,000	—

Total costs and expenses	129,860,000	111,032,000	86,716,000

Loss from operations	(56,670,000)	(29,204,000)	(14,021,000)
Interest and other income (expense), net	949,000	1,436,000	915,000
Interest expense	—	(113,000)	(141,000)

Loss before income taxes, equity interest in income (loss) of joint venture and cumulative effect of a change in accounting principle	(55,721,000)	(27,881,000)	(13,247,000)
Provision for income taxes	(46,000)	—	(55,000)

Loss before equity interest in income (loss) of joint venture and cumulative effect of a change in accounting principle	(55,767,000)	(27,881,000)	(13,302,000)
Equity interest in income (loss) of joint venture	329,000	281,000	(84,000)

Loss before cumulative effect of a change in accounting principle	(55,438,000)	(27,600,000)	(13,386,000)
Cumulative effect of a change in accounting principle	—	(1,998,000)	—

Net loss	$(55,438,000)	$(29,598,000)	$(13,386,000)

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(1.33)	$(0.82)	$(0.43)
Cumulative effect of a change in accounting principle	—	(0.06)	—

Net loss per share	$(1.33)	$(0.88)	$(0.43)

Weighted average common shares used in basic and diluted loss per share computation	41,609,000	33,807,000	31,441,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible							Accumulated
	Preferred Stock		Common Stock				Deferred	Other
					Additional	Accumulated	Stock-based	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Compensation	Loss	Total

Balance June 30, 1999	—	$—	28,625,958	$286,000	$94,619,000	$(42,855,000)	$(140,000)	$(181,000)	$51,729,000
Net loss	—	—	—	—	—	(13,386,000)	—	—	(13,386,000)
Sale of common stock under stock option plans	—	—	1,650,893	17,000	4,558,000	—	—	—	4,575,000
Sale of common stock under employee stock purchase plan	—	—	32,721	—	236,000	—	—	—	236,000
Sale of common stock under warrant exercise	—	—	905,798	9,000	10,254,000	—	—	—	10,263,000
Sale of common stock by private placement, net of issuance cost	—	—	1,811,594	18,000	13,978,000	—	—	—	13,996,000
Deferred stock- based compensation	—	—	—	—	866,000	—	(866,000)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	221,000	—	221,000

Balance June 30, 2000	—	—	33,026,964	330,000	124,511,000	(56,241,000)	(785,000)	(181,000)	67,634,000
Net loss	—	—	—	—	—	(29,598,000)	—	—	(29,598,000)
Sale of common stock under stock option plans	—	—	919,367	9,000	2,036,000	—	—	—	2,045,000
Sale of common stock under employee stock purchase plan	—	—	165,010	2,000	1,007,000	—	—	—	1,009,000
Sale of common stock by private placement in January 2001, net of issuance costs	—	—	264,901	3,000	1,980,000	—	—	—	1,983,000
Sale of common stock by private placement in June 2001, net of issuance costs	—	—	2,225,000	22,000	14,957,000				14,979,000
Sale of convertible preferred stock to Motorola, net of issuance costs	234,558	3,702,000	—	—	—	—	—	—	3,702,000
Issuance of warrants in connection with sale of convertible preferred stock	—	—	—	—	1,259,000	—	—	—	1,259,000
Deferred stock- based compensation	—	—	—	—	1,170,000	—	(1,170,000)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	889,000	—	889,000
Stock-based compensation	—	—	—	—	180,000	—	—	—	180,000

Balance June 30, 2001	234,558	3,702,000	36,601,242	366,000	147,100,000	(85,839,000)	(1,066,000)	(181,000)	64,082,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	(55,438,000)	—	—	(55,438,000)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	35,000	35,000

Total comprehensive loss	—	—	—	—	—	—	—	—	(55,403,000)
Sale of common stock under stock option plans	—	—	976,884	10,000	4,306,000	—	—	—	4,316,000
Sale of common stock under employee stock purchase plan	—	—	139,417	1,000	694,000	—	—	—	695,000
Sale of common stock by private placement in December 2001, net of issuance costs	—	—	7,390,000	74,000	48,273,000	—	—	—	48,347,000
Issuance of common stock in connection with Visionics acquisition	—	—	39,421,959	394,000	305,128,000	—	—	—	305,522,000
Issuance of options and warrants in connection with Visionics acquisition	—	—	—	—	25,745,000	—	(2,178,000)	—	23,567,000
Issuance of common stock for services received relating to Visionics acquisition	—	—	121,556	1,000	749,000	—	—	—	750,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	704,000	—	704,000
Stock-based compensation	—	—	—	—	743,000	—	—	—	743,000

Balance June 30, 2002	234,558	$3,702,000	84,651,058	$846,000	$532,738,000	$(141,277,000)	$(2,540,000)	$(146,000)	$393,323,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(55,438,000)	$(29,598,000)	$(13,386,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,487,000	5,651,000	5,771,000
Loss on disposal of property and equipment	72,000	11,000	73,000
Equity interest in income (loss) of joint venture	(329,000)	(281,000)	84,000
Stock-based compensation expenses	1,447,000	1,069,000	221,000
Non-cash restructuring, write-offs and other merger related charges	1,294,000	—	—
Write-off of intangible assets and other special charges	57,000	1,890,000	—
Write-off of capitalized software	—	—	304,000
Acquired in-process research and development	6,400,000	—	—
Bad debt expense	1,439,000	1,168,000	469,000
Preferred stock and warrant expense	—	1,259,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	6,643,000	1,576,000	(3,010,000)
Inventories	122,000	(979,000)	95,000
Prepaid expenses and other assets	920,000	(580,000)	(145,000)
Accounts payable	(2,924,000)	2,025,000	(1,199,000)
Accrued compensation	2,862,000	333,000	954,000
Other accrued liabilities	9,511,000	(156,000)	73,000
Deferred revenue	(906,000)	4,111,000	621,000

Net cash used in operating activities	(25,343,000)	(12,501,000)	(9,075,000)

Cash flows from investing activities:
Capital expenditures	(3,292,000)	(3,954,000)	(2,235,000)
Cash acquired from acquisition, net of direct transaction costs	24,330,000	—	—
Proceeds from the sale of property and equipment	20,000	19,000	20,000
Additions to intangibles and other assets	(933,000)	(1,696,000)	(807,000)
Purchases of marketable securities	(15,607,000)	—	—

Net cash provided by (used in) investing activities	4,518,000	(5,631,000)	(3,022,000)

Cash flows from financing activities:
Borrowings under bank lines of credit	—	4,914,000	4,915,000
Payments under bank lines of credit	—	(5,344,000)	(9,081,000)
Principal payments on short-term note	—	—	(200,000)
Proceeds from sales of common and preferred stock	53,394,000	23,719,000	29,070,000

Net cash provided by financing activities	53,394,000	23,289,000	24,704,000

Net increase in cash and cash equivalents	32,569,000	5,157,000	12,607,000
Cash and cash equivalents at beginning of year	20,777,000	15,620,000	3,013,000

Cash and cash equivalents at end of year	$53,346,000	$20,777,000	$15,620,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$113,000	$141,000
Taxes	$—	$—	$18,000
Schedule of non-cash investing and financing activities:
Common stock, options and warrants issued in connection with Visionics acquisition	$331,267,000	$—	$—
Common stock issued for services received relating to Visionics acquisition	$750,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended June 30, 2002

Note 1 —	The Company and Its Significant Accounting Policies

      Identix Incorporated (the “Company”) designs, manufactures, develops and markets products for security, anti-fraud, law enforcement and other applications. In addition, the Company provides information technology, engineering and management consulting services to private and public sector clients through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company (formerly ANADAC, Inc.). The principal markets for the Company’s products are the Americas, Asia, Australia, Europe and the Middle East. The Company historically operated in four business segments: (i) imaging, (ii) security, (iii) government services and (iv) fingerprinting services.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Management Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Need for Additional Financing

      While the Company believes that future cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company’s current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Joint Venture

      In September 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. (“Sylvan”) to form Sylvan/ Identix Fingerprinting Centers, LLC (“SIFC”) for the purpose of providing fingerprinting services. The Company owns a 50% interest in the joint venture. In addition to the Company’s equity interest in the income (loss) from the joint venture, the Company also derives license fees from SIFC, which are included within the interest and other income (expense), net, line item of the consolidated statement of operations.

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

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The portion of the Company’s revenue impacted by SAB 101 is product revenue derived from the sale of equipment that requires installation. Certain of the Company’s Imaging segment equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company’s interpretation of the requirements of SAB 101 resulted in changes to the Company’s accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company’s new accounting method, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as the Company’s Security segment products including DFR-300, DFR-200 and FingerScan V20 continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of TouchPrint Live Scan Systems that generally require installation, upon the final installation and acceptance from the end user.

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

      Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 83% of total services revenue for fiscal 2002, 89% for fiscal 2001 and 86% for fiscal 2000. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Identix Public Sector (“IPS”) is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position or results of operations.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Customers

      In fiscal 2002, 2001 and 2000, the Company had one customer, DOD, which accounted for 45%, 40% and 43% respectively, of total revenue. No other customer accounted for more than 10% of total revenue.

Cash Equivalents and Short-term Marketable Securities

      Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term marketable securities are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined based on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income.

Restricted Cash

      Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At June 30, 2002 and 2001, included in other assets are $1,482,000 and $437,000, respectively, of restricted cash held as collateral under the operating leases for the Company’s Los Gatos, California, Dublin, California and Virginia facilities.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. The Company places cash, cash equivalents, and marketable securities in a variety of financial instruments and, by policy, limit the amount of credit exposure by investing its excess cash and cash equivalents with major banks in money market accounts and by restricting investments in marketable securities to highly rated securities.

      The Company performs ongoing credit evaluations of its customers and provides for expected losses. Management believes that any risk of material loss is reduced due to the Company’s substantial number of government customers, primarily DOD. Accounts receivables from DOD represented 17% of total consolidated accounts receivables at June 30, 2002 and 38% at June 30, 2001.

Suppliers

      Certain components and parts used in the Company’s products are procured from a single source or limited group of suppliers. The Company does not have long-term agreements with any of its suppliers. The failure of a supplier, including a sub-contractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenues and profits.

Fair Value

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method).

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the year ended June 30, 2002, the Company physically disposed of $1,223,000 of inventory which had been provided for at June 30, 2001 due to the respective product’s end of life.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Amortization of equipment held under capital leases and leasehold improvements are computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred.

      The Company evaluates the recoverability of property and equipment and other long-lived assets, excluding goodwill, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 121 requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. In October 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS No. 144 on July 1, 2002 did not have a material impact on its financial position and results of operations.

Intangible Assets

      Acquired intangible assets include developed technology, service/maintenance agreements, patents/core technology, trade name/trademark, order backlog and employee agreements. The acquired intangible assets are amortized over their estimated useful lives ranging from three months to four years, (see Note 2 and Note 6).

Software Development Costs

      Certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. The period of time between technological feasibility and general release of products to customers is generally extremely short. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Research and development expenditures are charged to research and development in the period incurred. At June 30, 2002 and 2001, the Company had capitalized software costs net of amortization of nil and $117,000.

Foreign Currency Translation

      Assets and liabilities of the foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date. Revenues, costs, and expenses are translated using the average exchange rate for the year. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations, as incurred, and have not been significant for the periods presented.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Product Warranty

      The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates made by management utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience.

     Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

     Stock-Based Compensation

      The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Additional pro forma disclosures as required under SFAS No. 123 “Accounting for Stock-Based Compensation” are presented in Note 9. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

     Comprehensive Loss

      Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Identix comprehensive loss has been presented in the Consolidated Statement of Stockholders Equity. The components of accumulated other comprehensive loss are as follows:

	June 30,	June 30,
	2002	2001

Cumulative translation adjustment	$(181,000)	$(181,000)
Unrealized gain on marketable securities	35,000	—

Total accumulated other comprehensive loss	$(146,000)	$(181,000)

      In fiscal 2002 and 2001 the comprehensive loss did not differ from the reported net loss.

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

      Options and warrants to purchase 10,985,438, 7,075,585 and 5,501,084 shares of common stock were outstanding at June 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding at June 30, 2002 and 2001 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      In connection with the Company’s adoption of SAB 101 on July 1, 2000, a cumulative effect adjustment was recognized to reflect an adjustment to the timing of revenue recognition on product sales that require final installation and acceptance. Prior to fiscal 2002, amounts were invoiced to customers when the products were shipped. Commencing with fiscal 2002, the Company began invoicing customers for imaging equipment sales that require installation and acceptance once the installation is complete and acceptance has been obtained. As a result, the Company changed its presentation of deferred revenues and the related accounts receivable for these equipment sales requiring installation to exclude such amounts from the consolidated financial statements. Prior year’s amounts have been reclassified to conform to the current year’s presentation, as follows:

	June 30,	June 30,
	2002	2001

Accounts receivable gross	$19,922,000	$25,608,000
Deferred revenue offset against related accounts receivable	(42,000)	(2,454,000)

Accounts receivable per balance sheet	$19,880,000	$23,154,000

Note 2 — Merger with Visionics Corporation

      On June 25, 2002, Identix completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. As Identix’ merger with Visionics was completed on June 25, 2002, Identix’ consolidated statements of operations for the year ended June 30, 2002, reflect Visionics’ results of operations for only the final three business days of June 2002.

      In connection with this stock-for-stock merger transaction, each outstanding share of Visionics common stock was exchanged for 1.3436 shares of Identix, resulting in the issuance of an aggregate of 39,422,000 shares of Identix common stock for all outstanding shares of Visionics common stock. In addition, all options and warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of Identix common stock. The fair value of Identix’ common stock issued was determined to be $7.75 using the five trading day average price surrounding February 22, 2002, the date the merger was announced. The fair value of Identix’ stock options and warrants issued was determined using the Black-Scholes option pricing model. The following assumptions were used to determine the fair value of the options: expected life of 0.50 years to 2.79 years, risk-free interest rate of 1.38% to 4.03%, expected volatility of 85% and no expected dividend yield. The following assumptions were used to determine the fair value of the warrants: expected life ranging from 0.50 years to 4.67 years, risk-free interest rate ranging from 4.32% to 5.17%, expected volatility of 85% and no expected dividend yield.

      The total purchase price consisted of the following:

Value of Identix’ common stock issued	$305,522,000
Value of Visionics’ options and warrants assumed	25,745,000
Direct transaction costs	3,551,000

Total purchase price	$334,818,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Visionics was as follows:

Tangibles assets acquired:
Cash and cash equivalents	$27,130,000
Accounts receivable	4,810,000
Inventories	5,130,000
Prepaid expenses and other current assets	500,000
Property and equipment	2,153,000

Total tangible assets		$39,723,000
Amortizable intangible assets acquired:
Developed technology	16,100,000
Service/ Maintenance agreements	3,600,000
Patents/ Core technology	2,900,000
Tradename/ Trademark	500,000
Order backlog and employee agreements	300,000

Total amortizable intangible assets		23,400,000
Goodwill		273,099,000
In-process research and development		6,400,000
Fair value of liabilities assumed:
Accounts payable	3,052,000
Other accrued liabilities	2,690,000
Deferred revenue — current	3,484,000
Deferred revenue and other long-term liabilities	756,000

Total liabilities assumed		(9,982,000)
Deferred compensation		2,178,000

Net assets acquired		$334,818,000

      In accordance with SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The amortizable intangible assets acquired have useful lives, as follows: Developed technology — 5 years; Service/ Maintenance agreements — 6 years; Patents/ Core technology — 6 years; Tradename/ Trademark — 3 years; Order backlog and employee agreements — 3 months to 4 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized, but will be tested for impairment at least annually. The goodwill has been assigned to the Company’s Imaging reporting unit, which is also a reportable segment. The goodwill is not deductible for tax purposes.

     Developed Technology and In-Process Research and Development

      A portion of the purchase price has been allocated to developed technology and in-process research and development. The fair value was estimated through a discounted cash flow method using the income approach, which determines the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future. In-process research and development guidelines discussed in the American Institute of Certified Public Accountants IPR&D Practice Aid were utilized in the traditional income

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach. The rates used to discount the net cash flows to their present value are based on Visionics’ weighted average cost of capital and adjusted upwards or downwards, as appropriate, for the asset being valued. Discount rates ranging from 25% to 35% were used for the individual in-process technology products due to the additional risks related to the development and success, and based on the stage of completion of the in-process products. A discount rate of 13% was applied to developed technology to reflect the lack of technological and/or market risk associated with achieving the forecasted sales attributable to those technologies.

      As the basis for identifying the in-process research and development, the development projects were evaluated in the context of Interpretation 4 of FASB Statement No. 2. In accordance with these provisions, the research and development projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a specific review of efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. In addition, each in-process research and development project was reviewed to determine if technological feasibility had been achieved. In assessing Visionics’ research and development projects, many key characteristics of Visionics, the rate of technology changes in the industry, product life cycles, and the various projects’ stage of development were considered. Where development projects had reached technological feasibility, they were classified as developed technology, and the value assigned to developed technology was capitalized. Where the development projects had not reached technological feasibility and had no future alternative uses, they were classified as in-process research and development and were charged to expense upon closing of the merger.

      Visionics’ current product portfolio consists of four main product families: FaceIt, LiveScan, Identification Based Information System (“IBIS”), and Biometric Network Platform (“BNP”). FaceIt products are currently in the market and are sold through resellers. As of June 25, 2002 (the “Valuation Date”), there were no significant in-process developments related to FaceIt products. Visionics has begun significant development efforts to enhance components of the LiveScan, IBIS, and BNP product offerings as of the Valuation Date. The in-process developments by family are: (1) LiveScan — 1000 dots per inch (“dpi”), (2) IBIS — 2nd Generation Remote Data Terminal (“RDT”), and (3) BNP — Automatic Biometric Identification System (“ABIS”).

      LiveScan: The current release of LiveScan is a third generation product, which displays objects at a screen resolution of 500 dpi. As of the Valuation Date, the Company was developing a LiveScan product with 1000 dpi. LiveScan — 1000 dpi will increase the products screen resolution and image quality beyond the current product’s capabilities.

      IBIS: The current release of IBIS products contains a first generation wireless networked RDT. As of the Valuation Date, the Company was developing a second generation RDT for the IBIS family of products.

      BNP: The current release of the BNP is called the Argus System. As of the Valuation Date, the Company was developing ABIS, a back-end scalable database integrated into the BNP.

      The following are the estimated fair value and stage of completion percentages for each of the in-process products as of the Valuation Date:

		Stage of
In-Process Product	Fair Value	Completion

LiveScan — 1000 dpi	$1,800,000	21%
IBIS — 2nd Generation RDT	1,300,000	59%
BNP — ABIS	3,300,000	84%

Total	$6,400,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The biometric industry is a rapidly developing market that requires innovative technology to address the evolving needs of the consumer. Future success in the biometric industry will depend on the Company’s ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis that keep pace with competing technological developments and address the increasingly sophisticated needs of its customers. Visionics’ in-process products are at various stages of development that require further research and development to determine technical feasibility and commercial viability. Current engineering efforts are focused on adding the planned functionalities to the LiveScan, IBIS, and BNP line of products. Developing the new product releases is time-consuming, costly, and complex. There is risk that the developments will not be competitive with other products using alternative technologies that offer comparable functionalities.

Service/ Maintenance Agreements

      The existing service/maintenance agreements relate to the revenue generated by Visionics from fees that users pay when they subscribe to a Visionics service/ maintenance contract. The income approach was used in estimating the fair value of the service/ maintenance agreements. The net cash flows were estimated using the on-going income expected to be generated from the existing service/ maintenance agreements in place as of the Valuation Date. A discount rate of 15% was used to discount the net cash flows to their present value.

Patents/ Core Technology

      The acquired patents/ core technology represents a series of filed patent applications and a patents/ core modular architecture that is used in each of Visionics products. Together, they form a major part of the platform of both the current and planned future releases. In estimating the fair value of patents/ core technology, a variation of the income approach, the royalty savings approach, was used. In the application of the royalty savings approach, the value of the patents/ core technology was estimated by capitalizing the royalties saved because Visionics owned the technology. An estimated 3.0% royalty rate was used as the approximate royalty rate that could be attributable to the patents/ core technology. A discount rate of 21% was used to discount the estimated future royalties saved to their present value.

Unaudited Pro Forma Information

      The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, assuming the acquisition of Visionics occurred on July 1, 2000:

	Fiscal Year Ended June 30,

	2002	2001

Revenues	$105,079,000	$112,301,000
Net loss before cumulative effect of change in accounting principle	$(42,088,000)	$(37,745,000)
Loss per share — basic and diluted	$(.52)	$(.52)
Common shares used in basic and diluted loss per share computation	80,491,000	73,229,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Restructuring, Write-Offs and Other Merger Related Charges

Fiscal 2002

      The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

		Non-Cash	Cash Payments	Restructuring Liability
	Total Charges	Charges	Through June 30, 2002	as of June 30, 2002

Severance and benefits	$6,093,000	$900,000	$2,700,000	$2,493,000
Disposal of fixed assets	1,294,000	1,294,000	—	—
Lease exit costs	10,340,000	—	—	10,340,000
Internal merger costs and other	1,071,000	—	257,000	814,000

Total	$18,798,000	$2,194,000	$2,957,000	$13,647,000

Severance and Benefits

      In July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,597,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $115,000 is included in accrued compensation in the consolidated balance sheet. The Company expects that this amount will be paid by the end of fiscal year 2003.

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $2,378,000 is included in accrued compensation in the consolidated balance sheet. The Company expects that this amount will be substantially paid by June 30, 2003. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of Fixed Assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease Exit Costs

      A charge of $10,340,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities. Of this amount, $1,706,000 is included in other accrued liabilities and $8,634,000 is included in other liabilities in the consolidated balance sheet. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Merger Costs and Other

      The Company incurred internal merger related costs of $587,000 during the period from the announcement of the merger through its completion. Of this amount, $257,000 was paid in the year ended June 30, 2002. The remaining balance is included in accounts payable in the consolidated balance sheet. The Company expects that this amount will be fully paid during fiscal year 2003.

      A charge of $484,000, mostly related to additional costs required to shut down the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group, was recorded. As described below, management made the decision to exit LESD in June 2001. The reserve is included in other accrued liabilities in the consolidated balance sheet. The Company expects this amount will be paid by June 30, 2003.

Fiscal 2001

      In light of continued deteriorating general economic conditions, during the third quarter ended March 31, 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of its products.

      As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that is not profitable and not central to the Company’s revised business strategy.

      The Company recorded charges during fiscal 2001 totaling $4,517,000 consisting of $1,843,000 for the write-down of inventory related primarily to the introduction and end-of-life of certain Imaging and Security products including the introduction of TouchPrint 2000 and the end-of-life of TouchPrint 600 and BioLogon version 2.0; $1691,000 for the write-off of certain IPS’ intangible assets related to software and other capitalized costs that the Company no longer plans to market/use and a $643,000 provision to write-off certain accounts receivables for customers whose financial condition deteriorated subsequent to the revenue being recognized.

      Charges recorded during fiscal 2001 in connection with its review activities, substantially all of which were non-cash in nature, are summarized as follows:

Inventory write-offs and reserves	$1,843,000
Write-off of intangibles and other assets	1,691,000
Allowance for doubtful accounts	643,000
Contract accruals	185,000
Employee separation	155,000

Total	$4,517,000

      These charges were included in the Company’s consolidated statement of operations as follows:

Cost of product revenues	$1,843,000
Cost of services revenues	141,000
General and administrative	643,000
Write-off of intangibles and other special charges	1,890,000

Total	$4,517,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Balance Sheet Detail

	June 30,

	2002	2001

Accounts receivable:
Commercial and other	$13,861,000	$9,637,000
United States Government:
Billed	4,408,000	10,683,000
Unbilled	4,212,000	3,597,000
Other receivables	93,000	639,000
Less: allowance for doubtful accounts	(2,694,000)	(1,402,000)

	$19,880,000	$23,154,000

Inventories:
Purchased parts and materials	$4,190,000	$1,603,000
Work-in-process	4,956,000	1,260,000
Finished goods, including spares	1,949,000	3,226,000

	$11,095,000	$6,089,000

Property and equipment:
Manufacturing, test and office equipment	$9,204,000	$7,559,000
Furniture and fixtures	2,127,000	1,928,000
Leasehold improvements	2,929,000	1,578,000

	14,260,000	11,065,000
Less: accumulated depreciation and amortization	(8,017,000)	(6,478,000)

	$6,243,000	$4,587,000

Acquired intangible assets:
Purchased technology	$28,063,000	$4,663,000
Patents and licenses	204,000	204,000
Capitalized software development costs	1,465,000	1,599,000
Less: accumulated amortization	(4,695,000)	(3,692,000)

	$25,037,000	$2,774,000

Other assets:
Deposits	$761,000	$962,000
Receivables from Company’s 50% owned SIFC joint venture	459,000	687,000
Other assets	1,866,000	43,000

	$3,086,000	$1,692,000

Accrued compensation:
Salary and wages	$1,939,000	$1,622,000
Severance	1,941,000	0
Benefits	1,963,000	1,340,000
Payroll taxes	239,000	266,000

	$6,082,000	$3,228,000

Other accrued liabilities:
Lease exit costs	$1,706,000	$—
Other accrued liabilities	2,326,000	1,307,000

	$4,032,000	$1,307,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,

	2002	2001

Other liabilities:
Lease exit costs	$8,634,000	$—
Severance	552,000	—
Other accrued liabilities	368,000	56,000

	$9,554,000	$56,000

Note 5 —	Lines of Credit

      At June 30, 2002, the Company had two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible accounts receivable including IPS’ accounts receivable. Borrowings under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at June, 2002). The Identix Line of Credit expires on March 28, 2003. At June 30, 2002, there were no amounts outstanding under this line of credit and $9,688,000 was available to borrow.

      The Company’s second line of credit (the “Visionics Line of Credit”) is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under this Line of Credit are secured by substantially all the assets of the Company. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (5.25% at June, 2002). The line of credit will expire on March 30, 2003. At June 30, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

      The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At June 30, 2002, the Company was in compliance with all such covenants.

Note 6 —	Intangible Assets

      The Company’s intangible assets at June 30 were comprised of the following:

	June 30, 2002			June 30, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Developed technology	$16,100,000	$(44,000)	$16,056,000	$—	$—	$—
Service/maintenance agreements	3,600,000	(8,000)	3,592,000	—	—	—
Patents and core technology	7,563,000	(2,961,000)	4,602,000	4,663,000	(2,021,000)	2,642,000
Tradename/Trademark	500,000	(2,000)	498,000	—	—	—
Order backlog and employee contracts	300,000	(11,000)	289,000	—	—	—
Patents and licenses	204,000	(204,000)	—	204,000	(189,000)	15,000
Capitalized software development costs	1,465,000	(1,465,000)	—	1,599,000	(1,482,000)	117,000

	$29,732,000	$(4,695,000)	$25,037,000	$6,466,000	$(3,692,000)	$2,774,000

      Aggregate amortization expense amounted to $1,006,000 and $933,000 for the years ended June 30, 2002 and 2001, respectively.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated amortization expense of intangible assets for each of next five fiscal years is as follows:

For year ended June 30, 2003	$5,616,000
For year ended June 30, 2004	$5,272,000
For year ended June 30, 2005	$4,493,000
For year ended June 30, 2006	$4,328,000
For year ended June 30, 2007	$4,259,000

Note 7 — Adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”

      Effective July 1, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 resulted in a reduction of goodwill amortization expense during fiscal 2002 of approximately $599,000 per quarter. This reduction represents the amount of amortization of goodwill that, in accordance with SFAS No. 142, is no longer subject to amortization. Goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

      The Company’s goodwill balance of $22,645,000 at July 1, 2001 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill has been assigned to the Company’s Security reporting unit, which is also a reportable segment. In December 2001, the Company completed the transitional goodwill impairment testing required by SFAS No. 142 and determined that goodwill is not impaired. The fair value of the Security segment was estimated using the expected present values of future cash flows.

      A reconciliation of previously reported net loss and net loss per share, for each of the three years in the periods ended June 30, 2002, 2001 and 2000, to the amounts adjusted for the exclusion of goodwill amortization is as follows:

	Fiscal Year Ended June 30,

	2002	2001	2000

Reported net loss	$(55,438,000)	$(29,598,000)	$(13,386,000)
Add: Goodwill amortization	—	2,396,000	2,797,000

Adjusted net loss	$(55,438,000)	$(27,202,000)	$(10,589,000)

Basic and diluted net loss per share:
Reported net loss	$(1.33)	$(0.87)	$(0.43)
Goodwill amortization	—	0.07	0.09

Adjusted net loss	$(1.33)	$(0.80)	$(0.34)

Weighted average common shares used in basic and diluted loss per share computation	41,609,000	33,807,000	31,441,000

      The change in the carrying amount of goodwill for the year ended June 30, 2002 resulted solely from the Company’s merger with Visionics and is as follows:

Balance as of July 1, 2001	$22,645,000
Goodwill acquired during the year in connection with the merger with Visionics	273,099,000

Balance as of June 30, 2002	$295,744,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Marketable Securities

      The Company’s portfolio of marketable securities at June 30, 2002 consists of the following:

	Fiscal Year Ended June 30, 2002

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency obligations	$15,377,000	$40,000	$(5,000)	$15,412,000

Total	$15,377,000	$40,000	$(5,000)	$15,412,000

Included in:
Marketable securities — short-term				$5,143,000
Marketable securities — long-term				10,269,000

Total				$15,412,000

      The Company’s portfolio of marketable securities by contractual maturity at June 30, 2002 is as follows:

Due in one year or less	$5,143,000
Due after one year through two years	10,269,000

Total	$15,412,000

Note 9 — Capital Stock

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

     Common Stock

      In connection with the Company’s merger with Visionics (see Note 2), the Company issued an aggregate of 39,422,000 shares of Identix common stock for all outstanding shares of Visionics common stock.

      In December 2001, the Company sold 7,390,000 shares of its Common Stock in a private placement to new and existing institutional investors, pursuant to a stock agreement. The shares were sold at $7.00 per share and resulted in net cash proceeds to the Company of $48,347,000. The purchase price was based on the closing price of the Company’s common stock in the period prior to the execution of the agreement, and represent a

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount of 11.8% to the prior day closing price, 8.7% to the 20-day straight average or 10.8% to the 20-day volume weighted average price, each of which were considered by the Company to be competitively priced for the size of the transaction.

      In June 2001, the Company sold 2,225,000 shares of its common stock at $6.75 per share in a private placement to the State of Wisconsin Investment Board. The sale resulted in net cash proceeds of $14,979,000. The Company has registered the shares for resale.

      In December 2000, the Company entered into a Common Stock Purchase Agreement with VeriSign Capital Management, Inc. (“VeriSign”) pursuant to which, the Company sold, in January 2001, 264,901 shares of its common stock at $7.55 per share. The sale resulted in net cash proceeds to the Company of $1,983,000. The Company has registered the shares for resale.

Employee Stock Options

      In February 2002, the Company adopted the Identix Incorporated 2002 Equity Incentive Plan (“2002 Plan”). Stockholders approved the 2002 Plan in June 2002. The 2002 Plan will expire in 2012. A total of 5,800,000 Shares of the Company’s common stock have been reserved for the issuance under the 2002 Plan. The 2002 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and Non-employee directors of and consultants to the Company. Options generally vest on an annual basis over a period of four years.

      In April 2000, the Company adopted the Identix Incorporated New Employee Stock Incentive Plan (“New Employee Plan”). The New Employee Plan will expire in 2010. In February 2001, the Company amended the New Employee Plan so that a total of 2,500,000 shares of the Company’s common stock are currently reserved for issuance under the New Employee Plan. Under the New Employee Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with the Company, provided such person is not employed by the Company at the time of the award. The New Employee Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible persons; provided, however, that only nonqualified stock options may be granted under the plan. Under the New Employee Plan, the term of any nonqualified stock option granted may not exceed 15 years. Options generally vest on an annual basis over a period of four years.

      In August 1995, the Company’s shareholders approved the Non-Employee Directors Stock Option Plan (“Directors Plan”), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998 and 2000, the stockholders amended the Director’s Plan so that a total of 860,000 shares of the Company’s common stock are currently reserved for issuance under the Directors Plan.

      The Directors Plan provides that when a person who is not, and has not been in the preceding twelve months, an officer or an employee of the Company is elected or appointed a member of the Board, the Company will grant that person on the effective date of such election or appointment (i) a nonqualified stock option to purchase 30,000 shares of Company common stock if less than six months have elapsed since the last annual meeting of stockholders or (ii) a nonqualified stock option to purchase 15,000 shares of common stock if at least six months have elapsed since the last annual meeting of stockholders. The Directors Plan, as currently in effect, further provides that on the first meeting of the Board immediately following the annual meeting of stockholders of the Company (even if held on the same day as the meeting of stockholders), the Company will grant to each non-employee director then in office a nonqualified stock option to purchase an additional 30,000 shares of Company common stock.

      Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Options vest quarterly over a one-year period from the date of grant.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 1995, the stockholders approved the Identix Incorporated Equity Incentive Plan (“1995 Plan”). The 1995 Plan will expire in 2005. In October 1997, 1998 and 2000, the stockholders amended the 1995 Plan so that a total of 4,700,000 shares of the Company’s common stock are currently reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors of and consultants to the Company.

      In October 1992, the stockholders approved the 1992 Incentive Stock Option Plan (“1992 Plan”). The 1992 Plan will expire in 2002. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the 1992 Plan. As of September 17, 2001, no shares are available for issuance under the 1992 plan.

      Under the 1992, 1995 and 2002 Plans, the term of any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.

      In connection with the acquisition of Visionics, the Company has assumed Visionics’ stock option plans. Approximately 3,225,128 shares of the Company’s common stock have been reserved for issuance under the assumed plans and the related options are included in the following table:

	Shares
	Available	Options	Weighted
	for Grant	Outstanding	Average Pice

Balance as of June 30, 1999	616,172	5,007,464	$4.28
Shares reserved upon adoption of amendment to 1995 Plan	1,700,000	—
Shares reserved upon adoption of New Employee Plan	1,500,000	—
Options granted	(1,988,000)	1,988,000	$12.09
Options exercised	—	(1,650,893)	$2.70
Options canceled	227,855	(227,855)	$7.69
Options canceled and expired	—	(254)	$0.26

Balance as of June 30, 2000	2,056,027	5,116,462	$7.26
Shares reserved upon adoption of amendment to Director’s Plan	450,000	—
Shares reserved upon adoption of amendment to New Employee Plan	1,000,000	—
Options granted	(2,508,750)	2,508,750	$11.26
Options exercised	—	(919,367)	$2.13
Options canceled	437,813	(437,813)	$9.40
Options canceled and expired	—	(11,152)	$0.26

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares
	Available	Options	Weighted
	for Grant	Outstanding	Average Pice

Balance as of June 30, 2001	1,435,090	6,256,880	$9.77
Shares reserved upon adoption of amendment to 2002 Plan	5,800,000	—
Shares reserved for Visionics assumed options	3,225,128	—
Shares assumed for Visionics acquisition	(3,225,128)	3,225,128	$4.93
Options granted	(2,124,794)	2,124,794	$7.86
Options exercised	—	(976,884)	$4.25
Options canceled	1,292,943	(1,292,943)	$11.46
Options canceled and expired	—	(14,037)	$11.46

Balance as of June 30, 2002	6,403,239	9,322,938	$7.61

      During fiscal 2002, the Company recognized expense of $1,447,000 for stock options granted to employees at exercise prices below fair market value at the time of grant, for a remeasurement charge related to the modification of stock option terms upon termination of the Company’s former CEO and for stock options granted to non-employees. During fiscal 2001 and 2002, the Company recognized expense of $1,069,000 and $221,000, respectively, for stock options granted to employees at exercise prices below fair market value at the time of grant and for stock options granted to non-employees.

      The following table summarizes options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

		(In years)
$0.01-$4.75	2,469,045	7.64	$2.63	1,381,571	$2.19
$4.88-$7.98	2,375,832	8.29	6.25	816,540	7.07
$7.95-$10.20	2,439,742	8.53	9.21	1,053,304	9.19
$10.69-$16.38	2,038,319	8.41	13.32	1,131,486	14.11

	9,322,938	8.21	$7.61	4,382,901	$7.86

     Employee Stock Purchase Plan

      On October 30, 1998, the Company adopted an employee stock purchase plan (“ESPP”), through which qualified employees of the Company may participate in stock ownership of the Company. At June 30, 2002 shares of common stock reserved for the ESPP totaled 127,242. The cost of each share purchased is 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) June 30 and December 31 purchase date. Pursuant to the ESPP, 139,417, 165,011 and 32,721 shares were issued at a weighted average price of $4.99, $6.12 and $7.20 per share during fiscal 2002, 2001 and 2000, respectively.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pro Forma Disclosures

      The weighted average fair value at date of grant for options granted during fiscal 2002, 2001 and 2000 was $4.72, $8.78 and $5.25 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Year Ended June 30,

	2002	2001	2000

Expected life (years)	3.76	4	4
Risk free interest rate	3.93%	5.31%	6.10%
Volatility	93%	81%	70%
Dividend yield	—%	—%	—%

      The Company’s fair value calculations for employee’s stock purchase rights under the ESPP were made using the Black-Scholes option pricing model with weighted average assumptions consistent with those used for employee grants as indicated above.

      Had compensation expense for the Company’s stock-based compensation plans been determined based on the method prescribed by SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

	Fiscal Year Ended June 30,

	2002	2001	2000

Net loss:
As reported	$(55,438,000)	$(29,598,000)	$(13,386,000)
Pro forma	(64,968,000)	(41,316,000)	(17,343,000)
Net loss per share:
As reported basic and diluted	$(1.33)	$(0.88)	$(0.43)
Pro forma basic and diluted	(1.56)	(1.22)	(0.55)

     Employee Stock Ownership Plan

      The IPS Employee Stock Ownership Plan (“ESOP”) enables eligible employees of IPS to share in the growth of the Company through the acquisition of the Company’s common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant’s base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the ESOP made by the Company. The Company’s expense for the ESOP was $73,000 in fiscal 2002, $94,000 in fiscal 2001 and $77,000 in fiscal 2000. A total of 197,297, 194,610 and 265,651 allocated shares of the Company’s common stock were held by the ESOP at June 30, 2002, 2001 and 2000, respectively.

     Warrants

      In connection with the Company’s merger with Visionics (see Note 2), all warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into warrants to purchase 635,211 shares of the Company’s common stock at exercise prices ranging from $1.24 per share to $12.55 per share. All the warrants issued are immediately exercisable and expire at various dates through October 23, 2006. Warrants to purchase 410,860, 142,344 and 82,007 shares of common stock had per share exercise prices ranging from $1.24 to $1.40, from $4.22 to $5.82 and from $9.83 to $12.55, respectively.

      In connection with the private placement of the Company’s common stock in July 1999, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. A warrant to purchase 33,186 shares of common stock for $10.85 per share was also issued to the broker who arranged the private placement. Under the terms of the agreement, Identix agreed to register for resale the shares and warrants. In April 2000, warrants to purchase 905,798 of the Company’s common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000.

      In connection with the private placement of the Company’s Series A Convertible Preferred Stock, the Company issued to the investor a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant is immediately excercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model and, based on the net cash proceeds received from the sales of Series A Preferred Stock the relative fair value of the warrant totaled $1,259,000.

Note 10 — Related Party Transactions

      A member of the Board of Directors presently owns 38% of Integrated Manufacturing Solutions, Inc., (“IMS”), a manufacturer of integrated circuit boards that provides manufacturing services to the Company. IMS billed the Company approximately $1,076,000, $1,620,000, and $2,920,000 in fiscal 2002, 2001 and 2000, respectively. Amounts outstanding to IMS at June 30, 2002 and 2001 were approximately $48,000 and $33,000, respectively.

      The Company purchases certain complete biometric security products, research and development, engineering and administrative services from International Technology Concepts, Inc. (“IT Concepts”). Two former officers and shareholders of the Company are directors, officers and principal shareholders of IT Concepts. IT Concepts billed the Company approximately $5,263,000 in fiscal 2002, $3,672,000 in fiscal 2001 and $3,080,000 in fiscal 2000. Amounts outstanding to IT Concepts at June 30, 2002 and 2001 were approximately $43,000 and $287,000, respectively.

Note 11 — Income Taxes

      The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes:

	Fiscal Year Ended June 30,

	2002	2001	2000

Federal tax at statutory rate	$(18,833,000)	$(10,037,000)	$(4,582,000)
State tax, net of federal benefit	(1,924,000)	(1,181,000)	(542,000)
Non-deductible preferred stock and warrant expense	—	428,000	—
Stock-based compensation	239,000	—	—
Goodwill amortization	—	1,257,000	1,304,000
Change in valuation allowance	18,634,000	9,513,000	3,818,000
In-process research and development write-off	2,176,000	—	—
Other	(246,000)	20,000	57,000

	$46,000	$—	$55,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) comprise the following:

	June 30,

	2002	2001

Net operating loss and tax credit carryforwards	$55,996,000	$22,994,000
Inventory reserve and basis difference	9,108,000	1,495,000
Depreciation and amortization	661,000	690,000
Accounts receivable and sales reserve	1,108,000	533,000
Deferred revenue	2,148,000	1,964,000
Tax credit	3,088,000	792,000
Other	227,000	150,000

Gross deferred tax assets	72,336,000	28,618,000
Valuation allowance	(61,864,000)	(27,179,000)

Net deferred assets	10,472,000	1,439,000

Unbilled accounts receivable	(1,602,000)	(1,439,000)
Acquired intangibles	(8,870,000)	—

Gross deferred tax liabilities	(10,472,000)	(1,439,000)

Total net deferred tax asset	$—	$—

      The Company has a valuation allowance of $61,864,000 as of June 30, 2002. Based upon the results of the current year operations, the Company’s projected operating results, and all other available objective information, the Company’s management does not believe that sufficient future taxable income will be generated to realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2002 and 2001 are tax benefits attributable to non-compensatory stock options of $2,381,000 and $4,335,000 which, when realized, will be a credit to additional paid-in-capital, respectively.

      The Company has federal net operating loss carryforwards of approximately $156,674,000 and $71,412,000 as of June 30, 2002 and June 30, 2001, available to reduce future taxable income, respectively. As of June 30, 2002 and 2001, the Company has state net operating loss carryforwards of approximately $67,740,000 and $27,137,000, respectively. These carryforwards begin to expire from 2003 through 2022. For federal and state tax purposes, the Company’s net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.

      As of June 30, 2002 and 2001, the Company has federal research and experimentation credit carryforwards of approximately $2,684,000 and $792,000, respectively, which expire from 2008 to 2022. The Company also has state research and experimentation tax credit carryforwards of approximately $436,000 as of June 30, 2002, which will be carried forward indefinitely.

Note 12 — Reportable Segment Data

      The Company has determined that its reportable segments are those based on its method of internal reporting. The Company’s reportable segments are Imaging, Security, Government Services and Fingerprinting Services. Management has organized the Company on product lines. The Company’s reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned. The accounting policies of the segments are the same as those described in Note 1 “The Company and its Significant Accounting Policies”. Identix’ merger with Visionics was completed on June 25, 2002.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Thus, Identix’ consolidated results of operation for the year ended June 30, 2002 reflects Visionics’ results of operations for the final three business days of June 2002. Segment information is as follows:

	Fiscal Year Ended June 30,

	2002	2001	2000

Total revenues:
Imaging	$20,228,000	$27,010,000	$22,313,000
Security	8,171,000	8,051,000	8,612,000
Government Services	46,974,000	50,561,000	45,463,000
Elimination of inter-segment revenues	(2,183,000)	(3,794,000)	(3,693,000)

	$73,190,000	$81,828,000	$72,695,000

Depreciation and amortization:
Imaging	$1,400,000	$1,162,000	$1,080,000
Security	1,453,000	3,751,000	3,773,000
Government Services	634,000	738,000	918,000

	$3,487,000	$5,651,000	$5,771,000

Interest and other income (expense), net:
Imaging	$162,000	$267,000	$244,000
Security	364,000	470,000	124,000
Government Services	35,000	391,000	322,000
Fingerprinting Services	388,000	308,000	225,000

	$949,000	$1,436,000	$915,000

Interest expense:
Imaging	$—	$1,000	$19,000
Security	—	—	14,000
Government Services	—	112,000	108,000

	$—	$113,000	$141,000

Net income (loss):
Imaging	$(29,843,000)	$(4,128,000)	$(1,496,000)
Security	(19,706,000)	(23,783,000)	(13,286,000)
Government Services	(6,606,000)	(2,276,000)	1,255,000
Fingerprinting Services	717,000	589,000	141,000

	$(55,438,000)	$(29,598,000)	$(13,386,000)

Capital expenditures:
Imaging	$635,000	$1,964,000	$1,376,000
Security	406,000	1,229,000	449,000
Government Services	2,251,000	761,000	410,000

	$3,292,000	$3,954,000	$2,235,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,

	2002	2001

Identifiable assets:
Imaging	$398,704,000	$33,870,000
Security	20,985,000	30,579,000
Government Services	11,566,000	19,037,000

	$431,255,000	$83,486,000

Note 13 — Foreign Operations Data

      In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Fiscal Year Ended June 30,

	2002	2001	2000

Total revenues:
North America	$69,587,000	$78,123,000	$68,517,000
International	3,603,000	3,705,000	4,178,000

	$73,190,000	$81,828,000	$72,695,000

	June 30,

	2002	2001

Identifiable assets:
North America	$430,431,000	$82,452,000
International	824,000	1,034,000

	$431,255,000	$83,486,000

Note 14 — Commitments

      The Company currently occupies its headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The Company leases office space for its IPS business under operating leases expiring at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
2003	$7,015,000
2004	7,302,000
2005	7,541,000
2006	6,869,000
2007	6,412,000
Thereafter	10,557,000

Total	$45,696,000

      Included in the above future minimum payments is $12,838,000 related to two leased facilities that were vacated in connection the Company’s merger with Visionics. The Company has recorded a charge of $10,340,000 representing a portion of the future lease costs related to these excess leased facilities. (see Note 3).

      Rent expense is recorded on a straight-line basis over the term of the individual lease. Total rental expense under operating leases was $4,786,000, $2,550,000 and $1,654,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Note 15 —	Recent Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Note 16 —	Subsequent Events

      In July 2002, the Company announced additional workforce reductions of 11 employees primarily in the areas of field service and sales. As a result of this workforce reduction, the Company expects to record a charge of approximately $110,000 during the first quarter of fiscal 2003.

Note 17 —	Quarterly Consolidated Financial Data (Unaudited)

      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended June 30, 2002. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results.

      As discussed in Note 1, the Company changed its accounting method for revenue recognition in the fourth quarter of the year ended June 30, 2001, retroactive to July 1, 2000. Accordingly, the following

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unaudited quarterly consolidated financial data for the first three quarters of the year ended June 30, 2001 has been restated to reflect the impact of the change in accounting method as if adopted on July 1, 2000.

      In thousands, except share and per share amounts:

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002(a)	Total(a)

Revenues	$16,764	$19,512	$19,232	$17,682	$73,190
Gross profit	2,746	3,703	2,989	2,349	11,787
Net loss	$(8,476)	$(6,203)	$(7,464)	$(33,294)	$(55,437)
Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.17)	$(0.72)	$(1.33)
Weighted average common shares used in basic and diluted loss per share computation	36,629,000	37,824,000	44,814,000	46,129,000	41,609,000

(a)	Identix’ merger with Visionics was completed on June 25, 2002. Thus, Identix’ consolidated results of operations for the fourth quarter and year ended June 30, 2002 reflect Visionics’ results of operations for only the final three business days of June 2002.

	Quarters Ended

	September 30, 2000		December 31, 2000		March 31, 2001		June 30, 2001	Total

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated	As Reported	As Reported

Revenues	$21,367	$20,095	$21,226	$20,974	$19,985	$20,224	$20,535	$81,828
Gross profit	4,987	4,322	5,206	5,083	4,204	4,315	3,538	17,258
Loss before cumulative effect of a change in accounting principle	(4,711)	(5,376)	(5,057)	(5,180)	(8,480)	(8,369)	(8,675)	(27,600)
Cumulative effect of a change in accounting principle	—	(1,998)	—	—	—	—	—	(1,998)
Net loss	$(4,711)	$(7,374)	$(5,057)	$(5,180)	$(8,480)	$(8,369)	$(8,675)	(29,598)
Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.14)	$(0.16)	$(0.15)	$(0.15)	$(0.25)	$(0.25)	$(0.25)	$(0.82)
Cumulative effect of a change in accounting principle	—	$(0.06)	—	—	—	—	—	$(0.06)
Basic and diluted net loss per share	$(0.14)	$(0.22)	$(0.15)	$(0.15)	$(0.25)	$(0.25)	$(0.25)	$(0.88)
Weighted average common shares used in basic and diluted loss per share computation	33,208,000	33,208,000	33,439,000	33,439,000	33,954,000	33,954,000	34,638,000	33,807,000

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption “Election of Directors” in the proxy statement to be used in connection with the 2001 Annual Meeting of the Stockholders (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Transactions” and “Employment Agreements” in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1     Financial Statements.

      The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

      (a) 2     Financial Statement Schedules.

      Schedule II — Valuation and Qualifying Accounts and Reserves

      (a) 3     Exhibits.

Exhibit
Number	Description

2.0	Agreement and Plan of Merger dated as of February 22, 2002 by and among Identix, Visionics Corporation and Viper Acquisition Corporation (incorporated by reference to the February 22, 2002 Form 8-K)
3.1	Certificate of Incorporation (incorporated by reference to the December 16, 1998 Form 8-K)
3.2	Amended and Restated Bylaws (incorporated by reference to the May 15, 2002 Form 10-Q)
4.1	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.2	Form of Series I Warrant (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.3	Warrant dated June 29, 2001 between Visionics Corporation and Morgan Keegan, Inc. (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)

Exhibit
Number	Description

4.4	Warrant dated October 11, 2001 between Visionics Corporation and Morgan Keegan & Company, Inc. (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.5	Warrant dated October 24, 2001 between Visionics Corporation and Thomas Pierce (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.6	Form of Warrant dated January 8, 1999 (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.7	Form of Warrant dated June 28, 2001 (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.8	Securities Purchase Agreement between Identix and Motorola, Inc., dated July 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.9	Certificate of Designation of Series A Preferred Stock of Identix (incorporated by reference to the September 26, 2000 Form 10-K)
4.10	Information and Registration Rights Agreement between Identix and Motorola, Inc., dated July 7, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.11	Warrant to Purchase 187,647 Shares of Identix Common Stock, dated July 6, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.12	Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc., dated December 22, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
4.13	Share Purchase Agreement between Identix and State of Wisconsin Investment Board, dated, June 11, 2001 (incorporated by reference to the registration statement on Form S-3, no. 333-63306, filed June 19, 2001)
4.14	Form of Common Stock Purchase Agreement dated November 30, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.1	Identix 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement no. 29-95551)
10.2	ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement 33-55074)
10.3	Identix 1992 Employee Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the registration statement on Form S-8, no. 333-77803, filed May 5, 1999)
10.4	Amendment to Identix 1992 Employee Stock Option Plan, dated June 18, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.5	Second Amendment to Identix 1992 Employee Stock Option Plan, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.6	Identix 1995 Equity Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.7	Identix 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.8	Identix New Employee Stock Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.9	Identix 2002 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.10	Visionics Corporation 1990 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.11	Visionics Corporation 1998 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)

Exhibit
Number	Description

10.12	Visionics Corporation Stock Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.13	Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.14	Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.15	Subcontract between ANADAC and Advanced Engineering and Research Associates, Inc., dated August 25, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.16	Deed of Lease between Brit Limited Partnership and Anadac, Inc. dated September 28, 2000 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.17	Standard Industrial Commercial Multi-Tenant Lease between Identix and Vasona Business Park, dated December 8, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.18	Office Building Lease between Identix and Pacific Gulf Properties Inc., dated July 19, 2000, as amended December 12, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.19	Office Lease between ANADAC and Federal Center Limited Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.20	Lease for the Minnetonka, Minnesota premises dated November 7, 1989 (incorporated by reference to Visionics Corporation’s registration statement on Form S-18, no. 33-36939C, dated December 6, 1990)
10.21	Amendment to Lease for the Minnetonka, Minnesota premises dated March 11, 1996 (incorporated by reference to Visionics Corporation’s December 23, 1997 Form 10-K)
10.22	Compensation Continuation Agreement between Identix and James P. Scullion, dated January 5, 2000 (incorporated by reference to the March 31, 2000 Form 10-Q)
10.23	Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.24	Amendment No. 2 to Compensation Continuation Agreement between Identix and James P. Scullion, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.25	Form of Separation Agreement and Release between Identix and James P. Scullion (incorporated by reference to registration statement of Form S-4, no. 333-84428, filed May 15, 2002)
10.26	Employment Agreement between Identix and Oscar Pieper, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.27	Employment Agreement between Identix and Grant Evans, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.28	Amendment No. 1 to Employment Agreement between Identix and Grant Evans, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.29	Amendment No. 2 to Employment Agreement between Identix and Grant Evans, dated October 25, 2001 (incorporated by reference to the February 14, 2002 Form 10-Q)
10.30	Compensation Agreement between ANADAC and Paul J. Bulger, dated May 11, 1999 (incorporated by reference to the September 28, 2001 Form 10-K)
10.31	Employment Agreement between Identix and Daniel H. Dellegrotti, dated June 21, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.32	Employment Agreement between Identix and Robert McCashin, dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.33	Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)

Exhibit
Number	Description

10.34	Form of Amendment No. 2 to Employment Agreement between Identix and Robert McCashin (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.35	Employment Agreement between Identix and Erik E. Prusch, dated April 2, 2001 (incorporated by reference to the March 5, 2001 Form 10-Q)
10.36	Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.37	Secured Promissory Note dated October 5, 2001 by Erik E. Prusch in favor of Identix (incorporated by reference to the February 14, 2002 Form 10-Q)
10.38	Second Deed of Trust and Assignment of Rents dated October 5, 2001 between Erik E. Prusch, as Trustor, and Identix, as Beneficiary (incorporated by reference to the February 14, 2002 Form 10-Q)
10.39	Form of Indemnification Agreement between Identix and certain of its officers (incorporated by reference to the November 26, 2000 Form 10-Q)
10.40	Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.41	Employment Agreement between Identix and Linda J. Howard, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.42	Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.43	Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.44	Form of Separation Agreement and Release between Identix and Valerie J. Lyons
10.45	Form of Employment Agreement between Identix and Joseph J. Atick (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.46	Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.47	Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.48	Collateral Assignment, Patent Mortgage and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.49	Amendment to Loan Documents dated March 28, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.50	Loan Agreement dated November 19, 2000 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s December 8, 2000 Form 10-K)
10.51	Change in Terms Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.52	Business Loan Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
21.1	Subsidiaries of Identix
23.1	Consent of Independent Accountants
99.1	906 Certifications

      (b) Reports on Form 8-K:

      During the fiscal year ended June 30, 2002, the following reports on Form 8-K were filed:

      Report on Form8-K filed June 27, 2002 confirming the completion of the merger of Viper Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company, with and into Visionics Corporation pursuant to an Agreement and Plan of Merger dated February 22, 2002.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period

Allowance for Doubtful Accounts:
Year ended June 30, 2000	$809,000	$469,000	$212,000	$1,066,000
Year ended June 30, 2001	$1,066,000	$1,168,000	$832,000	$1,402,000
Year ended June 30, 2002	$1,402,000	$1,867,000 (a)	$575,000	$2,694,000
Inventory Reserve:
Year ended June 30, 2000	$1,916,000	$1,096,000	$1,238,000	$1,774,000
Year ended June 30, 2001	$1,774,000	$1,770,000	$1,096,000	$2,448,000
Year ended June 30, 2002	$2,448,000	$730,000 (a)	$1,223,000	$1,955,000

(a)	Included in charges to costs and expenses for the year ended June 30, 2002, are additions for allowance for doubtful accounts and provision for inventory reserves of $428,000 and $543,000, respectively, resulting from Identix’ merger with Visionics Corporation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on the 26th day of September 2002.

IDENTIX INCORPORATED

By:	/s/ JOSEPH J. ATICK

Joseph J. Atick
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph J. Atick and Mark S. Molina, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended June 30, 2002 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. ATICK Joseph J. Atick	President and Chief Executive Officer (Principal Executive Officer)	September 26, 2002

/s/ ERIK E. PRUSCH Erik E. Prusch	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2002

/s/ ROBERT MCCASHIN Robert McCashin	Chairman	September 26, 2002

/s/ MILTON E. COOPER Milton E. Cooper	Director	September 26, 2002

/s/ MALCOLM J. GUDIS Malcolm J. Gudis	Director	September 26, 2002

/s/ JOHN E. HAUGO John E. Haugo	Director	September 26, 2002

/s/ JOHN E. LAWLER John E. Lawler	Director	September 26, 2002

Signature	Title	Date

/s/ GEORGE LATIMER George Latimer	Director	September 26, 2002

/s/ PATRICK H. MORTON Patrick H. Morton	Director	September 26, 2002

CERTIFICATIONS

      I, Joseph J. Atick, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Identix Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ JOSEPH J. ATICK

Joseph J. Atick

Date: September 26, 2002

      I, Erik E. Prusch, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Identix Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:	/s/ ERIK E. PRUSCH

Erik E. Prusch

Date: September 26, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.0	Agreement and Plan of Merger dated as of February 22, 2002 by and among Identix, Visionics Corporation and Viper Acquisition Corporation (incorporated by reference to the February 22, 2002 Form 8-K)
3.1	Certificate of Incorporation (incorporated by reference to the December 16, 1998 Form 8-K)
3.2	Amended and Restated Bylaws (incorporated by reference to the May 15, 2002 Form 10-Q)
4.1	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.2	Form of Series I Warrant (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.3	Warrant dated June 29, 2001 between Visionics Corporation and Morgan Keegan, Inc. (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.4	Warrant dated October 11, 2001 between Visionics Corporation and Morgan Keegan & Company, Inc. (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.5	Warrant dated October 24, 2001 between Visionics Corporation and Thomas Pierce (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.6	Form of Warrant dated January 8, 1999 (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.7	Form of Warrant dated June 28, 2001 (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.8	Securities Purchase Agreement between Identix and Motorola, Inc., dated July 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.9	Certificate of Designation of Series A Preferred Stock of Identix (incorporated by reference to the September 26, 2000 Form 10-K)
4.10	Information and Registration Rights Agreement between Identix and Motorola, Inc., dated July 7, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.11	Warrant to Purchase 187,647 Shares of Identix Common Stock, dated July 6, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.12	Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc., dated December 22, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
4.13	Share Purchase Agreement between Identix and State of Wisconsin Investment Board, dated, June 11, 2001 (incorporated by reference to the registration statement on Form S-3, no. 333-63306, filed June 19, 2001)
4.14	Form of Common Stock Purchase Agreement dated November 30, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.1	Identix 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement no. 29-95551)
10.2	ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement 33-55074)
10.3	Identix 1992 Employee Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the registration statement on Form S-8, no. 333-77803, filed May 5, 1999)
10.4	Amendment to Identix 1992 Employee Stock Option Plan, dated June 18, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)

Exhibit
Number	Description

10.5	Second Amendment to Identix 1992 Employee Stock Option Plan, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.6	Identix 1995 Equity Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.7	Identix 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.8	Identix New Employee Stock Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.9	Identix 2002 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.10	Visionics Corporation 1990 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.11	Visionics Corporation 1998 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.12	Visionics Corporation Stock Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.13	Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.14	Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.15	Subcontract between ANADAC and Advanced Engineering and Research Associates, Inc., dated August 25, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.16	Deed of Lease between Brit Limited Partnership and Anadac, Inc. dated September 28, 2000 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.17	Standard Industrial Commercial Multi-Tenant Lease between Identix and Vasona Business Park, dated December 8, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.18	Office Building Lease between Identix and Pacific Gulf Properties Inc., dated July 19, 2000, as amended December 12, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.19	Office Lease between ANADAC and Federal Center Limited Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.20	Lease for the Minnetonka, Minnesota premises dated November 7, 1989 (incorporated by reference to Visionics Corporation’s registration statement on Form S-18, no. 33-36939C, dated December 6, 1990)
10.21	Amendment to Lease for the Minnetonka, Minnesota premises dated March 11, 1996 (incorporated by reference to Visionics Corporation’s December 23, 1997 Form 10-K)
10.22	Compensation Continuation Agreement between Identix and James P. Scullion, dated January 5, 2000 (incorporated by reference to the March 31, 2000 Form 10-Q)
10.23	Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.24	Amendment No. 2 to Compensation Continuation Agreement between Identix and James P. Scullion, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.25	Form of Separation Agreement and Release between Identix and James P. Scullion (incorporated by reference to registration statement of Form S-4, no. 333-84428, filed May 15, 2002)
10.26	Employment Agreement between Identix and Oscar Pieper, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.27	Employment Agreement between Identix and Grant Evans, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)

Exhibit
Number	Description

10.28	Amendment No. 1 to Employment Agreement between Identix and Grant Evans, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.29	Amendment No. 2 to Employment Agreement between Identix and Grant Evans, dated October 25, 2001 (incorporated by reference to the February 14, 2002 Form 10-Q)
10.30	Compensation Agreement between ANADAC and Paul J. Bulger, dated May 11, 1999 (incorporated by reference to the September 28, 2001 Form 10-K)
10.31	Employment Agreement between Identix and Daniel H. Dellegrotti, dated June 21, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.32	Employment Agreement between Identix and Robert McCashin, dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.33	Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.34	Form of Amendment No. 2 to Employment Agreement between Identix and Robert McCashin (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.35	Employment Agreement between Identix and Erik E. Prusch, dated April 2, 2001 (incorporated by reference to the March 5, 2001 Form 10-Q)
10.36	Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.37	Secured Promissory Note dated October 5, 2001 by Erik E. Prusch in favor of Identix (incorporated by reference to the February 14, 2002 Form 10-Q)
10.38	Second Deed of Trust and Assignment of Rents dated October 5, 2001 between Erik E. Prusch, as Trustor, and Identix, as Beneficiary (incorporated by reference to the February 14, 2002 Form 10-Q)
10.39	Form of Indemnification Agreement between Identix and certain of its officers (incorporated by reference to the November 26, 2000 Form 10-Q)
10.40	Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.41	Employment Agreement between Identix and Linda J. Howard, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.42	Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.43	Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.44	Form of Separation Agreement and Release between Identix and Valerie J. Lyons
10.45	Form of Employment Agreement between Identix and Joseph J. Atick (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.46	Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.47	Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.48	Collateral Assignment, Patent Mortgage and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.49	Amendment to Loan Documents dated March 28, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.50	Loan Agreement dated November 19, 2000 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s December 8, 2000 Form 10-K)

Exhibit
Number	Description

10.51	Change in Terms Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.52	Business Loan Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
21.1	Subsidiaries of Identix
23.1	Consent of Independent Accountants
99.1	906 Certifications