Form 10-Q
period 2002-09-30
IDENTIX INC
filed 2002-11-14
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 1-9641

IDENTIX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-2842496

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.)

5600 Rowland Road, Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

Registrant’s telephone number, including area code: (952) 932-0888

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

85,040,541 shares of Common Stock
as of October 31, 2002

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,

	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$41,332,000	$53,346,000
Marketable securities — short-term	8,209,000	5,143,000
Accounts receivable, net	23,549,000	19,880,000
Inventories	10,003,000	11,095,000
Prepaid expenses and other assets	2,277,000	1,412,000

Total current assets	85,370,000	90,876,000
Marketable securities — long-term	7,244,000	10,269,000
Property and equipment, net	6,153,000	6,243,000
Goodwill	295,744,000	295,744,000
Acquired intangible assets, net	23,491,000	25,037,000
Other assets	2,350,000	3,086,000

Total assets	$420,352,000	$431,255,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,641,000	$10,727,000
Accrued compensation	5,582,000	6,082,000
Other accrued liabilities	5,278,000	4,032,000
Deferred revenue	7,432,000	6,796,000

Total current liabilities	27,933,000	27,637,000
Deferred revenue	568,000	741,000
Other liabilities	11,341,000	9,554,000

Total liabilities	39,842,000	37,932,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 85,014,811 and 84,651,058 shares issued and outstanding, respectively	850,000	846,000
Additional paid-in capital	533,278,000	532,738,000
Accumulated deficit	(155,476,000)	(141,277,000)
Deferred stock-based compensation	(1,955,000)	(2,540,000)
Accumulated other comprehensive gain (loss)	111,000	(146,000)

Total stockholders’ equity	380,510,000	393,323,000

Total liabilities and stockholders’ equity	$420,352,000	$431,255,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Revenues:
Product revenues	$14,152,000	$6,056,000
Services revenues	10,910,000	10,708,000

Total revenues	25,062,000	16,764,000

Cost and expenses:
Cost of product revenues	10,305,000	4,088,000
Cost of services revenues	9,844,000	9,930,000
Research, development and engineering	3,088,000	2,613,000
Marketing and selling	3,251,000	3,451,000
General and administrative	4,883,000	3,528,000
Amortization of acquired intangible assets	1,546,000	233,000
Restructuring, write-offs and other merger related charges	6,755,000	1,712,000

Total costs and expenses	39,672,000	25,555,000

Loss from operations	(14,610,000)	(8,791,000)
Interest and other income (expense), net	374,000	222,000
Interest expense	1,000	—

Loss before income taxes and equity interest in income of joint venture	(14,235,000)	(8,569,000)
(Provision) benefit for income taxes	(22,000)	1,000

Loss before equity interest in income of joint venture	(14,257,000)	(8,568,000)
Equity interest in income of joint venture	58,000	92,000

Net loss	$(14,199,000)	$(8,476,000)

Basic and diluted net loss per share	$(0.17)	$(0.23)

Weighted average common shares used in basic and diluted loss per share computation	84,801,000	36,629,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(14,199,000)	$(8,476,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,090,000	862,000
Gain on disposal of property and equipment	—	44,000
Equity interest in income of joint venture	(58,000)	(92,000)
Stock-based compensation expenses	585,000	254,000
Amortization of premiums on marketable securities	85,000	—
Bad debt expense	148,000	25,000
Non-cash restructuring write-offs and other charges	65,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,817,000)	4,049,000
Inventories	1,092,000	(1,052,000)
Prepaid expenses and other assets	60,000	(214,000)
Accounts payable	(1,086,000)	(2,707,000)
Accrued compensation	(500,000)	(22,000)
Other accrued liabilities	2,968,000	407,000
Deferred revenue	463,000	(346,000)

Net cash used in operating activities	(12,104,000)	(7,268,000)

Cash flows from investing activities:
Capital expenditures	(454,000)	(1,523,000)
Proceeds from the sale of property and equipment	—	7,000
Additions in intangibles and other assets	—	(30,000)

Net cash used in investing activities	(454,000)	(1,546,000)

Cash flows from financing activities:
Proceeds from sales of common and preferred stock	544,000	115,000

Net cash provided by financing activities	544,000	115,000

Net decrease in cash and cash equivalents	(12,014,000)	(8,699,000)
Cash and cash equivalents at period beginning	53,346,000	20,777,000

Cash and cash equivalents at period end	$41,332,000	$12,078,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
THREE MONTHS ENDED SEPTEMBER 30, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2003.

2.	Revenue Recognition Policy

The Company recognizes revenues in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” and of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

The Company’s product revenue is derived from the sale of equipment and software. Certain of the Company’s equipment sales such as its Live Scan Systems generally require installation and training subsequent to shipment and transfer of title. Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as certain security products including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of Live Scan Systems that generally require installation, upon the final installation, training and acceptance from the end user.

The Company also sells several stand-alone software products including BioLogon and software developer kits. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

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

Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 85% and 88% of total services revenue for the three months ending September 30, 2002 and 2001. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Identix Public Sector (“IPS”) is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position or results of operations.

3.	Cash and Liquidity

The Company financed its operations during the three months ended September 30, 2002 primarily from its existing working capital at June 30, 2002. As of September 30, 2002, the Company’s principal sources of liquidity consisted of $57,437,000 of working capital, including $49,541,000 in cash and cash equivalents and short-term marketable securities. The Company also has $11,792,000 available for future borrowings under the Company’s bank lines of credit.

At September 30, 2002, the Company has two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of IPS’ eligible accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at September 30, 2002). The Identix Line of Credit expires on March 28, 2003. At September 30, 2002, there were no amounts outstanding under this line of credit and approximately $9,792,000 was available to borrow.

The Company’s second line of credit (the “Visionics Line of Credit”), which was established by Visionics Corporation (“Visionics”), a wholly owned subsidiary of the Company, is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under the Visionics Line of Credit are collateralized by Visionics’ inventory and accounts receivable. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (5.25% at September 30, 2002). The line of credit will expire on March 30, 2003. At September 30, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At September 30, 2002, the Company was in compliance with such covenants.

4.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	September 30,	June 30,

	2002	2002

Purchased parts and materials	$3,761,000	$4,190,000
Work-in-process	5,172,000	4,956,000
Finished goods, including spares	1,070,000	1,949,000

	$10,003,000	$11,095,000

5.	Restructuring, Write-offs and Other Merger Related Charges

Fiscal 2003

During the three months ended September 30, 2002, the Company recorded merger related expenses totaling $3,171,000 that consisted of $1,826,000 in relocation costs and $1,345,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred.

During the three months ended September 30, 2002, the Company recorded a loss of $3,766,000 on the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, and the sublease income of $2,276,000. During the three months ended September 30, 2002, the Company recorded income of $182,000 through the reversal of a reserve relating to the shut down of the Company’s Virginia Beach-based Law Enforcement

Solutions Division (“LESD”) group as the actual costs to dispose of the division were less than estimated.

Fiscal 2002

In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $992,000 were made during the three months ended September 30, 2001. The remaining liability at September 30, 2001 of $720,000 was included in accrued compensation in the condensed consolidated balance sheets.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	Restructuring				Restructuring
	Liability as of				Liability as of
	June 30, 2002	Additions	Non-Cash Charges	Cash Payments	September 30, 2002

Severance and benefits	$2,493,000	$1,345,000	$—	$2,251,000	$1,587,000
Lease exit costs	10,340,000	3,766,000	247,000	371,000	13,488,000
Internal merger costs and other	814,000	1,644,000	—	2,359,000	99,000

Total	$13,647,000	$6,755,000	$247,000	$4,981,000	$15,174,000

6.	Earnings Per Share

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

Options and warrants to purchase 9,975,937 and 7,255,344 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at September 30, 2002 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

7.	Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2002 and 2001 was $13,942,000 and $8,476,000 respectively.

8.	Unaudited Pro Forma Information

The following table presents the consolidated results of operations on an unaudited pro forma basis, excluding the charge for acquired in-process research and development, as if the June 2002 merger with Visionics Corporation had taken place at the beginning of the period presented:

September 30,

2001

Revenues	$24,923,000
Net Loss	(9,043,000)
Loss per share — basic and diluted	$(0.12)
Common shares used in basic and diluted loss per share computation	76,051,000

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the merger occurred at the beginning of the period presented or the results which may occur in the future. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the merger had occurred as of the beginning of the period presented or that may occur in the future.

9.	Reportable Segment Data

The Company has determined that its reportable segments are those based on its method of internal reporting. The Company’s reportable segments are Products and Services. The Company’s reportable segments are strategic business units that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned.

	Three Months Ended September 30,

	2002	2001

Total revenues:
Product	$14,152,000	$6,056,000
Services	10,910,000	10,708,000

	$25,062,000	$16,764,000

Loss from operations:
Product	$(10,677,000)	$(7,660,000)
Services	(3,933,000)	(1,131,000)

	$(14,610,000)	$(8,791,000)

	September 30,	June 30,

	2002	2002

Identifiable assets:
Product	$408,961,000	$419,689,000
Services	11,391,000	11,566,000

	$420,352,000	$431,255,000

10.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended September 30,

	2002	2001

Total revenues:
North America	$24,310,000	$16,424,000
International	752,000	340,000

	$25,062,000	$16,764,000

	September 30,	June 30,

	2002	2002

Identifiable assets:
North America	$419,499,000	$430,431,000
International	853,000	824,000

	$420,352,000	$431,255,000

11.	Recent Accounting Pronouncements

Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption did not have a material impact on its financial position and results of operations.

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

12.	Subsequent Event

In October 2002, the Company obtained exclusive ownership of the source code and core technology underlying certain software from Keyware Technologies NV for $500,000. The software will add to an overall identity management system that allows for the central management of the authentication process on a secure user basis.

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

OVERVIEW

     Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the Company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments — most notably, government and law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company. The Company also provides public sector services through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company.

     On June 25, 2002, the Company completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. As the Company’s merger with Visionics was consummated on June 25, 2002, the Company’s consolidated statements of operations for the fourth quarter and year ended June 30, 2002, reflect Visionics’ results of operations for the final three business days of June 2002. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of the Company’s, resulting in the issuance of an aggregate of 39,422,000 shares of the Company’s common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of the Company’s common stock. The total purchase price was $334,818,000.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

     Revenues for the three months ended September 30, 2002 were $25,062,000 compared to $16,764,000 for the same period in the prior fiscal year. The increase in revenues of 49% for the three months ended September 30, 2002 was primarily due to an increase in product sales resulting from the Visionics merger and an increase in government services sales. For a comparable period last year Visionics revenue was $8,159,000. For the three months ended September 30, 2002 and 2001, the Company had one customer, the DOD, which accounted for 29% and 47%, respectively, of total revenue.

     Product revenues were $14,152,000 for the three months ended September 30, 2002, compared to $6,056,000 for the same period in the prior fiscal year. The increase in product revenue of 134% for the three months ended September 30, 2002 was primarily due to the Visionics merger, including particular strength in the Company’s live scan product line. For a comparable period last year Visionics revenue was $8,159,000.

     International sales accounted for $752,000 or 5% of the Company’s product revenues for the three months ended September 30, 2002 compared to $340,000 or 6% for the same period in the prior fiscal year. The increase in international sales for the three months ended September 30, 2002 was due to increased sale of products in Europe. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $10,910,000 for the three months ended September 30, 2002 up 2% when compared to $10,708,000 for the same period in the prior fiscal year. The majority of the Company’s services revenues are generated directly from contracts with the U.S. Government, principally the DOD. For the three months ended September 30, 2002, revenues directly from the DOD and from other U. S. Government agencies accounted for 85% of the Company’s total services revenues compared to 88% for the same period in the prior fiscal year. Services revenues were not impacted by the merger with Visionics.

     The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three months ended September 30, 2002 and 2001, the Company derived 93% and 90%, respectively, of services revenues from FFP and T&M and contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 7% and 10%, respectively, of its services revenues for the three months ended September 30, 2002 and 2001. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audits will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position, results of operations, or cash flows.

     Gross margin on product revenues was 27% for the three months ended September 30, 2002 and 33% for the three months ended September 30, 2001. The decrease in product gross margin for the three months ended September 30, 2002 reflects continued market price pressures on the Company’s product lines, costs associated with integrating facilities and lower unit volumes that resulted in underabsorbed overhead costs. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 10% for the three months ended September 30, 2002 as compared to 7% for the same period in the prior fiscal year. The increase in gross margin for the three months ended September 30, 2002 compared to the prior year was primarily due to a decrease in indirect overhead expenses.

Research, Development and Engineering

     Research, development and engineering expenses were $3,088,000 or 22% of product revenues for the three months ended September 30, 2002 compared to $2,613,000 or 43% of product revenues for the same period in the prior fiscal year. The increase in research, development and engineering expenses for the three months ended September 30, 2002 is primarily due to the increase use of outside contractors and related expenses to further develop and enhance the Company’s products. The Company believes investment in research and development is critical in maintaining a strong technological position in the industry.

Marketing and Selling

     Marketing and selling expenses were $3,251,000 or 13% of total revenues for the three months ended September 30, 2002 compared to $3,451,000 or 21% of total revenues for the same period in the prior fiscal year. The decrease in marketing and selling expenses was primarily due to reduced staffing, from 81 employees to 78 employees, as part of the Company’s restructuring efforts and continued control of marketing expenditures.

General and Administrative

     General and administrative expenses were $4,883,000 or 19% of total revenues for the three months ended September 30, 2002 compared to $3,528,000 or 21% of total revenues for the same period in the prior fiscal year. The increase in general and administrative expenses was due to increased stock option amortization expenses associated with the Visionics merger, increased recruitment fees and subcontractor costs and increased headcount, from 10 employees to 14 employees, in the Company’s Information Technology department.

Restructuring Write-offs and Other Merger Related Charges

     Fiscal 2003

     During the three months ended September 30, 2002, the Company recorded merger related expenses totaling $3,171,000 that consisted of $1,826,000 in relocation costs and $1,345,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred.

     During the three months ended September 30, 2002, the Company recorded a loss of $3,766,000 on the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, and the sublease income of $2,276,000. During the three months ended September 30, 2002, the Company recorded income of $182,000 through the reversal of a reserve relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group as the actual costs to dispose of the division were less than estimated.

     Fiscal 2002

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $992,000 were made during the three months ended September 30, 2001. The remaining liability at September 30, 2001 of $720,000 was included in accrued compensation in the condensed consolidated balance sheets.

     The following table represents a summary of restructuring, write-offs and other merger related charges:

	Restructuring				Restructuring
	Liability as of				Liability as of
	June 30, 2002	Additions	Non-Cash Charges	Cash Payments	September 30, 2002

Severance and benefits	$2,493,000	$1,345,000	$—	$2,251,000	$1,587,000
Lease exit costs	10,340,000	3,766,000	247,000	371,000	13,488,000
Internal merger costs and other	814,000	1,644,000	—	2,359,000	99,000

Total	$13,647,000	$6,755,000	$247,000	$4,981,000	$15,174,000

Interest and Other Income (Expense), net

     For the three months ended September 30, 2002, interest and other income (expense), net was $374,000 compared to $222,000 for the same period in the prior fiscal year. The increase in interest and other income (expense), net was primarily due to proceeds of $96,000 received for the Company’s assignment of a certain trademark and the release of any rights to a certain patent. Interest and other income for the three months ending September 30, 2002 and 2001 was primarily composed of interest income of $167,000 and $178,000, respectively, license fees from Sylvan Identix Fingerprinting Centers (“SIFC”) of $99,000 and $86,000, respectively and miscellaneous income of $96,000 and nil, respectively.

Interest Expense

     Interest expense was $1,000 for the three months ended September 30, 2002 compared to nil for the same period in the prior fiscal year. There have been no borrowings under the Company’s lines of credit for the three months ended September 30, 2002 and 2001. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom.

Benefit (Provision) for Income Taxes

     The Company recorded income tax provisions of $22,000 for the three months ended September 30, 2002. The provision consisted of certain state franchise taxes. During the same period in the prior fiscal year the Company experienced a tax benefit of $1,000.

Equity Interest in Income of Joint Venture

     The equity interest in income of joint venture represents the Company’s 50% share of the results of SIFC. For the three months ended September 30, 2002 and 2001, the Company’s equity interest in joint venture income was $58,000 and $92,000, respectively. The decrease in the equity interest was due to decreased net income of SIFC.

Liquidity and Capital Resources

     The Company financed its operations during the three months ended September 30, 2002 primarily from its working capital at June 30, 2002. As of September 30, 2002, the Company’s principal sources of liquidity consisted of $57,437,000 of working capital including $49,541,000 in cash and cash equivalents and short-term marketable securities. The Company also has $11,792,000 available for future borrowings under the Company’s bank lines of credit.

     At September 30, 2002, the Company has two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of IPS’ eligible accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at September 30, 2002). The Identix Line of Credit expires on March 28, 2003. At September 30, 2002, there were no amounts outstanding under this line of credit and approximately $9,792,000 was available to borrow.

     The Company’s second line of credit (the “Visionics Line of Credit”), which was established by Visionics Corporation (“Visionics”), a wholly owned subsidiary of the Company, is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under the Visionics Line of Credit are collateralized by Visionics’ inventory and accounts receivable. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (5.25% at September 30, 2002). The line of credit will expire on March 30, 2003. At September 30, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

     The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At September 30, 2002, the Company was in compliance with such covenants.

     The Company used cash in operating activities of $12,104,000 during the three months ended September 30, 2002 as compared to $7,268,000 for the same period in the prior fiscal year. The primary use of cash for the three months ended September 30, 2002 was due to (i) the net loss of $14,199,000 which includes a one-time charge for merger and acquisition related charges of $6,755,000, depreciation and amortization of $2,090,000, and (ii) an increase in accounts receivable of $3,817,000, decreases in accounts payable of $1,086,000 and deferred compensation of $500,000 partially offset by an increase in other accrued liabilities of $2,968,000 and a decrease in inventories of $1,092,000. The primary use of cash during the three months ended September 30, 2001 was due to (i) the net loss of $8,476,000 which includes a one-time charge for restructuring expense of $1,712,000, depreciation and amortization of $862,000 and (ii) a decrease in accounts receivable of $4,049,000, partially offset by a decrease in accounts payable of $2,707,000 and an increase in inventories of $1,052,000.

     The Company used cash for investing activities during the three months ended September 30, 2002 and 2001, of $454,000 and $1,546,000, respectively, consisting primarily for the purchase of property and equipment.

     The Company generated cash from financing activities of $544,000 from the exercise of stock options during the three months ended September 30, 2002 as compared to cash generated from financing activities of $115,000 for the same period in the prior fiscal year.

     The Company did not have any material capital expenditure commitments as of September 30, 2002.

     The Company currently occupies its Minnesota headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008.

The Company leases office space for its IPS business under operating leases expiring at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

     Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
2003	$5,261,000
2004	7,302,000
2005	7,541,000
2006	6,869,000
2007	6,412,000
Thereafter	10,557,000

Total	$43,942,000

     Included in the above future minimum payments is $12,329,000 related to two leased facilities that were vacated in connection the Company’s merger with Visionics. At June 30, 2002 the Company recorded a charge of $10,340,000 representing a portion of the future lease costs related to these excess leased facilities.

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

Recent Accounting Pronouncements

     Effective July 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The adoption did not have a material impact on its financial position and results of operations.

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

RISK FACTORS

     This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth in the Company’s annual report on Form 10-K.

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

     Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain wide market acceptance.

We face intense competition from other biometric solution providers as well as identification and security systems providers.

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for fingerprint biometric security applications that currently compete or will compete directly with those products designed, developed and sold under our line of “Security” products. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices. Other companies have developed or are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, hand geometry, voice and facial structure. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our Security products and services have significantly more financial and other resources than we have. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may yet enter the market and become significant long-term competitors.

     The products designed, developed and sold under our line of products known as our “Imaging” products also face intense competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola), and CrossMatch Technologies, Inc.

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

Integration of our business and Visionics’ business following our merger may be difficult to achieve, which may adversely affect operations.

     Our merger with Visionics, which was completed in June 2002, continues to present risks related to the integration and management of technology, operations and personnel of two companies. The integration of the businesses of the two companies is a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We operate with Visionics as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

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

     In addition, prior to the merger, Visionics was co-headquartered in New Jersey and Minnesota, with offices in five locations, and Identix was headquartered in Northern California, with offices in nine locations. After the merger, we moved our headquarters to Minnesota. The geographic distances and the consolidation of operations increase the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not be successful in overcoming these risks or any other problems encountered in connection with the integration of the companies.

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

     The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Should our products be considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

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

     A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with itrust’s solutions. Some of these companies have significantly more cash and resources than we do, and may currently offer a broader or more robust range of solutions than those currently available through the itrust offering. The wired and wireless security and authentication marketplace is rapidly evolving and intensely competitive and we believe that additional competitors may yet enter the market and become significant long-term competitors.

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

     Our wholly-owned subsidiary, IPS, is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	reduced demand for products and services caused by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	the lack of availability of government funds;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions or mergers;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume certain of our products that may contain complex designs and components.

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

     Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result.

     It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

The substantial lead-time required for ordering parts and materials may lead to excess or insufficient inventory.

     The lead-time for ordering parts and materials and building many of our products can be many months. As a result, we must order parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.

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

     For the three months ended September 30, 2002, we derived approximately 85% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

     For the three months ended September 30, 2002, we derived approximately 93% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

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

     Furthermore, in many instances, customer procurements are dependent on the availability or continued availability of federal, state or local government funds or grants and general tax funding. Such funding may not be approved or, if approved, it may not be available for the purchase of our products or solutions, and even if such funding is approved and available, such funds may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

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

     A significant portion of our product revenues comes from sales to partners including OEM, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

     We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

We rely heavily on products and services provided by International Technology Concepts, Inc. (“IT Concepts”).

     Many of our product lines require the purchase of certain complete biometric security and imaging products, components of products and research, development and engineering services related to the development of products from IT Concepts. IT Concepts is also contributing to the development of certain of itrust’s solutions. In turn, IT Concepts subcontracts portions of its development work to an affiliate in Russia and brings in a portion of its engineering and personnel resources from Russia under applicable immigration laws. In recent years competition for a limited number of available visas for foreign high-technology workers and/or consultants has intensified as more U.S. companies have chosen to look abroad for supplemental research, development and engineering resources.

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

     For the year ended June 2002, and the three months ended September 30, 2002, we derived approximately 13% and 5%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

     There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries, or successfully rely on supplemental offshore research and development resources.

     Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including “crime control” products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

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

     As of September 30, 2002, the State of Wisconsin Investment Board owned approximately 9% of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We merged with Visionics in fiscal 2002 and acquired Identicator Technology, Inc. (“Identicator Technology”) in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. We also acquired certain software and source code assets in October 2002. These and any other acquisitions and/or mergers by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

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

     In addition, geographic distances may make integration of businesses or the acquisition of assets more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any mergers or acquisitions.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

     We are dependent on the continued availability of the services of Dr. Joseph J. Atick, the Company’s President and CEO, as well as certain of our other employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of the key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

     Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

     If we lose the services of Dr. Atick or other key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that Identix’ disclosure controls and procedures are adequate and effective in timely alerting them to material information required to be included in our periodic SEC reports.

     It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and, if necessary or appropriate, to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal in this process is to ensure that our senior management and board of directors have timely access to all material financial and non-financial information concerning our consolidated business and operations. While we believe the present design of our disclosure controls and procedures is adequate and effective to achieve our goal, future events affecting our consolidated business and operations may cause us to significantly modify our disclosure controls and procedures.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not party to any material legal proceedings.

Item 2. Changes in Securities

None during the quarter ended September 30, 2002.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description

99.1	906 Certifications

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on November 14, 2002.

IDENTIX INCORPORATED

BY: /s/ Erik E. Prusch Erik E. Prusch Chief Financial Officer

CERTIFICATIONS

I, Joseph J. Atick, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Identix Incorporated (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Joseph J. Atick Joseph J. Atick President and Chief Executive Officer

Date:	November 14, 2002

I, Erik E. Prusch, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Identix Incorporated (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Erik E. Prusch Erik E. Prusch Chief Financial Officer

Date:	November 14, 2002