Form 10-Q
period 2002-12-31
IDENTIX INC
filed 2003-02-14
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2002 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES  ☒   NO☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

85,403,374 shares of Common Stock
as of January 31, 2003

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,

	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$41,067,000	$53,346,000
Marketable securities — short-term	8,468,000	5,143,000
Accounts receivable, net	22,318,000	19,880,000
Inventories	8,737,000	11,095,000
Prepaid expenses and other assets	1,524,000	1,412,000

Total current assets	82,114,000	90,876,000
Marketable securities — long-term	1,031,000	10,269,000
Property and equipment, net	5,374,000	6,243,000
Goodwill	295,744,000	295,744,000
Acquired intangible assets, net	22,618,000	25,037,000
Other assets	2,581,000	3,086,000

Total assets	$409,462,000	$431,255,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,457,000	$10,727,000
Accrued compensation	3,882,000	6,082,000
Other accrued liabilities	5,501,000	4,032,000
Deferred revenue	6,818,000	6,796,000

Total current liabilities	24,658,000	27,637,000
Deferred revenue	498,000	741,000
Other liabilities	10,468,000	9,554,000

Total liabilities	35,624,000	37,932,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 85,268,269 and 84,651,058 shares issued and outstanding, respectively	853,000	846,000
Additional paid-in capital	534,016,000	532,738,000
Accumulated deficit	(163,028,000)	(141,277,000)
Deferred stock-based compensation	(1,547,000)	(2,540,000)
Accumulated other comprehensive loss	(158,000)	(146,000)

Total stockholders’ equity	373,838,000	393,323,000

Total liabilities and stockholders’ equity	$409,462,000	$431,255,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Revenues:
Product revenues	$12,512,000	$6,527,000	$26,664,000	$12,583,000
Services revenues	10,004,000	12,985,000	20,914,000	23,693,000

Total revenues	22,516,000	19,512,000	47,578,000	36,276,000

Cost and expenses:
Cost of product revenues	8,781,000	4,008,000	19,086,000	8,096,000
Cost of services revenues	8,787,000	11,801,000	18,631,000	21,731,000
Research, development and engineering	2,690,000	2,254,000	5,778,000	4,868,000
Marketing and selling	3,401,000	3,497,000	6,652,000	6,948,000
General and administrative	4,056,000	4,121,000	8,939,000	7,649,000
Amortization of acquired intangible assets	1,373,000	233,000	2,919,000	466,000
Restructuring, write-offs and other merger related charges	1,550,000	—	8,305,000	1,712,000

Total costs and expenses	30,638,000	25,914,000	70,310,000	51,470,000

Loss from operations	(8,122,000)	(6,402,000)	(22,732,000)	(15,194,000)
Interest and other income, net	673,000	178,000	1,047,000	400,000
Interest expense	(5,000)	—	(4,000)	—

Loss before income taxes and equity interest in income (loss) of joint venture	(7,454,000)	(6,224,000)	(21,689,000)	(14,794,000)
(Provision) benefit for income taxes	8,000	—	(14,000)	1,000

Loss before equity interest in income of joint venture	(7,446,000)	(6,224,000)	(21,703,000)	(14,793,000)
Equity interest in (loss)/ income of joint venture	(106,000)	21,000	(48,000)	113,000

Net loss	$(7,552,000)	$(6,203,000)	$(21,751,000)	$(14,680,000)

Basic and diluted net loss per share	$(0.09)	$(0.16)	$(0.26)	$(0.39)

Weighted average common shares used in basic and diluted loss per share computation	85,124,000	37,824,000	84,962,000	37,226,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(21,751,000)	$(14,680,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,167,000	1,713,000
Loss on disposals of property and equipment	—	44,000
Equity interest in loss (income) on joint venture	48,000	(113,000)
Realized gain on sales of securities	(236,000)	—
Stock-based compensation expense	932,000	307,000
Amortization of premiums on marketable securities	88,000	—
Bad debt expense	589,000	136,000
Non-cash restructuring write-offs and other charges	441,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,013,000)	5,742,000
Inventories	2,358,000	(705,000)
Prepaid expenses and other assets	273,000	297,000
Accounts payable	(2,270,000)	(3,091,000)
Accrued compensation	(2,200,000)	(46,000)
Other accrued liabilities	2,383,000	(227,000)
Deferred revenue	(221,000)	(845,000)

Net cash used in operating activities	(18,412,000)	(11,468,000)

Cash flows from investing activities:
Proceeds from the sales of marketable securities	15,599,000	—
Purchases of marketable securities	(9,492,000)	—
Capital expenditures	(820,000)	(2,526,000)
Proceeds from the sale of property and equipment	—	7,000
Additions of intangibles and other assets	(500,000)	(421,000)

Net cash provided (used) by investing activities	4,787,000	(2,940,000)

Cash flows from financing activities:
Proceeds from sales of common and preferred stock	1,346,000	52,515,000

Net cash provided by financing activities	1,346,000	52,515,000

Net (decrease) increase in cash and cash equivalents	(12,279,000)	38,107,000
Cash and cash equivalents at period beginning	53,346,000	20,777,000

Cash and cash equivalents at period end	$41,067,000	$58,884,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three or six months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates.

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

The Company’s product revenue is derived from the sale of equipment and software, as well as maintenance contracts related to the Company’s product lines. Certain of the Company’s equipment sales such as its Live Scan Systems generally require installation and training subsequent to shipment and transfer of title. Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as certain security products including DFR-2080, DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of Live Scan Systems that generally require installation, upon the final installation, training and acceptance from the end user.

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

The majority of the Company’s service revenues are generated from the U.S. Government under various firm fixed-price (“FFP”), time-and-material (“T&M”) and cost reimbursement contracts. Revenues on FFP contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on T&M contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost plus fixed fee (“CPFF”) contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable represent revenue accrued which becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

Services revenues from contracts directly with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 80% and 82% of total services revenue for the three and six months ending December 31, 2002 compared to 78% and 84% for the same periods in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. Identix Public Sector (“IPS”) is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audit will have no material effect on the Company’s financial position, or results of operations, there can be no assurance that no adjustment will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Cash and Credit Facilities

The Company financed its operations during the six months ended December 31, 2002, primarily from its working capital at June 30, 2002. As of December 31, 2002, the Company’s principal sources of liquidity consisted of $57,456,000 of working capital including $49,535,000 in cash and cash equivalents and short-term marketable securities. The Company also has $10,699,000 available for future borrowings under the Company’s bank lines of credit.

At December 31, 2002, the Company has two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of the Company’s eligible service business accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (4.75% at December 31, 2002). The Identix Line of Credit expires on March 28, 2003. At December 31, 2002, there were no amounts outstanding under this line of credit and approximately $8,699,000 was available to borrow.

The Company’s second line of credit (the “Visionics Line of Credit”), which was established by Visionics Corporation (“Visionics”), a wholly owned subsidiary of the Company, is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under the Visionics Line of Credit are collateralized by Visionics’ inventory and accounts receivable. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (4.75% at December 31, 2002). The line of credit will expire on March 30, 2003. At December 31, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At December 31, 2002, the Company was in compliance with such covenants.

4.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	December 31,	June 30,

	2002	2002

Purchased parts and materials	$3,140,000	$4,190,000
Work-in-process	3,458,000	4,956,000
Finished goods, including spares	2,139,000	1,949,000

	$8,737,000	$11,095,000

5.	Restructuring, Write-offs and Other Merger Related Charges

Fiscal 2003

During the three and six months ended December 31, 2002, the Company recorded restructuring and merger related expenses totaling $1,550,000 and $8,305,000 respectively. For the three months ended December 31, 2002 these costs consisted of $397,000 in relocation costs for Identix employees and facilities, $194,000 associated with the disposal of fixed assets, $299,000 related to lease exit costs and $660,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred. For the six months ended December 31, 2002, these costs consisted of $2,041,000 in relocation costs, $194,000 associated with the disposal of fixed assets, $4,065,000 related to lease exit costs and $2,005,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred.

Lease exit costs of $299,000 were recorded for the three months ended December 31, 2002, and are related to revised estimated lease exit costs that were non-recoverable at the Company’s Dublin, California facility.

Of the lease exit costs of $4,065,000 recorded during the six months ended December 31, 2002, $3,766,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $2,276,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the six months ended December 31, 2002, the Company reversed an earlier reserve of $182,000 relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the division were less than estimated. In addition, the Company recorded a loss of $299,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the six months ended December 31, 2002

	Restructuring				Restructuring
	Liability as of				Liability as of
	June 30, 2002	Additions	Non-Cash Charges	Cash Payments	December 31, 2002

Severance and benefits	$2,493,000	$2,005,000	$—	$3,642,000	$856,000
Disposal of fixed assets	—	194,000	194,000	—	—
Lease exit costs	10,340,000	4,065,000	247,000	1,103,000	13,055,000
Internal merger costs and other	814,000	2,041,000	—	2,756,000	99,000

Total	$13,647,000	$8,305,000	$441,000	$7,501,000	$14,010,000

Fiscal 2002

In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,306,000 were made during the six months ended December 31, 2001. The remaining liability was paid during the year ended June 30, 2002.

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

Options and warrants to purchase 9,690,000 and 6,722,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-

dilutive. Also 235,000 shares of convertible preferred stock were outstanding at December 31, 2002 and are convertible into 236,000 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

7.	Comprehensive Loss

Comprehensive loss for the three and six months ended December 31, 2002 was $7,821,000 and $21,763,000 compared to $6,203,000 and $14,680,000 for the same period in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

8.	Unaudited Pro Forma Information

On June 25, 2002, the Company completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of the Company’s common stock, resulting in the issuance of an aggregate of 39,422,000 shares of the Company’s common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of the Company’s common stock. The total purchase price was $334,818,000.

The following table presents the consolidated results of operations on an unaudited pro forma basis, excluding the charge for acquired in-process research and development, as if the June 2002 merger with Visionics Corporation had taken place at the beginning of the periods presented:

	Three Months ended	Six Months ended
	December 31,	December 31,

	2001	2001

Revenues	$26,991,000	$51,914,000
Net Loss	(9,586,000)	(20,380,000)
Loss per share — basic and diluted	$(0.12)	$(0.27)
Common shares used in basic and diluted loss per share computation	77,246,000	76,648,000

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the merger occurred at the beginning of the periods presented or the results which may occur in the future. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the merger had occurred as of the beginning of the period presented or that may occur in the future.

9.	Reportable Segment Data

The Company has determined that its reportable segments are those based on its method of internal reporting. Effective July 1, 2002, the Company reorganized in conjunction with the merger with Visionics and the new reportable segments are Products and Services. The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned.

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Total revenues:
Product	$12,512,000	$6,527,000	$26,664,000	$12,583,000
Services	10,004,000	12,985,000	20,914,000	23,693,000

	$22,516,000	$19,512,000	$47,578,000	$36,276,000

Loss from operations:
Product	$(7,991,000)	$(5,775,000)	$(18,668,000)	$(13,435,000)
Services	(131,000)	(627,000)	(4,064,000)	(1,759,000)

	$(8,122,000)	$(6,402,000)	$(22,732,000)	$(15,194,000)

	December 31,	June 30,

	2002	2002

Identifiable assets:
Product	$398,496,000	$419,689,000
Services	10,966,000	11,566,000

	$409,462,000	$431,255,000

10.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Total revenues:
North America	$21,432,000	$18,473,000	$45,549,000	$34,897,000
International	1,084,000	1,039,000	2,029,000	1,379,000

	$22,516,000	$19,512,000	$47,578,000	$36,276,000

	December 31,	June 30,

	2002	2002

Identifiable assets:
North America	$408,656,000	$430,431,000
International	806,000	824,000

	$409,462,000	$431,255,000

11.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal 2003.

12.	Subsequent Event

In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expires on June 30, 2003. During the three and six months ended December 31, 2002, $3,100,000 and $5,500,000 of revenue was recognized under the contract.

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

OVERVIEW

     Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the Company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments – most notably, government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company. The Company also provides project management and facilities engineering services to government agencies through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company.

     On June 25, 2002, the Company completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of the Company’s common stock, resulting in the issuance of an aggregate of 39,422,000 shares of the Company’s common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of the Company’s common stock. The total purchase price was $334,818,000.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margins

     Revenues for the three and six months ended December 31, 2002 were $22,516,000 and $47,578,000 compared to $19,512,000 and $36,276,000 for the same period in the prior fiscal year. The increase in revenues of 15% and 31% for the three and six months ended December 31, 2002 was primarily the result of an increase in product sales resulting from the Visionics merger, partially offset by lower services revenue. For comparable periods for the prior fiscal year, Visionics revenue was $7,479,000 and $15,638,000 respectively. The Company had one customer, the Department of Defense “DOD” which accounted for 30% of the total revenue for the three and six months ended 2002, and 45% and 46% for the same periods respectively in the prior fiscal year.

     Product revenues were $12,512,000 and $26,664,000 for the three and six months ended December 31, 2002, compared to $6,527,000 and $12,583,000 for the same periods in the prior fiscal year. The increase in product revenue of 92% and 112% for the three and six months ended December 31, 2002 was primarily due to the Visionics merger. For comparable periods last year Visionics revenue was $7,479,000 and $15,638,000.

     International sales accounted for $1,084,000 and $2,029,000 or 9% and 8% of the Company’s product revenues for the three and six months ended respectively December 31, 2002 compared to $1,039,000 and $1,379,000 or 16% and 11% respectively for the same period in the prior fiscal year. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

     Services revenues were $10,004,000 and $20,914,000 for the three and six months ended December 31, 2002 down 23% and 12% when compared to services revenues of $12,985,000 and $23,693,000 for the same periods in the prior fiscal year. The decrease for the three and six months ended is the result of delayed or reduced spending on several of the Company’s long-term contracts. The delays have been caused by the lack of a federal budget and some of the reduction has been due to the Naval Sea Systems Command reorganization as well as a reduced level of spending on government contractors such as Identix. The majority of the Company’s services revenues are generated directly from contracts with the U.S. Government, principally the DOD. For the three and six months ended December 31, 2002, revenues directly from the DOD and from other U. S. Government agencies accounted for 80% and 82% of the Company’s total services revenues compared to 78% and 84% respectively, for the same periods in the prior fiscal year. Services revenues were not affected by the merger with Visionics.

     In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expires on June 30, 2003. During the three and six months ended December 31, 2002, $3,100,000 and $5,500,000 of revenue was recognized under the contract. This contract would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract.

     The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three and six months ended December 31, 2002, the Company derived 90% and 91%, respectively, of services revenues from FFP and T&M contracts. During the three and six months ended December 31, 2001, the Company derived 88% and 89%, respectively, of services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 10% and 9%, respectively, of its services revenues for the three and six months ended December 31, 2002 and approximately 12% and 11% respectively, of its services revenues for the same period in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. IPS is currently being audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000. While the Company believes that the results of such audits will have no material effect on the Company’s financial position or results of operations, there can be no assurance that no adjustments will be made and that, if made, such adjustments will not have a material effect on the Company’s financial position, results of operations, or cash flows.

     Gross margin on product revenues was 30% and 28% for the three and six months ended December 31, 2002 and 39% and 36% for the same periods of the prior fiscal year. The decrease in product gross margin for the three and six months ended December 31, 2002, was due to a combination of continued market price pressures on the Company’s product lines, costs associated with integrating facilities and lower unit volumes that resulted in underabsorbed overhead costs and a change in the product mix. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

     Gross margin on services revenues was 12% and 11% for the three and six months ended December 31, 2002 as compared to 9% and 8% for the same periods in the prior fiscal year. The increase in gross margins for the three and six months ended December 31, 2002 compared to the prior year was due to a combination of decreased indirect overhead expenses and a change in the mix of services provided.

Research, Development and Engineering

     Research, development and engineering expenses were $2,690,000 and $5,778,000 or 21% and 22% of product revenues for the three and six months ended December 31, 2002 compared to $2,254,000 and $4,868,000 or 35% and 39% of product revenues for the same periods in the prior fiscal year. The increase in research, development and engineering expenses was the result of continued emphasis on the investment in research and development that is critical in maintaining a strong technological position in the industry.

Marketing and Selling

     Marketing and selling expenses were $3,401,000 and $6,652,000 or 15% and 14% of total revenues for the three and six months ended December 31, 2002 compared to $3,497,000 and $6,948,000 or 18% and 19% of total revenues for the same periods in the prior fiscal year. The decrease in marketing and selling expenses was primarily due to reduced staffing in the marketing area and the Company’s continued efforts to control its marketing expenditures.

General and Administrative

     General and administrative expenses were $4,056,000 and $8,939,000 or 18% and 19% of total revenues for the three months and six months ended December 31, 2002, compared to $4,121,000 and $7,649,000 or 21% of total revenues for the same periods in the prior fiscal year. The decrease in general and administrative expenses for the three months ended December 31, 2002, compared to the same period in the prior fiscal year was due to efforts by the Company to reduce costs as well as efficiencies resulting from the Visionics merger. The increase in general and administrative expenses when comparing the six months ended December 31, 2002 to December 31, 2001 was the result of increased costs in the first quarter of fiscal year 2002 in the areas of recruitment, subcontractors, the Company’s information technology department as well as an increase in stock option amortization expense from $307,000 in the six months ended December 31, 2001 to $932,000 in the six months ended December 31, 2002, associated with the Visionics merger.

Amortization of Acquired Intangible Assets

     The amortization expense consists primarily of acquired intangible assets such as developed technology, patents and capitalized software development cost. The amortization expense related to acquired intangible assets was $1,373,000 and $2,919,000 for the three and six months ended December 31, 2002 compared to $233,000 and $466,000 for the same periods in the prior fiscal year. The increase in amortization expense is primarily the result of intangible assets which were acquired during the Visionics acquisition which are now being amortized over their estimated useful lives.

Restructuring Write-offs and Other Merger Related Charges

     Fiscal 2003

     During the three and six months ended December 31, 2002, the Company recorded restructuring and merger related expenses totaling $1,550,000 and $8,305,000 respectively. For the three months ended December 31, 2002 these costs consisted of $397,000 in relocation costs for Identix employees and facilities, $194,000 associated with the disposal of fixed assets, $299,000 related to lease exit costs and $660,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred. For the six months ended December 31, 2002, these costs consisted of $2,041,000 in relocation costs, $194,000 associated with the disposal of fixed assets, $4,065,000 related to lease exit costs and $2,005,000 related to employees with extended terminations to assist in the integration. Such costs are expensed as incurred.

Lease exit costs of $299,000 were recorded for the three months ended December 31, 2002, and are related to revised estimated lease exit costs that were non-recoverable at the Company’s Dublin, California facility.

Of the lease exit costs of $4,065,000 recorded during the six months ended December 31, 2002, $3,766,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $2,276,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the six months ended December 31, 2002, the Company reversed an earlier reserve of $182,000 relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the division were less than estimated. In addition, the Company recorded a loss of $299,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

     The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the six months ended December 31, 2002

	Restructuring				Restructuring
	Liability as of		Non-Cash		Liability as of
	June 30, 2002	Additions	Charges	Cash Payments	December 31, 2002

Severance and benefits	$2,493,000	$2,005,000	$—	$3,642,000	$856,000
Disposal of fixed assets	—	194,000	194,000	—	—
Lease exit costs	10,340,000	4,065,000	247,000	1,103,000	13,055,000
Internal merger costs & other	814,000	2,041,000	—	2,756,000	99,000

Total	$13,647,000	$8,305,000	$441,000	$7,501,000	$14,010,000

     Fiscal 2002

     In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,306,000 were made during the six months ended December 31, 2001. The remaining liability was paid during the year ended June 30, 2002.

Interest and Other Income (Expense), net

     For the three and six months ended December 31, 2002 and 2001, interest and other income (expense), net was $673,000 and $1,047,000 compared to $178,000 and $400,000 for the same periods in the prior fiscal year. The increase for the three and six months ended December 31, 2002 is primarily the result of a net gain realized on the sale of investments of $235,000 in the second quarter of fiscal year 2002 and interest from investments totaling $334,000 and $502,000 for the three and six months ending December 31, 2002. Interest income is up for the fiscal 2003 periods due to much higher average cash balances in fiscal 2003 because of cash acquired in the Visionics’ acquisition in late June 2002 and from the remaining proceeds from a Company private placement in December 2001.

Interest Expense

     Interest expense was $5,000 and $4,000 for the three and six months ended December 31, 2002, compared to zero for the same periods in the prior fiscal year. There have been no borrowings under the Company’s lines of credit for the three and six months ended December 31, 2002 and 2001. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Benefit (Provision) for Income Taxes

     The Company recorded an income tax benefit of $8,000 for the three months ended December 31, 2002 and a provision of $14,000 for the six months ended December 31, 2002. For the three months ended December 31, 2001, the tax provision was zero and for the six months ended December 31, 2002 the company experienced a tax benefit for $1,000. The tax provision recorded for the six months ended December 31, 2002 is related to state minimum taxes.

Equity Interest in Income of Joint Venture

     The equity interest in income of joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprinting Centers (“SIFC”). For the three and six months ended December 31, 2002, the Company’s equity interest in the joint venture loss was $106,000 and $48,000 respectively. For the same periods in the prior fiscal year the company experienced income of $21,000 and $113,000. The decrease in the equity interest is due to decreased net income of SIFC.

Liquidity and Capital Resources

     The Company financed its operations during the six months ended December 31, 2002, primarily from its working capital at June 30, 2002. As of December 31, 2002, the Company’s principal sources of liquidity consisted of $57,456,000 of working capital including $49,535,000 in cash and cash equivalents and short-term marketable securities. The Company also has $10,699,000 available for future borrowings under the Company’s bank lines of credit.

     At December 31, 2002, the Company has two lines of credit. The Company’s first line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of the Company’s eligible service business accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (4.75% at December 31, 2002). The Identix Line of Credit expires on March 28, 2003. At December 31, 2002, there were no amounts outstanding under this line of credit and approximately $8,699,000 was available to borrow.

     The Company’s second line of credit (the “Visionics Line of Credit”), which was established by Visionics Corporation (“Visionics”), a wholly owned subsidiary of the Company, is an inventory and receivables based line of credit for the lesser of eligible inventory and accounts receivables or $2,000,000. Borrowings under the Visionics Line of Credit are collateralized by Visionics’ inventory and accounts receivable. The Visionics Line of Credit bears interest at the bank’s prime rate of interest plus 50 basis points (4.75% at December 31, 2002). The line of credit will expire on March 30, 2003. At December 31, 2002 there were no amounts outstanding under this line of credit and $2,000,000 was available to borrow.

     The Identix Line of Credit and the Visionics Line of Credit agreements contain financial and operating covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At December 31, 2002, the Company was in compliance with such covenants.

     The Company used $12,279,000 of cash and cash equivalents during the six months ended December 31, 2002 of which $7,501,000 was related to restructuring and merger costs. Cash used in operating activities for the periods presented was primarily due to net losses offset by certain non-cash items. Cash provided by investing activities for the six months ended December 31, 2002 was primarily the result of net sales of marketable securities partially offset by additions to property, plant and equipment and intangible assets. Cash used in investing activities for the six months ended December 31, 2001 was primarily due to capital expenditures and additions to intangible assets. Cash provided by financing activities for the periods presented was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

The Company did not have any material capital expenditure commitments as of December 31, 2002.

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

     Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:
2003	$3,508,000
2004	7,302,000
2005	7,541,000
2006	6,869,000
2007	6,412,000
Thereafter	10,557,000

Total	$42,189,000

     Included in the above future minimum payments is $11,820,000 related to two leased facilities that were vacated in connection with the Company’s merger with Visionics. At June 30, 2002 the Company recorded a charge of $10,340,000 representing a portion of the future lease costs related to these excess leased facilities.

     In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expires on June 30, 2003. During the three and six months ended December 31, 2002, $3,100,000 and $5,500,000 of revenue was recognized under the contract. The loss of this contract will not materially affect the Company’s cash flows.

     While the Company believes that future cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund the Company’s operating cash requirements for at least the next twelve months, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for the Company exit or disposal activities that are initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

     In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options and will comply with the new disclosure requirements beginning with the third quarter of fiscal 2003.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions or mergers;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume certain of our products that may contain complex designs and components.

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

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, in the event we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

     For the three and six months ended December 31, 2002, we derived approximately 80% and 82% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price. In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expires on June 30, 2003. During the three and six months ended December 31, 2002, $3,100,000 and $5,500,000 of revenue was recognized under the contract. The contract that was not awarded to the Company would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract.

     For the three and six months ended December 31, 2002, we derived approximately 90% and 91% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. The Defense Contract Audit Agency is currently auditing IPS for the periods from July 1, 1997 to June 30, 2000. While we believe that the results of such audit will have no material effect on our profits, if made, such adjustments may have a material adverse effect on our business, financial condition and results of operations.

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

     We may encounter substantial difficulties, costs and delays involved in integrating the companies’ operations, including:

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	potential conflicts in distribution, marketing or other important relationships;

•	inability to implement uniform standards, controls, procedures and policies;

•	integration of the research and development and product development efforts;

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns; and

•	costs associated with the integration of the two companies may be difficult to control or may be higher than anticipated.

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

     Approximately $28 million of costs are expected to be incurred in connection with the merger. Such amount includes costs associated with combining the businesses of the two companies, including integration and restructuring costs, costs associated with the consolidation of operations and the fees of financial advisors, attorneys and accountants. A significant portion of these costs will be charged to expense in the period incurred, reducing our earnings or increasing our loss for such period. The remaining costs, consisting primarily of fees and expenses paid to financial advisors, attorneys and accountants, will be a component of the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and we will be required to record a charge to earnings in the period any impairment of goodwill is determined. There is a risk that the management of the combined company will not be able to effectively control the costs associated with the integration of the two companies or that such costs may be higher than anticipated. The failure to manage such integration costs effectively could have a material adverse effect on the business operations, financial results and stock price of the combined company.

     The market price of our common stock could decline.

     The market price of our common stock could decline if:

•	our integration with Visionics is unsuccessful;

•	the combined company is unable to successfully market its products and services to both companies’ customers;

•	the combined company does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as do we; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

The terrorist attacks of September 11, 2001 have increased financial expectations that may not materialize.

     The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism or engaging in a war with Iraq may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

We may need to raise additional equity or debt financing in the future.

     While we believe that future cash flows from operations, together with existing working capital and available lines of credit, may be adequate to fund our operating cash requirements for at least the next twelve months, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

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

We rely on products and services provided by International Technology Concepts, Inc. (“IT Concepts”).

     Certain of our product lines require the purchase of products, components of products and research, development and engineering services related to the development of products from IT Concepts. In turn, IT Concepts subcontracts portions of its work to an affiliate in Russia and brings in a portion of its engineering and personnel resources from Russia.

     If we were to lose IT Concepts as a supplier of certain products and engineering services, or if IT Concepts were prohibited or restricted from importing a portion of its engineering requirements or resources, because of lack of availability of applicable immigration visas or otherwise, we would be required to find alternative suppliers of products and services or hire additional engineering personnel to provide the services. This could require us to incur significant additional research and development costs and delay shipment of certain products to customers. There is a risk that we would not be able to find such personnel or suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price. Identix is a party to a series of agreements with IT Concepts governing IT Concepts’ supply of research, development and engineering services to Identix. Identix relies in part on these agreements to protect its ownership, and the confidentiality of Identix’ proprietary technology, trade secrets and other intellectual property rights developed under the agreements. There is a risk that these agreements may be inadequate to protect Identix, or that such agreements may be breached, and that the remedies available to Identix may not be adequate.

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

     For the year ended June 2002, and the three and six months ended December 31, 2002, we derived approximately 13%, 9% and 8%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

Two stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

     As of December 31, 2002, the State of Wisconsin Investment Board and Mazama Capital Management, L.L.C owned approximately 10% and 5%, respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

     Foreign Currency Exchange Rate Risk. Certain of the Company’s foreign revenues, cost of revenues and marketing expenses are transacted in local currencies, primarily the British Pound. As a result, the Company’s results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. The Company does not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to the Company’s consolidated results of operations or balance sheet.

Item 4. Controls and Procedures

     Under the supervision of and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that Identix’ disclosure controls and procedures are adequate and effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

PART II OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on October 24, 2002.

(b)	All Board of Directors nominees referenced in Item 4(c) below were elected at the Annual Meeting of Shareholders on October 24, 2002.

(c)	The matters voted upon and the results of the voting were as follows:

(1)	The following eight persons were elected to the Board of Directors:

Name	Votes For	Votes Withheld

Robert McCashin	74,866,206	1,844,293
Joseph J. Atick	75,158,737	1,551,762
Milton E. Cooper	74,355,844	2,354,655
Malcolm J. Gudis	74,342,676	2,367,823
John E. Haugo	74,352,435	2,358,064
George Latimer	74,343,945	2,366,554
John E. Lawler	74,343,248	2,367,251
Patrick H. Morton	74,273,911	2,436,588

(2)	An amendment to increase from 860,000 to 1,310,000 the number of shares reserved for issuance under the non-employee directors stock option plan was approved. The number of shares voted in favor of the amendment was 64,978,545 the number of shares voted against were 11,489,146 and the number of share abstaining was 242,806.

(3)	The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2003 was ratified. The number of shares voted in favor of the appointment was 74,669,894 the number of shares voted against were 1,906,178, and the number of shares that abstained was 134,427.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description

99.1	906 Certifications

(b)	No reports on Form 8-K have been filed during the quarter for which this Report is filed

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 14, 2003.

IDENTIX INCORPORATED

BY: /s/ Erik E. Prusch

Erik E. Prusch Chief Financial Officer

CERTIFICATIONS

I, Joseph J. Atick, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Identix Incorporated (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Joseph J. Atick

Joseph J. Atick President and Chief Executive Officer

Date:	February 14, 2003

I, Erik E. Prusch, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Identix Incorporated (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Erik E. Prusch

Erik E. Prusch Chief Financial Officer

Date:	February 14, 2003