Form 10-Q
period 2003-03-31
IDENTIX INC
filed 2003-05-14
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

85,484,772 shares of Common Stock
as of April 30, 2003

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$32,934,000	$53,346,000
Marketable securities — short-term	7,995,000	5,143,000
Accounts receivable, net	19,582,000	19,880,000
Inventories	10,060,000	11,095,000
Prepaid expenses and other assets	1,625,000	1,412,000

Total current assets	72,196,000	90,876,000
Marketable securities — long-term	6,650,000	10,269,000
Property and equipment, net	4,614,000	6,243,000
Goodwill	295,744,000	295,744,000
Acquired intangible assets, net	21,236,000	25,037,000
Other assets	2,468,000	3,086,000

Total assets	$402,908,000	$431,255,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,425,000	$10,727,000
Accrued compensation	4,721,000	6,082,000
Other accrued liabilities	5,232,000	4,032,000
Deferred revenue	6,692,000	6,796,000

Total current liabilities	24,070,000	27,637,000
Deferred revenue	357,000	741,000
Other liabilities	10,323,000	9,554,000

Total liabilities	34,750,000	37,932,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 85,445,025 and 84,651,058 shares issued and outstanding, respectively	854,000	846,000
Additional paid-in capital	534,259,000	532,738,000
Accumulated deficit	(169,538,000)	(141,277,000)
Deferred stock-based compensation	(973,000)	(2,540,000)
Accumulated other comprehensive loss	(146,000)	(146,000)

Total stockholders’ equity	368,158,000	393,323,000

Total liabilities and stockholders’ equity	$402,908,000	$431,255,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Revenues:
Product revenues	$12,118,000	$8,839,000	$38,782,000	$21,423,000
Services revenues	9,687,000	10,393,000	30,601,000	34,086,000

Total revenues	21,805,000	19,232,000	69,383,000	55,509,000

Cost and expenses:
Cost of product revenues	$7,298,000	$6,103,000	$26,384,000	$14,199,000
Cost of services revenues	8,691,000	10,140,000	27,322,000	31,872,000
Research, development and engineering	2,613,000	2,358,000	8,391,000	7,224,000
Marketing and selling	3,034,000	3,851,000	9,686,000	10,799,000
General and administrative	4,408,000	4,340,000	13,347,000	11,990,000
Amortization of acquired intangible assets	1,087,000	233,000	4,006,000	699,000
Restructuring, write-offs and other merger related charges	1,272,000	—	9,577,000	1,712,000

Total costs and expenses	28,403,000	27,025,000	98,713,000	78,495,000

Loss from operations	(6,598,000)	(7,793,000)	(29,330,000)	(22,986,000)
Interest and other income, net	389,000	261,000	1,436,000	661,000
Interest expense	(7,000)	—	(11,000)	—

Loss before income taxes and equity interest in income (loss) of joint venture	(6,216,000)	(7,532,000)	(27,905,000)	(22,325,000)
Provision for income taxes	(146,000)	(7,000)	(160,000)	(6,000)

Loss before equity interest in income (loss) of joint venture	(6,362,000)	(7,539,000)	(28,065,000)	(22,331,000)
Equity interest in (loss)/ income of joint venture	(148,000)	75,000	(196,000)	188,000

Net loss	$(6,510,000)	$(7,464,000)	$(28,261,000)	$(22,143,000)

Basic and diluted net loss per share	$(0.08)	$(0.17)	$(0.33)	$(0.56)

Weighted average common shares used in basic and diluted loss per share computation	85,393,000	44,814,000	85,103,000	39,809,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March,

	2003	2002

Cash flows from operating activities:
Net loss	$(28,261,000)	$(22,143,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,244,000	2,581,000
Loss on disposals of property and equipment	—	53,000
Equity interest in loss (income) on joint venture	196,000	(188,000)
Realized gain on sales of securities	(208,000)	—
Stock-based compensation expense	1,391,000	443,000
Amortization of premiums on marketable securities	92,000	—
Bad debt expense	921,000	578,000
Non-cash restructuring write-offs and other charges	789,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(607,000)	5,061,000
Inventories	1,035,000	282,000
Prepaid expenses and other assets	117,000	622,000
Accounts payable	(3,302,000)	(2,179,000)
Accrued compensation	(1,361,000)	(26,000)
Other accrued liabilities	1,797,000	(172,000)
Deferred revenue	(488,000)	(978,000)

Net cash used in operating activities	(21,645,000)	(16,066,000)

Cash flows from investing activities:
Proceeds from the sales of marketable securities	22,127,000	—
Purchases of marketable securities	(21,168,000)	—
Capital expenditures	(931,000)	(2,810,000)
Proceeds from the sale of property and equipment	—	16,000
Additions of intangibles and other assets	(500,000)	(669,000)

Net cash used by investing activities	(472,000)	(3,463,000)

Cash flows from financing activities:
Proceeds from sales of common stock	1,705,000	52,755,000

Net cash provided by financing activities	1,705,000	52,755,000

Net increase (decrease) in cash and cash equivalents	(20,412,000)	33,226,000
Cash and cash equivalents at period beginning	53,346,000	20,777,000

Cash and cash equivalents at period end	$32,934,000	$54,003,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2003.

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

The Company also sells several stand-alone software products including BioLogon® and software developer kits. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

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

Services revenues from contracts directly with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 70% and 78% of total services revenue for the three and nine months ending March 31, 2003 compared to 86% and 84% for the same periods in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

3.	Cash and Credit Facilities

The Company financed its operations during the nine months ended March 31, 2003, primarily from its working capital at June 30, 2002. As of March 31, 2003, the Company’s principal sources of liquidity consisted of $48,126,000 of working capital including $40,929,000 in cash and cash equivalents and short-term marketable securities. In addition, the company has $6,650,000 in long-term marketable securities that can be used to finance operations, if needed. The Company also has $11,637,000 available for future borrowings under the Company’s bank line of credit.

The Company’s bank line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2003. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of the Company’s eligible service business accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (4.75% at March 31, 2003). The Identix Line of Credit expires on May 31, 2003. As of March 31, 2003, there were no amounts outstanding under this line of credit and approximately $11,637,000 was available to borrow.

The Identix Line of Credit agreement contains financial, operating and reporting covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At March 31, 2003, the Company was in compliance with all covenants, except the reporting covenant that required unaudited financial statements and compliance certificates to be submitted monthly to the lender. At March 31, 2003, the Company received a waiver of the reporting requirements from the lender.

4.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,
	2003	2002

Purchased parts and materials	$3,637,000	$4,190,000
Work-in-process	4,268,000	4,956,000
Finished goods, including spares	2,155,000	1,949,000

	$10,060,000	$11,095,000

5.	Restructuring, Write-offs and Other Merger Related Charges

Fiscal 2003

During the three and nine months ended March 31, 2003, the Company recorded restructuring and merger related expenses totaling $1,272,000 and $9,577,000 respectively. For the three months ended March 31, 2003 these costs consisted of $489,000 in relocation costs for Identix employees and facilities, $176,000 associated with the disposal of fixed assets, $476,000 increase in the reserve related to lease exit costs and $131,000 related to employees with extended terminations to assist in the integration. For the nine months ended March 31, 2003, these costs consisted of $2,530,000 in relocation costs, $370,000 associated with the disposal of fixed assets, $4,541,000 related to lease exit costs and $2,136,000 related to employees with extended terminations to assist in the integration. Merger related costs are expensed as incurred.

Lease exit costs of $476,000 were recorded for the three months ended March 31, 2003, and are related to revised estimated lease exit costs that were non-recoverable at the Company’s Dublin, California and Fairfax, Virginia facilities.

Of the lease exit costs of $4,541,000 recorded during the nine months ended March 31, 2003, $4,061,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation at the time of the merger of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the nine months ended March 31, 2003, the Company reduced its liability by $182,000 which related to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the division were less than estimated. In addition, the Company recorded a loss of approximately $480,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the nine months ended March 31, 2003

	Liability as of June 30,		Non-Cash		Liability as of March 31,
	2002	Additions	Charges	Cash Payments	2003

Severance and benefits	$2,493,000	$2,136,000	$—	$3,885,000	$744,000
Disposal of fixed assets	—	370,000	370,000	—	—
Lease exit costs	10,340,000	4,541,000	419,000	1,822,000	12,640,000
Internal merger costs & other	814,000	2,530,000	—	3,313,000	31,000

Total	$13,647,000	$9,577,000	$789,000	$9,020,000	$13,415,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of March 31, 2003, approximately $9,811,000 of the above restructuring liability is classified as long-term.

Fiscal 2002

In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,476,000 were made during the nine months ended March 31, 2002. The remaining liability was paid during the quarter ended June 30, 2002.

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

Options and warrants to purchase 9,475,000 and 6,816,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 235,000 shares of convertible preferred stock were outstanding at March 31, 2003 and are convertible into 236,000 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

7.	Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2003 was $6,498,000 and $28,261,000 compared to a loss of $7,464,000 and $22,143,000 for the same period in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

8.	Unaudited Pro Forma Information

On June 25, 2002, the Company completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. The Visionics results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of the Company’s common stock, resulting in the issuance of an aggregate of 39,422,000 shares of the Company’s common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of the Company’s common stock. The total purchase price was $334,818,000.

The following table presents the consolidated results of operations on an unaudited pro forma basis, excluding the charge for acquired in-process research and development, as if the June 2002 merger with Visionics had taken place at the beginning of the periods presented:

	Three Months ended	Nine Months ended
	March 31,	March 31,
	2002	2002

Revenues	$28,528,000	$80,443,000
Net Loss	(11,260,000)	(31,639,000)
Loss per share — basic and diluted	$(0.13)	$(0.40)
Common shares used in basic and diluted loss per share computation	84,236,000	79,231,000

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

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Total revenues:
Product	$12,118,000	$8,839,000	$38,782,000	$21,423,000
Services	9,687,000	10,393,000	30,601,000	34,086,000

	$21,805,000	$19,232,000	$69,383,000	$55,509,000

Income (Loss) from operations:
Product	$(6,151,000)	$(5,549,000)	$(25,486,000)	$(18,984,000)
Services	(447,000)	(2,244,000)	(3,844,000)	(4,002,000)

	$(6,598,000)	$(7,793,000)	$(29,330,000)	$(22,986,000)

	March 31,	June 30,
	2003	2002

Identifiable assets:
Product	$393,314,000	$419,689,000
Services	9,594,000	11,566,000

	$402,908,000	$431,255,000

10.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Total revenues:
North America	$20,904,000	$17,670,000	$66,453,000	$52,568,000
International	901,000	1,562,000	2,930,000	2,941,000

	$21,805,000	$19,232,000	$69,383,000	$55,509,000

	March 31,	June 30,
	2003	2002

Identifiable assets:
North America	$401,902,000	$430,431,000
International	1,006,000	824,000

	$402,908,000	$431,255,000

11.	Indemnification Arrangements and Product Warranties

As part of the Visionics acquisition in June 2002, the Company assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments required to be made under this indemnification obligation is unlimited; however, the Company purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable recovery of a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believes the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of March 31, 2003, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first nine months of fiscal 2003:

Balance at June 30, 2002	$92,000
Warranty Expense	520,000
Closed Warranty Claims	(232,000)

Balance at March 31, 2003	$380,000

12.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board “FASB” issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 was effective for the Company for exit or disposal activities that were initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The provisions of SFAS 146 change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s first quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. FIN 46 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options.

Had compensation cost for the Company’s employee stock options been recognized based on the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

Net Loss as reported	$(6,510,000)	$(7,464,000)	$(28,261,000)	$(22,143,000)
Add: Stock Based compensation expense included in reported net loss, net of related tax effects	459,000	136,000	1,391,000	443,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,022,000)	(2,854,000)	(6,343,000)	(7,684,000)

Proforma net loss	$(8,073,000)	$(10,182,000)	$(33,213,000)	$(29,384,000)

Net Loss per share:
As Reported	(0.08)	(0.17)	(0.33)	(0.56)
Proforma	(0.09)	(0.23)	(0.39)	(0.74)

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

OVERVIEW

Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the Company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments — most notably, government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company. The Company also provides project management and facilities engineering services to government agencies through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company.

On June 25, 2002, the Company completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. The Visionics results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of the Company’s common stock, resulting in the issuance of an aggregate of 39,422,000 shares of the Company’s common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of the Company’s common stock. The total purchase price was $334,818,000. The Company’s annual impairment analysis will be performed during the fourth quarter of fiscal year 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. The Company’s asset impairment analysis will be performed during the fourth quarter of fiscal year 2003.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margins

Revenues for the three and nine months ended March 31, 2003 were $21,805,000 and $69,383,000 compared to $19,232,000 and $55,509,000 for the same period in the prior fiscal year. The increase in revenues of 13% and 25% for the three and nine months ended March 31, 2003 was primarily the result of an increase in product sales resulting from the Visionics merger, which was partially offset by lower services revenue. For comparable periods for the prior fiscal year, Visionics revenue was $9,296,000 and $24,934,000 respectively. The Company had one customer, the Department of Defense (DOD) which accounted for 25% and 29% of the total revenue for the three and nine months ended 2003, compared to 44% and 41% for the same periods respectively in the prior fiscal year.

Product revenues were $12,118,000 and $38,782,000 for the three and nine months ended March 31, 2003, compared to $8,839,000 and $21,423,000 for the same periods in the prior fiscal year. The increase in product revenue of 37% and 81% for the three and nine months ended March 31, 2003 was primarily due to the Visionics merger. For comparable periods last year Visionics revenue was $9,296,000 and $24,934,000.

International sales accounted for $901,000 and $2,930,000 or 7% and 8% of the Company’s product revenues for the three and nine months ended respectively March 31, 2003 compared to $1,562,000 and $2,941,000 or 18% and 14% of the Company’s product revenues respectively for the same period in the prior fiscal year. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Services revenues were $9,687,000 and $30,601,000 for the three and nine months ended March 31, 2003 down 7% and 10% when compared to services revenues of $10,393,000 and $34,086,000 for the same periods in the prior fiscal year. The decrease for the three months ended is the result of decreased revenues from the Naval Sea Systems Command contracts and for the nine months ended, the reduction is primarily the result of delayed or reduced spending on several of the Company’s long-term contracts. The delays have been caused by the lack of a federal budget and some of the reduction has been due to the Naval Sea Systems Command reorganization as well as a reduced level of spending on government contractors. The majority of the Company’s services revenues are generated directly from contracts with the U.S. Government, principally the DOD. For the three and nine months ended March 31, 2003, revenues directly from the DOD and from other U. S. Government agencies accounted for 70% and 78% of the Company’s total services revenues compared to 86% and 84% respectively, for the same periods in the prior fiscal year. Services revenues were not affected by the merger with Visionics.

In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a fixed price delivery order contract with incrementally funded task orders that expires on June 30, 2003. During the three and nine months ended March 31, 2003, $1,700,000 and $5,500,000 of revenue was recognized under the contract. The contract that was not awarded would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract. The loss of this contract will not materially affect the Company’s cash flows.

The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three and nine months ended March 31, 2003, the Company derived 88% and 90%, respectively, of services revenues from FFP and T&M contracts. During the three and nine months ended March 31, 2002, the Company derived 94% and 90%, respectively, of services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 12% and 10%, respectively, of its services revenues for the three and nine months ended March 31, 2003 and approximately 6% and 10% respectively, of its services revenues for the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

Gross margin on product revenues was 40% and 32% for the three and nine months ended March 31, 2003 and 31% and 33% for the same periods of the prior fiscal year. The increase in product gross margin for the three months ended March 31, 2003, was due to a decrease in sales of lower margin products as well as an order from the Department of Defense for 5.4 million of the Company’s higher margin user licenses related to the BioEngine® fingerprint recognition technology. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on services revenues was 10% and 11% for the three and nine months ended March 31, 2003 as compared to 2% and 7% for the same periods in the prior fiscal year. The increase in gross margins for the three and nine months ended March 31, 2003 compared to the prior year was due to events which took place in the prior fiscal year, these events included lower utilization of the direct workforce, increased utilization of subcontractors and cost overruns during the three and nine months ended March 31, 2002.

Research, Development and Engineering

Research, development and engineering expenses were $2,613,000 and $8,391,000 or 22% of product revenues for the three and nine months ended March 31, 2003 compared to $2,358,000 and $7,224,000 or 27% and 34% of product revenues for the same periods in the prior fiscal year. The increase in dollars in research, development and engineering expenses was the result of the Company’s continued emphasis on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

Marketing and Selling

Marketing and selling expenses were $3,034,000 and $9,686,000 or 14% of total revenues for the three and nine months ended March 31, 2003 compared to $3,851,000 and $10,799,000 or 20% of total revenues for the same periods in the prior fiscal year. The decrease in marketing and selling expenses for both periods was primarily due to a headcount reduction in the sales area and the Company’s continued efforts to control its marketing expenditures which on a year to date basis decreased from fiscal year 2002 to fiscal year 2003 by $484,000.

General and Administrative

General and administrative expenses were $4,408,000 and $13,347,000 or 20% and 19% of total revenues for the three months and nine months ended March 31, 2003, compared to $4,340,000 and $11,990,000 or 23% and 22% of total revenues for the same periods in the prior fiscal year. The increase in general and administrative expenses when comparing the nine months ended March 31, 2002 to March 31, 2003 was primarily the result of an increase in stock option amortization expense associated with the Visionics merger from $443,000 for the nine months ended March 31, 2002 to $1,391,000 for the nine months ended March 31, 2003 as well as increased costs for the nine months ended March 31, 2003 in the areas of recruitment, subcontractors, and the Company’s information technology department.

Amortization of Acquired Intangible Assets

The amortization expense consists primarily of related acquired intangible assets such as developed technology, patents and capitalized software development cost. The amortization expense related to acquired intangible assets was $1,087,000 and $4,006,000 for the three and nine months ended March 31, 2003 compared to $233,000 and $699,000 for the same periods in the prior fiscal year. The increase in amortization expense is primarily the result of intangible assets which were acquired during the Visionics acquisition which are now being amortized over their estimated useful lives.

Restructuring Write-offs and Other Merger Related Charges

Fiscal 2003

During the three and nine months ended March 31, 2003, the Company recorded restructuring and merger related expenses totaling $1,272,000 and $9,577,000 respectively. For the three months ended March 31, 2003 these costs consisted of $489,000 in relocation costs for Identix employees and facilities, $176,000 associated with the disposal of fixed assets, $476,000 increase in the reserve related to lease exit costs and $131,000 related to employees with extended terminations to assist in the integration. Merger related costs are expensed as incurred. For the nine months ended March 31, 2003, these costs consisted of $2,530,000 in relocation costs, $370,000 associated with the disposal of fixed assets, $4,541,000 related to lease exit costs and $2,136,000 related to employees with extended terminations to assist in the integration. Merger related costs are expensed as incurred.

Lease exit costs of $476,000 were recorded for the three months ended March 31, 2003, and are related to revised estimated lease exit costs that were non-recoverable at the Company’s Dublin, California and Fairfax, Virginia facilities.

Of the lease exit costs of $4,541,000 recorded during the nine months ended March 31, 2003, $4,061,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation at the time of the merger of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the nine months ended March 31, 2003, the Company reduced its liability by $182,000 which related to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the division were less than estimated. In addition, the Company recorded a loss of approximately $480,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the nine months ended March 31, 2003

	Liability as of June 30,		Non-Cash		Liability as of March 31,
	2002	Additions	Charges	Cash Payments	2003

Severance and benefits	$2,493,000	$2,136,000	$—	$3,885,000	$744,000
Disposal of fixed assets	—	370,000	370,000	—	—
Lease exit costs	10,340,000	4,541,000	419,000	1,822,000	12,640,000
Internal merger costs & other	814,000	2,530,000	—	3,313,000	31,000

Total	$13,647,000	$9,577,000	$789,000	$9,020,000	$13,415,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of March 31, 2003, $9,811,000 of the above restructuring liability is classified as long-term.

Fiscal 2002

In June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. In connection with the restructuring, in July 2001, the Company initiated a workforce reduction of approximately 42 employees, or 10% of its workforce to streamline its worldwide functions, operations and resources primarily in marketing, selling and administration. The workforce reduction resulted in a $1,712,000 charge during the quarter ended September 30, 2001 relating primarily to severance and fringe benefits. Related cash payments of $1,476,000 were made during the nine months ended March 31, 2001. The remaining liability was paid during the year ended June 30, 2002.

Interest and Other Income (Expense), net

For the three and nine months ended March 31, 2003 and 2002, interest and other income (expense), net was $389,000 and $1,436,000 compared to $261,000 and $661,000 for the same periods in the prior fiscal year. The increase for nine months ended March 31, 2003 is primarily the result of a net gain realized on the sale of investments of $235,000 in the second quarter of fiscal year 2003 and interest from investments totaling $661,000 for the nine months ending March 31, 2003. The increase in interest income is the result of higher cash balances in fiscal year 2003 which resulted from the cash acquired in the Visionic’s merger in late June 2002 as well as the remaining proceeds from the Company’s private placement in December 2001.

Interest Expense

Interest expense was $7,000 and $11,000 for the three and nine months ended March 31, 2003, compared to zero for the same periods in the prior fiscal year. There have been no borrowings under the Company’s line of credit for the three and nine months ended March 31, 2003 and 2002. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Benefit (Provision) for Income Taxes

The Company recorded a provision for income tax expense of $146,000 for the three months ended March 31, 2003 and a provision of $160,000 for the nine months ended March 31, 2003. For the three months ended March 31, 2002, the tax provision was $7,000 and for the nine months March 31, 2002 the Company’s tax provision was $6,000. The tax provision recorded for the nine months ended March 31, 2003 is related to state tax liabilities.

Equity Interest in Income (Loss) of Joint Venture

The equity interest in income of joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprinting Centers (“SIFC”). For the three and nine months ended March 31, 2003, the Company’s equity interest in the joint venture loss was $148,000 and $196,000 respectively. For the same periods in the prior fiscal year the Company experienced income of $75,000 and $188,000. The decrease in the equity interest is due to decreased revenue and net income of SIFC.

Liquidity and Capital Resources

The Company financed its operations during the nine months ended March 31, 2003, primarily from its working capital at June 30, 2002. As of March 31, 2003, the Company’s principal sources of liquidity consisted of $48,126,000 of working capital including $40,929,000 in cash and cash equivalents and short-term marketable securities. In addition, the company has $6,650,000 in long-term securities that can be used to finance operations. The Company also has $11,637,000 available for future borrowings under the Company’s bank lines of credit.

The Company’s only line of credit (the “Identix Line of Credit”) was entered into in September 2001 and was amended on March 28, 2003. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible product accounts receivable and 85% of the Company’s eligible service business accounts receivable. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (4.75% at March 31, 2003). The Identix Line of Credit expires on May 31, 2003. At March 31, 2003, there were no amounts outstanding under this line of credit and approximately $11,637,000 was available to borrow.

The Identix Line of Credit agreement contains financial, operating and reporting covenants, including restrictions on the Company’s ability to pay dividends on its common stock. At March 31, 2003, the Company was in compliance with all covenants, except the reporting covenant that required unaudited financial statements and compliance certificates to be submitted monthly to the lender. As of March 31, 2003, the Company received a waiver of the reporting requirements from the lender.

The Company used $20,412,000 of cash and cash equivalents during the nine months ended March 31, 2003 of which $9,020,000 was related to restructuring and merger costs. Cash used in operating activities for the periods presented was primarily due to net losses offset by certain non-cash items. Cash provided by investing activities for the nine months ended March 31, 2003 was primarily the result of net sales of marketable securities partially offset by additions to property, plant and equipment and intangible assets. Cash used in investing activities for the nine months ended March 31, 2002 was primarily due to purchases of marketable securities, capital expenditures and additions to intangible assets which were partially offset by the proceeds from the sales of marketable securities. Cash provided by financing activities for the periods presented was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

The Company did not have any material capital expenditure commitments as of March 31, 2003.

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

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:
2003	$1,755,000
2004	7,302,000
2005	7,541,000
2006	6,869,000
2007	6,412,000
Thereafter	10,557,000

Total	$40,436,000

Included in the above future minimum payments is $11,311,000 related to two leased facilities that were vacated in connection with the Company’s merger with Visionics. At June 30, 2002 the Company recorded a charge of $10,340,000 representing a portion of the future lease costs related to these excess leased facilities.

In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expires on June 30, 2003. The loss of this contract will not materially affect the Company’s cash flows.

While the Company believes that future cash flows from operations, together with existing working capital and available lines of credit, will be adequate to fund the Company’s operating cash requirements for at least the next twelve months, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 was effective for the Company for exit or disposal activities that were initiated after December 31, 2002. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The provisions of SFAS 146 change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

In December 2002 the Company adopted the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The implementation of this accounting pronouncement did not have a material effect on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s first quarter of fiscal year 2004, FIN 46 applies to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. FIN 46 is not expected to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FAS 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue to apply the intrinsic-value based method to account for stock options.

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

     Certain groups have publicly objected to the use of biometric products for some applications on civil liberties grounds and legislation has been proposed to regulate the use of biometric security products. From time to time, biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate such technologies on the grounds that they may be used to diminish personal privacy rights. If such initiatives result in restrictive legislation, the market for biometric solutions may be adversely affected. Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the requirements of the market and may not gain wide market acceptance.

We face intense competition from other biometric solution providers as well as identification and security systems providers.

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for facial or fingerprint biometric security applications that currently compete or will compete directly with our current facial and fingerprint “Security” line of products and applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our Security products also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our Security products and services have significantly more financial and other resources than we have. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may yet enter the market and become significant long-term competitors.

     Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc. and Imagis Technologies Inc. The products designed, developed and sold under our line of products known as our “Imaging” products also face intense competition from a number of competitors who are actively engaged in developing and marketing live scan products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola), and CrossMatch Technologies, Inc.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our annual valuation of goodwill and intangibles in accordance with FAS 142;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to timely and successfully complete development of or manufacture in volume certain of our products that may contain complex designs and components.

     Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to successfully develop and launch new products and services on a timely basis. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

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

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

     For the three and nine months ended March 31, 2003, we derived approximately 70% and 78% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price. In January 2003, we were notified that our service business will not be awarded a contract to continue providing professional support services and material acquisition support to the

Naval Sea Systems Command. The original contract is a fixed price delivery order contract with incrementally funded task orders that expires on June 30, 2003. During the three and nine months ended March 31, 2003, $1,700,000 and $5,500,000 of revenue was recognized under the contract. The contract that was not awarded to us would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract.

     For the three and nine months ended March 31, 2003, we derived approximately 88% and 90% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. We were audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

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

     Approximately $28-$30 million of costs are expected to be incurred in connection with the merger, of which $27.9 million has been incurred. These include costs associated with combining the businesses of the two companies, including integration and restructuring costs, costs associated with the consolidation of operations and the fees of financial advisors, attorneys and accountants. A significant portion of these costs have been charged to expense in the period incurred, which increased our loss for such period. The remaining costs, consisting primarily of fees and expenses paid to financial advisors, attorneys and accountants, were a component of the purchase price and capitalized as an element of goodwill. Goodwill is required to be tested for impairment at least annually and we will be required to record a non-cash charge to earnings in the period any impairment of goodwill is determined. There is a risk that such costs may be higher than anticipated. The failure to manage such integration costs effectively could have a material adverse effect on the business operations, financial results and stock price of the combined company.

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

     The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism or the war with Iraq may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

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

Future growth depends in part on the success of itrust, which has little operating history.

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

     In many instances, the procurements of our federal, state and local customers are dependent on the availability or continued availability of federal, state or local government funds or grants and general tax funding. Such funding may not be approved or, if approved, it may not be available for the purchase of our products or solutions, and even if such funding is approved and available, such funds may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds.

     We also extend substantial credit to federal, state and local governments in connection with sales of our products and services. Sales to sizeable customers requiring large and sophisticated networks of fingerprint recognition and live scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood at the time of acceptance of the order, and may involve investment of additional resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively affect profit margins and our liquidity.

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

We rely on certain hardware products provided by International Technology Concepts, Inc. (“IT Concepts”).

     Certain of our product lines require the purchase of optical hardware components from IT Concepts. If we were to lose IT Concepts as a supplier of these components, if IT Concepts experiences a delay in manufacturing or delivering these components to the Company, or if the products delivered by IT Concepts fail to satisfy the Company’s quality requirements, we would be required to find alternative suppliers of such products. This could require us to incur significant development and manufacturing costs and delay shipment of certain products to customers. There is a risk that we would not be able to find such suppliers at a reasonable cost, or at all. Any delay in product development or shipment could have a material adverse effect on our business, operations, financial results and stock price. Additionally, Identix is a party to a series of agreements with IT Concepts governing IT Concepts’ former supply of research, development and engineering services to Identix. Identix relies in part on these agreements to protect its ownership, and the confidentiality of Identix’ proprietary technology, trade secrets and other intellectual property rights developed under the agreements. There is a risk that these agreements may be inadequate to protect Identix, or that such agreements may be breached, and that the remedies available to Identix may not be adequate.

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

     For the year ended June 2002, and the three and nine months ended March 31, 2003, we derived approximately 13%, 7% and 8%, respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

     As of March 31, 2003, the State of Wisconsin Investment Board and Mazama Capital Management, L.L.C owned approximately 10% and 6%, respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

     There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product or service failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. We maintain warranty reserves as deemed adequate by management.

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

     We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost us and limitations on the scope or validity of our patents or trademarks.

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

     As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We merged with Visionics in fiscal 2002 and acquired Identicator Technology, Inc. (“Identicator Technology”) in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. We also acquired certain software and source code assets in October 2002. These and any other acquisitions and/or mergers by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

•	exposure to unknown liabilities of acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	the incurrence of amortization expenses;

•	incurring impairment charges arising out of our annual valuation of goodwill and intangibles in accordance with FAS 142; and

•	possible dilution to our stockholders.

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

Item 4. Controls and Procedures

     Under the supervision of and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within 90 days of the filing date of this report. Based on their evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

Exhibit
Number	Description

99.1	906 Certifications

     (b)  No reports on Form 8-K have been filed during the quarter for which this Report is filed.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on May 14, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Joseph J. Atick Joseph J. Atick President and Chief Executive Officer

Date:	May 14, 2003

I, Erik E. Prusch, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Identix Incorporated (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

By:	/s/ Erik E. Prusch Erik E. Prusch Chief Financial Officer

Date:	May 14, 2003