Form 10-K
period 2003-06-30
IDENTIX INC
filed 2003-09-12
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2002 was approximately $439,132,000 based upon the closing market price of $5.15 per share.

      The number of outstanding shares of the registrant’s common stock on September 4, 2003 was 86,058,713.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held October 30, 2003 are incorporated by reference in Part III of this Form 10-K.

IDENTIX INCORPORATED

Year Ended June 30, 2003

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

Overview

      Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions, obtain identifications or who need to be identified or have their identity verified for other purposes. Additionally, the Company’s product and solution offerings can help identify those who perpetrate fraud or otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments — most notably, government and law enforcement, transportation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company.

Business Case — Why Biometrics

      Security today is built around trust and identity verification. The roots of today’s security framework are grounded in the ability to provide authorized individuals with the appropriate access rights based on those individuals authenticating or verifying their trusted identity. Biometrics are a way to establish a unique and trusted identity for each individual that cannot be lost, stolen or misused, which can be an issue with traditional methods of authentication such as passwords, tokens, keys and proximity cards. Biometrics is the measurement of an individual’s unique physical or behavioral characteristic(s) to recognize his identity and/or verify his claimed identity. A number of traits and behaviors can underlie biometrics including fingerprints, face, iris, retina, and voice.

      The tragic events of September 11, 2001 and the subsequent worldwide response in calling for better security measures created a heightened awareness around security and around the need to incorporate accurate and unique identity into security via biometric applications. This heightened awareness has driven the understanding, as well as the adoption, of a need for new security requirements in numerous areas. The following areas are some in which new security requirements are being adopted or considered: federal, state and local government; international governments; some aspects of the transportation industry, including airlines and airports, trains and seaports; and in major industries in corporate America including banking, healthcare, and educational enterprises.

      Legislation has been passed and additional legislation is being promulgated requiring heightened security in numerous areas including general homeland security. Much of this legislation is recommending the use of biometrics as a method to help ensure that only authorized and verified individuals are gaining access to protected information, facilities, and international borders.

      As one of the only biometric companies that provides proprietary technology for both fingerprint and facial recognition, Identix’ mission is to provide an accurate means of identifying an individual. Identix is also focused on empowering individual identification by clearly and unequivocally linking action with identity. By offering solutions that enhance privacy, provide credentialed authorization, increase security and convenience, and reduce the likelihood of a possible breach or fraud, Identix is employing its biometric technology to address the new identity requirements of security.

Current Market Outlook — Target Industries/ Applications

      Identix delivers solutions in at least three key areas related to identification. (1) Fraud detection applications, where a biometric is used to enroll an individual into a program to receive a benefit or privilege or to establish that an individual has not enrolled multiple times under false identities or aliases; (2) Identification and detection applications, where a biometric is used to identify or be on the look-out for individuals on a watch-list who may pose a threat to public safety or national security; and (3) Authentication applications, such as those encountered in physical and logical access where a biometric is used to confirm that an individual is who he or she claims to be before granting access. Within these three key areas there are many applications. For example, the Company’s biometric identification technology, systems and information technology services enable customers to identify and authenticate individuals to check the identity of suspected criminals. Identix’ offerings can also be used to enroll citizens in national identification programs and to verify these citizens’ identity to receive privileges or benefits or to provide monitored entry and exit in and out of the country. Additionally, Identix’ biometric identification technology systems and information technology services help enable customers in identifying and authenticating individuals for physical access to doors and facilities or for logical access for computers and networks. Other applications include helping commercial employers and government agencies conduct background checks on applicants for employment or permits and helping to verify or establish identity for the purposes of issuing identification documents, conducting transactions, or conducting criminal investigations. Identix’ product and service offerings include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission for searches against existing databases for the identification of individuals. Identix’ products and services also include computer-based optical fingerprint capture devices, face and fingerprint recognition technology, and the software and hardware platforms for deploying these technologies. Identix also offers photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

      Government: Government agencies — federal, state, and local — have long been adopting biometric technologies. Identix has frequently been their biometric company of choice. In some instances, the call by these government entities for the use of biometrics has been driven by legislation. Currently, there are several legislative acts and bills pending or passed that call for the use of technology, including biometrics, to provide enhanced security. Much of this legislation falls under the broad category of Homeland Security and includes, but is not limited to, the Aviation and Transportation Security Act of 2001, the Enhanced Border Security and Visa Entry Reform Act of 2001, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the USA PATRIOT Act of 2001 and the Port and Maritime Security Act of 2002.

      Law Enforcement: For more than 100 years, fingerprints have been the standard by which law enforcement agencies identify criminals and suspects. Live Scan fingerprinting is the computerized version of ink and paper fingerprint capture. Frequently, Identix Live Scan systems are the choice of law enforcement and corrections agencies. Requirements for new technologies and applications among law enforcement agencies emerge daily. Some law enforcement requirements may call for facial recognition for mug shot systems and real time criminal identification, facial surveillance for criminal detection, and/or wireless systems that allow fingerprints and photographs to be captured remotely. Identix is one of the few companies that can provide this broad range of comprehensive offerings.

      National Identification and Passport Programs: Many foreign countries are establishing or discussing the establishment of national identification programs to help ensure that only qualified citizens are able to avail themselves of the benefits to which a country’s citizens are entitled. Some of these programs and potential programs are also aimed at helping to secure a country’s borders by tracking entry and exit of both citizens and visitors. Identix offers a range of products that can be utilized in national identification programs to enroll citizens for receipt of benefit purposes and/or to add biometric identifiers to national identification programs. Identix’ product and service offerings in this area include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission into databases for identification of individuals, computer-based optical fingerprint capture, face and fingerprint recognition technology and software and hardware platforms for deploying these technologies. Additional Identix offerings that may be utilized by these programs include photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

      Healthcare: Government legislation surrounding the integrity, confidentiality, and privacy of patient data was enacted under the Health Insurance Portability & Accountability Act (“HIPAA”). HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. Identix offers products and solutions to assist healthcare organizations work towards reducing errors, while increasing efficiencies, lowering costs and meeting these legislative demands. Identix can provide assistance in becoming HIPAA compliant, while enhancing the security and reducing the inconvenience and risks associated with passwords, Personal Identification Numbers (“PIN”) and keys.

      Financial: Many financial institutions, including securities firms, are legally mandated to conduct background checks on current employees and applicants. In addition, banks and brokerage houses find themselves vulnerable to theft from internal and external sources. An alarmingly fast-growing number of identity fraud cases and a whole host of other security risks, as well as privacy issues posed by providing services over the Internet, are issues financial institutions face on a daily basis. Identix offers products and solutions to address these concerns. From assisting in employee background checks to helping to secure physical and logical access through biometrics, Identix provides a number of products and solutions for financial institutions.

      Consumer: The indirect costs to the consumer of general fraud and impersonation are estimated to be in the billions of dollars each year in the United States. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be equally problematic. Accordingly, the ability to verify the identity of a specific individual is of critical importance in reducing acts of fraud and increasing security. Each day individuals are required to identify themselves numerous times with something they have in their possession or with the knowledge of certain information. Methods of identity include magnetic strip cards and PINs to transact business at Automatic Teller Machines (“ATM”) or point-of-sale (“POS”) terminals; passwords or tokens to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver’s license to write a check or transact business at a bank.

      Identix offers biometric products and solutions that can help prevent fraud and identity theft, as well as help protect proprietary information in consumer-related areas. Some of these areas include computer database and network access and security, computer software, intranet and Internet security, data sharing and management, electronic commerce, communications devices, POS terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance, and residential security.

Product Offerings

Overview

      Through its merger with Visionics Corporation (“Visionics”) in June of 2002, the Company’s combined product portfolio has expanded significantly. Identix has developed leading-edge security and Live Scan solutions that can help to: protect proprietary information; prevent fraud and identity theft; identify criminals; enroll individuals in identification programs; control physical access; protect confidential records; protect information contained on corporate networks; and assist in job applicant screening. Many of the Company’s solutions employ leading optical fingerprint capture technologies and facial recognition technologies, proprietary algorithms and/or customizable application software suites. The product segment of the Company contributed 56%, 39% and 43% of total revenues for fiscal years 2003, 2002, and 2001 respectively with the service segment of the Company contributing 44%, 61%, and 57% of total revenues for fiscal years 2003, 2002, and 2001 respectively.

      Identix’ offerings can be classified into five categories: (i) technology; (ii) products; (iii) platforms; (iv) project management services; and (v) fingerprinting services.

i. Technology:

Fingerprint technology.

      Identix is a leader in the development of commercial grade fingerprint identification technology. The Company’s proprietary software engine, BioEngine®, enables a broad range of products and applications to be built or assembled by partners, original equipment manufacturers (“OEM”), value added resellers (“VAR”) and system integrators. These products and applications include authentication systems for information security, access control, financial transactions and time and attendance.

      In addition to BioEngine, Identix has packaged its fingerprint technology offerings into application-specific Software Development Kits (“SDK”).

      BioEngine SDK. The BioEngine SDK allows system engineers to rapidly develop biometrically secure applications for fingerprint verification and/or identification. Implementation options include verification (one-to-one) and identification (one-to-many or search) matching capabilities and support.

      BioLogon® SDK. The BioLogon SDK allows system engineers to rapidly integrate biometrically secure applications by interfacing with Identix’ BioLogon software. The BioLogon SDK leverages Identix’ existing BioLogon software technology for rapid application deployment.

      FingerLanTM IV SDK. The Identix FingerLan IV SDK contains the tools needed to create a custom physical access control application, or to integrate fingerprint biometrics into virtually any access control system using Microsoft Visual C++ to control Identix FingerscanTM V20 fingerprint access control units. The SDK also provides sample and source code to write an application that exercises many of the FingerLan Access Control Application functions, which can greatly assist developers in rapidly integrating the Fingerscan V20 physical access device into any application.

      BioCard® SDK. Identix’ BioCard SDK enables smart card manufacturers, integrators, and end users to easily implement smart card-based biometric authentication. The framework of the BioCard SDK enables Windows-based applications and JavaTM Card applets to leverage Identix’ biometric authentication capabilities. The BioCard SDK extends the current security of any applet/application to support multiple factors of authentication. Using minimal function calls at the UserLogon and UserEnroll level, engineering organizations can integrate most applications and java applets in a matter of hours.

      A significant number of companies have purchased Identix Fingerprint SDKs and a growing number are deploying finished products and solutions. Through Identix’ partner network, Identix BioEngine technology is deployed throughout government agencies, hospitals, banks and corporate facilities worldwide.

      Federal Government: The U.S. Department of Defense (“DOD”) has deployed Identix’ DFR® 2080 single fingerprint readers in conjunction with Identix’ BioEngine fingerprint recognition technology for use by the DOD’s personnel processing center, the Defense Manpower Data Center (“DMDC”). The DOD is using Identix technology to upgrade its existing fingerprint record files of all DOD military and civilian personnel to Identix’ most recent fingerprint biometric technology offering. The upgrade will include all personnel under DMDC in both the Defense Enrollment Eligibility Reporting System (“DEERS”) and Real-time Automated Personnel Identification System (“RAPIDS”) programs.

Facial Recognition.

      Identix is a recognized leader in the development of facial recognition technology. Its proprietary software engine, FaceIt®, enables a broad range of products and applications built by partners (OEMs, VARs and system integrators). These include identity fraud applications and authentication systems for information security, access control, travel, banking and e-commerce, as well as enhanced Closed Circuit Television systems (“CCTV”). FaceIt technology is also the underlying biometric technology for Identix’ Biometric Network Platform and Identix’ Automated Biometric Identification SystemTM (ABISTM). ABIS is a web-based enterprise-level facial recognition-matching platform that eases the delivery of large-scale identification solutions for government, law enforcement and commercial users by providing numerous capabilities required by these types of entities with millions of records to manage.

      FaceIt technology is also provided through software development toolkits, run-time licenses and application software.

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

      FaceIt Surveillance SDK. The FaceIt Surveillance SDK is an add-on for the FaceIt Identification SDK that allows fast face segmentation (and multiple face finding) for near real-time performance. In order to perform face recognition after finding faces using this SDK, the Identification SDK is required. The face finding functionality is similar to that found in the Identification SDK, but the algorithms used in this SDK have been optimized for speed and are designed for use with images captured from live video or video playback.

      Over 500 companies have purchased FaceIt SDKs and a growing number are deploying finished products and solutions. Through Identix’ partner network, FaceIt technology is deployed in casinos, law enforcement mug shot booking systems, town center surveillance systems, voter registration and civil identification programs, laptop screensaver applications, and video data mining products.

      ID fraud prevention: A state department of motor vehicles (“DMV”) has enhanced its driver’s license issuance program with Identix’ facial recognition technology. Under the enhanced license issuance program, implemented by a third party, selected driver’s license applicants will be compared with the 10 million records the state has on file to identify possible duplicates and aid in the DMV’s investigation of identity fraud.

      Internet authentication: A leading online traffic school provider, has deployed Identix’ FaceIt technology to verify individuals that have opted for a web-based alternative to traditional on-site traffic schools. Using FaceIt technology, the traffic school successfully created a tool that makes it possible to verify the identity of the test taker from start to finish, even from remote locations.

ii. Products:

Live Scan

      In the Live Scan market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint and full handprint images and demographic data for various applications including law enforcement, national identification enrollment programs, immigration and civilian employment, screening and background checks. The Company’s Live Scan offerings range from ruggedized stand-alone units to small, portable and wireless devices. These offerings allow Identix to serve the broad needs of the government, law enforcement and civilian Live Scan markets.

      TouchPrintTM, TENPRINTER®, FingerPrinterTM CMS, and TouchPrint PRO Full Hand Scanner systems were designed for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and full handprint and demographic information than the conventional “ink-and-roll” method. These Live Scan products are computer-based, inkless Live Scan systems that electronically scan and capture forensic quality fingerprint and full handprint images directly from an individual’s finger. The fingerprint and/or full handprint images can then be printed using a laser printer or transmitted over telephone lines or a wide area network to Automatic Fingerprint Identification Systems (“AFIS”) for identification matching at local, state or federal agencies, or other established databases. In addition to law enforcement applications, other applications for Live Scan include background checks of prospective employees by public and private sector employers and enrollment into national identification or other large-scale identification programs.

      In order to meet the forensic quality standards required for identifying individuals from within large AFIS systems, the Company has applied its optics and image processing expertise to develop systems that it believes capture higher resolution and more accurate images than other available products. Identix’ Live Scan systems produce rolled finger, “slap” (four fingers at once), and full handprint images at a minimum of 500 dots per inch.

      TouchPrint 3000; TouchPrint 2000; TENPRINTER 1133; FingerPrinter CMS. The TouchPrint 3000 is the latest stand-alone Live Scan system launched by the Company. The TouchPrint 3000 family of products incorporates the best of breed in technology and product design from Identix and Visionics. The TouchPrint 3000 Series, like all Identix Live Scan systems has obtained FBI Appendix F Certification, the FBI’s highest level of Image Quality Specification (“IQS”). Identix believes that the TouchPrint 3000 is the only ten-print scanner with no moving parts and a single large, non-coated platen, which helps to reduce downtime and maintenance costs, while enhancing system performance. State-of-the-art optical and lighting schemes — Moisture Discriminating OpticsTM (patented), Dual Beam IlluminationTM (patent pending) and Clear Trace ImagingTM (patent pending) — enable the TouchPrint 3000 Series Live Scan systems to ignore moisture, dirt, residue and latent prints left behind on the platen, helping to lower AFIS rejection rates, maximize throughput and dramatically enhance AFIS performance.

      The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject’s fingerprints. Conventional Live Scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent “lifts”. Identix Moisture Discriminating Optics effectively “ignore” residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. All three Live Scan systems utilize high-resolution scanners with digital signal and video processing boards, multi-processing application software, multi-tasking computers, computer monitors as well as laser printers. The TouchPrint 3000, TouchPrint 2000, and TENPRINTER 1133 systems are enclosed in a ruggedized cabinet.

      TouchPrint 3100; TouchPrint 2600 Applicant Fingerprint System (“TP-2600 AFS”). The TouchPrint 3100 and TP-2600 AFS are designed to provide high-quality fingerprint scanning for civil applications. The TouchPrint 3100 and TP-2600 AFS are based, respectively; on the Company’s, FBI Appendix F-Certified, TouchPrint 3000 and TouchPrint 2000 fingerprint scanner technology. The TouchPrint 3100 and TP-2600 AFS support direct connections to state and local AFIS systems and to the FBI IAFIS to permit rapid screening of job applicants to help prevent the hiring of personnel with past criminal records for industries such as airports, school systems, banking/financial and securities firms and segments of the healthcare field. These models are also well suited for enrollment of individuals for national or other large-scale identification programs where forensic quality images are required or preferred.

      TENPRINTER FC-Desktop Modular and TENPRINTER FC-Transportable. The TENPRINTER FC-Desktop Modular and TENPRINTER FC-Transportable are FBI Appendix F-Certified, low cost, modular fingerprint Live Scan systems. The Transportable is designed to fit in a hard-sided carrying case, and allows forensic quality Live Scan fingerprint capture at remote locations. Fingerprint images can be transmitted to AFIS systems from remote locations or stored for processing at a central location.

      TouchPrint PRO Full Hand Scanner. Identix’ TouchPrint PRO is the first full hand Live Scan imager to receive Appendix F-Certification from the FBI. Employing Identix’ patented Moisture Discriminating Optics, the TouchPrint PRO captures a continuous scan from the carpal crease to the fingertips, in compliance with International Association for Identification (“IAI”) standards. The TouchPrint PRO Scanner eliminates the tedious process of stitching together pieces of prints and provides the ability to absolutely connect palm images to a particular human subject through the simultaneous capture of fingertip and palm ridge information.

      TouchPrint 3800. Identix TouchPrint 3800 incorporates the TouchPrint 3000 with the TouchPrint PRO Full Hand Scanner to provide fingerprinting booking stations with an integrated full hand scanner configured in a ruggedized housing, with adjustable height controls designed to withstand heavy traffic and harsh booking environments.

      DFR® 2080; DFR 2090; DFR 90 The DFR 2080, 2090, and 90 are forensic quality single fingerprint readers specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. The DFR 2080/2090 products are compact, low cost, high-quality fingerprint readers that deliver National Institute of Standards and Technology (“NIST”) compliant 500 dpi resolution and provide a digital USB output. The DFR 2080/2090, are best suited for high-traffic identity verification points such as border crossings, ID and payment processing centers, DMVs, social benefit distribution centers, employee registration, and financial institutions.

      These products are designed to be used primarily by system integrators as an optical fingerprint capture device that supplies fingerprint images to a frame grabber that digitizes the image for computerized fingerprint database systems for identification matching. More than 5,000 units of Identix’ DFR 90 scanner, the predecessor to the DFR 2090, have been incorporated by OEMs into turnkey systems and are used for civilian applications in welfare fraud prevention, immigration and border control, employee enrollment for benefit entitlement verification, and motor vehicle licensing.

      TouchPrint Card Scan System. Identix’ TouchPrint Card Scan Systems provide digitization of inked fingerprint images that were originally recorded on 10-print card stock. The Card Scan Systems are designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. These systems employ flatbed scanners on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.

      Store & Forward Systems. Identix’ Store & Forward Systems are used at central processing sites to manage the flow of electronic fingerprint records from a network of TouchPrint, TouchPrint PRO, TENPRINTER, or FingerPrinter CMS Live Scan systems. The high-performance, multi-function Store & Forward platform simultaneously supports record receiving, interactive record editing, selective record transmitting and record printing on locally attached printers.

      Image Printers. Identix printers provide automated receipt and printing of Live Scan fingerprint records at remote or central facilities. High-capacity record storage options ensure uninterrupted record flow during peak load periods.

Live Scan Installed Base

      Law enforcement: Law enforcement agencies in all 50 States, including police and sheriff’s departments, courts, prisons, jails, customs and the Immigration and Naturalization Service (“INS”), the District of Columbia and more than four foreign countries have installed in excess of 6,000 of the Company’s Live Scan products. Identix currently has statewide law enforcement network installations of its Live Scan systems in more than 15 states. Many large cities and counties have also installed networks of Identix TouchPrint and TENPRINTER Live Scan systems for law enforcement agencies.

      Immigration: The INS uses Identix’ Live Scan products to perform background checks on persons who enter the United States and persons seeking naturalization. Approximately 850 systems have been delivered to INS installations at airports and other ports of entry, as well as immigrant processing centers across the country.

      Social services: Social service agencies in five states to-date use Identix’ Live Scan products to provide forensic quality images to identify welfare recipients and prevent collection of benefits by the same person under different names.

      Airports: In an effort to increase aviation security, the U.S. Congress passed legislation in October 2001 that would require criminal background checks for all people who apply for a job that will give them access to the airfield. To date, close to 150 U.S. airports have installed Identix’ Live Scan systems for applicant fingerprinting to assist the airports in meeting the compliance terms of this mandate.

Network Security

      Many government and commercial organizations’ most valuable resources reside on computer systems: business plans, customer lists, account records, product information, medical records, personal data, and financial records for example. To protect information, it is critical to control access whether from a local area network or through wireless communication devices. This is especially critical in those areas such as healthcare and finance, where legislation has mandated confidentiality of patient records and financial transactions and information. Frequently, convenience dictates that the keys to those systems are often found on scraps of paper floating around the office or taped under keyboards. Identix’ information security products and solutions are designed to protect computers, networks, and portable devices from unauthorized users, both external and internal.

      The Company’s product offerings are convenient, easy to use, and suitable for the majority of information security applications. Identix offers a variety of products, all with the ability for customization to fit the various needs and environments of governmental and commercial entities. For example, fingerprint identification at log-on can be layered with facial recognition’s continuous monitoring capabilities to secure the most sensitive applications. In addition, the Company’s information security solutions can be combined with smart cards, PINs, passwords and other less secure authentication methods for added security.

      BioTouch® USB 200. The BioTouch USB 200 fingerprint reader utilizes the Company’s DFR 200 scanner, a small optical fingerprint reader about the size of two matchbooks. The DFR 200 fingerprint reader is ideal for desktop peripheral devices and is primarily used for password replacement in PC products. BioTouch USB 200 works with Identix’ BioLogon software to scan a person’s finger image and match it against a previously enrolled image for positive user authentication.

      BioTouch PC Card. The BioTouch PC Card provides a fully functional optical fingerprint reader inside a single type II PC card and is specially designed to enable biometric security in laptop and pocket PCs. The BioTouch PC Card works with BioLogon software to scan a person’s finger image and match it against a previously enrolled image for positive user authentication. It utilizes Identix’ DFR 300 scanner, a small optical fingerprint reader approximately 4.5 mm thick with a surface area about the size of a standard U.S. postage stamp.

      BioLogon. BioLogon is a family of software products designed by Identix for stand-alone and networked PC security. BioLogon replaces hard-to-remember passwords with a touch of a finger to gain access to PCs and networks. BioLogon has been developed to work with Microsoft’s Network Security Architecture, Novell’s NMAS network products and the Wyse Thin Client Architecture.

Network Security Installed Base

      Healthcare: Identix’ network security solutions are being employed to secure access to confidential patient records by companies in the healthcare industry.

      A southern California regional health center has integrated Identix’ BioLogon into its network applications for authentication of individual patient data transactions. Identix’ biometric security solutions will help ensure the health center complies with the rigorous confidentiality requirements of HIPAA. The Health center is replacing password authentication across its Wide Area Network (“WAN”) with Identix’ BioTouch USB biometric fingerprint readers and Identix’ BioLogon software for Windows 2000.

      A large hospital has deployed Identix fingerprint technology to its workforce as a customized biometrically authenticated healthcare application. Hospital employees can biometrically access numerous network applications with the simple touch of a finger via Identix technology to assist the hospital in complying with HIPAA regulations. Identix technology provides not only a more secure system than when the hospital used passwords, it also assists the hospital in complying with the strict confidentiality requirements for accessing patient records because biometric authentication provides information on which individual is accessing what patient record.

      A major San Diego, California based healthcare provider has deployed Sentillion Inc.’s Vergence® product suite, which integrates Identix’ fingerprint biometric BioLogon® authentication software and provides solutions for strong authentication, single sign-on, context management, and privacy management for the healthcare industry. The healthcare provider placed the order through Sentillion, an Identix value added reseller. The order also includes 7,000 Identix® BioTouchTM USB fingerprint readers and an 11,000-user BioLogon server license. Additional hospitals, have selected Sentillion’s biometric single sign-on product, Vergence. Vergence integrates Identix’ fingerprint biometric BioLogon, which provides a strong authentication of an employee’s identity which grants access into each respective hospitals’ IT network. This includes a total of more than 1,200 Identix BioTouch USB fingerprint readers and Identix BioLogon server licenses for in excess of 1,400 users.

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

      Additionally, other large international banks use the Company’s network security solutions for transaction authorization. A large Central American bank has deployed Identix’ fingerprint biometric security solutions to secure access to its databases by member banks. In order to help ensure that only authorized individuals from authorized member banks can access the bank databases, the bank is requiring verification via fingerprint biometric prior to allowing database access. The bank has deployed Identix BioTouch USB fingerprint readers to its network of member banks along with BioLogon to enable users to enroll in the new security system.

      A South American bank has adopted Identix’ security solutions to positively authenticate its customers prior to conducting transactions at its branch offices throughout the country. These solutions provide heightened security for its customers, while eliminating the need to remember cumbersome passwords. The bank has installed BioLogon software and fingerprint readers at teller windows in many of its banks. Customers are required to verify their identity via the fingerprint readers prior to performing a transaction. Additionally, the bank has integrated Identix’ fingerprint technology into five Diebold ATM machines at select locations to replace PINs for ATM transactions.

      Identix fingerprint technology is also being deployed by a large Pacific Rim bank to provide heightened security for electronic fund transfers. The bank has more than 790 branches and approximately 8 million customers throughout the country. Identix Fingerscan V20 units have been deployed in select branches to assist the bank in the secure processing of high-value electronic fund transactions. Identix’ fingerprint biometric technology has been directly integrated into the bank’s electronic fund transfer delivery system. This means that no electronic transfer in excess of a certain value may be processed without proper biometric verification. Bank tellers and managers are enrolled in the system and assigned specific levels of security for approval for electronic fund transfers. Teller stations throughout the bank’s branch location network are equipped with Identix systems and tellers must authenticate themselves via fingerprint prior to processing an electronic fund transfer. At very high values, a supervisor is also required to approve the transfer and verify his identity prior to processing of the electronic transfer.

      A large international mercantile & futures exchange based in South America has implemented Identix’ fingerprint biometric security for authentication and access to its electronic Global Trading System. The exchange moves approximately $17.5 billion daily and believes that it is the eighth largest futures and options exchange in the world. Following a six-month evaluation program, the exchange has begun to deploy Identix industry-leading fingerprint biometric hardware and software to its traders. The solution requires traders to access the electronic Global Trading System via fingerprint biometric authentication. Each authorized trader has enrolled with four fingers and may use any of the four to log-on to the electronic trading system. Traders are required to verify their identity via the fingerprint readers periodically at defined time intervals throughout the period of time they are logged-on to the system.

Local Government:

      A state public safety department currently deploys more than 1200 Identix BioLogon software seats to control access to sensitive information on its IT network. The deployment includes the installation of Identix BioTouch USB 200 readers at the corresponding computer terminals. Two additional agencies within the state are also deploying Identix BioLogon software and BioTouch USB 200 fingerprint readers for heightened network security via fingerprint biometric authentication.

      A California city has incorporated Identix’ network security solutions in 1,500 seats across its desktop Information Technology (“IT”) network that accommodates a complexity of city bureaus and offices. Identix’ security solutions provide the city the ability to access multiple applications with a single function, a fingerprint, instead of several passwords. Using Identix’ BioLogon software, the city can also share workstations and permit log-ons from anywhere on the network. Since the city implemented Identix’ network security solution, it has eliminated 85 percent of its help-desk calls. Estimated savings produced from the reduction in help desk calls has more than offset the investment.

      Court Systems: A state supreme court has incorporated Identix’ fingerprint security solutions to secure its 650 seat WAN enterprise-wide, which encompasses five district courts of appeal and the state supreme court. This state’s supreme court has deployed 650 Compaq Fingerprint Information Technology (“FIT”) readers, which incorporate the Identix DFR 200 optical fingerprint reader, along with BioLogon, to secure the state court’s IT applications with fingerprint authentication data. The solution also integrates Novell Modular Authentication Services (“NMAS”), Network services software from Novell Inc. (“Novell”), to deliver a single point of administration for managing, accessing and grading password and fingerprint biometric authentication methods.

      Education: A southern California school has selected Identix’ fingerprint security solutions as a convenient, cost-saving alternative to passwords to secure its 430 seat network. The security solution chosen by the school to protect its network includes Identix’ BioLogon software for Windows 2000 and the Compaq FIT reader, which incorporates the Identix DFR 200 optical fingerprint reader.

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

      FingerScanTM V20. The FingerScan V20 is the Company’s latest Physical Access Control (“PAC”) product. FingerScan V20 combines Identix’ minutiae-based algorithm with embedded PC technology to create a highly functional access control device. By utilizing the same technology used in BioLogon products, Identix plans to offer universal access solutions for enterprises. Users can access a building, an office door and a PC with the placement of one of their fingers. FingerScan V20 provides additional functionality by incorporating capability for ethernet and proximity cards and allows for expanded capabilities through a software application called Fingerlan Access Control Software.

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

      Corrections: A state department of corrections and juvenile facilities has installed the Company’s fingerprint readers and networking software for physical access control in prisons and juvenile facilities statewide. The systems enable authorized staff members to enter and exit secure areas, provide an exact record of each entry and exit and alert security staff if authorized persons do not biometrically check out of the secured areas when expected.

      Time-and-attendance: A major Australian supermarket chain uses the Company’s biometric solutions to maintain accurate time-and-attendance records for in excess of 80,000 employees in over 500 stores.

Facial Surveillance

      Today, facial recognition technology is the only biometric capable of identifying known people at a distance. As the only commercial entity to be chosen and continually funded for four consecutive years by Defense Advanced Research Project Agency (“DARPA”) to participate in the Human ID at a Distance program, Identix is at the cutting edge, making the Company’s FaceIt technology the industry-leading offering.

      Facial surveillance can yield instant results, verifying the identity of a suspect and checking through millions of records for possible matches quickly, automatically and reliably. Identix’ automated systems are used in airports, casinos, public buildings, town centers and shopping malls around the world to enhance the effectiveness of security provided by new and previously installed CCTV systems.

      These investigative tools help to single out known terrorists or criminals, but they can also be applied to quickly identify VIP guests, frequent customers or expected visitors who have opted into a customer service-marketing program.

      FaceIt® ARGUS. FaceIt ARGUS is a state-of-the-art automated full-time facial surveillance and identification engine that allows each camera of a surveillance system, whether new or old, to serve as a diligent observation point, even when the video is not being actively observed. Based on Identix’ Biometric Network Platform and incorporating all the capabilities of the Company’s leading FaceIt facial recognition engine, FaceIt ARGUS makes it possible to turn any passive CCTV system into an active, real-time identification and observation point. The system can handle an unlimited number of camera inputs. Through the Internet, the system can be linked to databases of any size and/or location.

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

      Identix’ IBIS system uses a hand-held portable device, called a Remote Data Terminal (“RDT”), to capture photographs and forensic-quality fingerprint images in a mobile environment. The fingerprint data is then transmitted wirelessly to the central IBIS server via the police radio communication system or cellular communications. At the IBIS server, the data is processed and transferred to one or more AFIS databases. If a fingerprint match exists, identification information is transferred back to the RDT. Fingerprint and photo non-matches are discarded from the system after the transaction.

      IBIS has been undergoing testing in various counties and cities in key regional areas of the United States, including the Southwest, Midwest and Northwest. In fiscal year 2003, some of these tests have been expanded to actual rollouts of Identix’ IBIS systems through contract awards for non-pilot deployments of IBIS.

iii. Platforms:

Biometric Network Platform

      Biometric Network Platform (“BNP”) is a technology framework for building scalable biometric solutions. It consists of network ready elements — hardware components, called biometric network appliances (“BNA”), programming logic for connecting the BNAs to each other or to a standard security and information system, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. By combining the different BNAs with application-specific programming logic, a wide range of scalable solutions — such as large database searching and enterprise security — can easily be built. The individual BNAs are dedicated to performing one specific task surrounding identification and the programming logic tells what action should be taken based on whether or not a match is made. For example, in some applications a positive match may allow someone to gain access to an area, while in another application access of the identified person may be restricted.

      The BNP software architecture also incorporates certain of Identix’ itrustTM multi-authentication know-how, enabling the BNA to combine access rights and administration functions for secure and trusted data sharing and transaction management services for enterprise security and Internet applications. The Company believes the integration of itrust technology with Identix’ existing BNP technology, both organically developed and acquired through third party acquisition, brings to the BNP three of the most important aspects of security — authentication, access and administration — as a managed network security service offering. This integration enables the development of solutions to safeguard the integrity of data by providing an organization the tools to control and confirm who is on the other end of a transaction, grant that user access to particular resources on the network, and keep a record of transactions as they occur.

      The BNP is specifically aimed at data mining, surveillance and enterprise security applications. Currently, the core biometric technology for the BNP is Identix’ proprietary FaceIt engine, however, the platform is designed to support other biometric technologies, including fingerprint.

      Identix provides the BNP components to large systems integrators who in turn create customer-specific offerings.

      In addition, in order to meet market demands and promote the BNP overall, the Company provides several off-the-shelf products based on the BNP to end user markets. Among these is ABIS, a unique server software architecture that runs on modular commercial off-the-shelf hardware components, making it easy for integrators and end-users alike to expand the capabilities of the system as the scope of the identification program grows. ABIS is accessed through a standard web browser or a thin client interface and provides various functionalities such as enroll, search and delete, in an easy to use application programming interface (“API”).

iv. Project Management Services — Identix Public Sector, Inc. (“IPS”):

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

      IT Security provides design, development and integration services for biometric security and imaging systems for a variety of applications ranging from law enforcement to office and business applications. For example, IT Security has served as the systems integrator for police and sheriff’s departments that have integrated Identix’ TouchPrint Live Scan system and the customers’ criminal justice information systems.

      IT Security was awarded a Federal Supply Schedule (“FSS”) through the General Services Administration (“GSA”), which provides computerized catalogs for federal and state agencies to easily procure equipment and services. Through the GSA FSS program, IPS streamlines the acquisition process and allows federal and state agencies to procure Identix equipment in an expedient manner. Originally the IT Security organization implemented the GSA FSS program for internal use. Now, however, the IT Security organization allows third parties to sell through the Company’s GSA contract for a fee. The current contract has a five-year base period of performance and a five-year follow-on option.

Complex Program Management and Engineering Services

      This group supplies government and major commercial organizations with a staff of experts in management and technical disciplines to address a variety of needs including: program management, acquisition and financial management, logistics and engineering/technical services. For more than 20 years, IPS has served the Department of Defense (“DoD”), primarily the U.S. Navy, managing programs that play a critical role in the nation’s defense. These programs include the Program Executive Office for Expeditionary Warfare, Naval Special Warfare Program and the Office of Naval Research.

Facilities Engineering

      IPS’ Facilities Engineering Division assists large property owners with many complex technical issues in the areas of facilities design, engineering, cost estimating, project management, tenant coordination and move services. Its staff of facilities professionals includes engineers, as well as technicians, skilled and experienced as owner representatives in all aspects of facility management design, construction, renovation, and maintenance. These professionals work on behalf of clients to ensure that projects are completed successfully, on time, and within budget. For example, IPS functions as the construction manager for GSA’s 10-year renovation of the White House and Executive Office buildings, which began in 1998.

Legislative Demographic Services, Inc. (“LDS”)

      IPS’ wholly owned subsidiary, LDS, provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying federal and state legislatures. LDS’ product line matches customer data files and produces demographic data information by politician to include committees’ positions on issues and individual voting records. This process allows LDS’ customers to analyze politicians’ views and then mobilize employees, suppliers and/or members in an attempt to influence political positions. Most recently, LDS has been contracted to analyze potential political impacts on mergers, acquisitions and industrial plant closings.

      A portion of IPS’ business comes from government agencies, subjecting the business to certain additional risks.

      IPS markets its services directly to United States government agencies, including the DOD, and to commercial entities.

v. Fingerprinting Services:

      Certain employers, including federal or state government agencies, child care, banks, securities companies, transportation agencies, and gaming licensing agencies require a background check, including a fingerprint check, as a condition of employment. Usually, an applicant is required to go to a police station for ink fingerprinting and then forward the fingerprint card to the employer who then submits the card to state or federal authorities to perform a background investigation. Ink fingerprint cards have rejection rates as high as 40%, requiring an applicant to repeat the fingerprinting and submission process. Repeat processing, frequently delays the employer’s hiring process.

      The need for reliable and convenient fingerprint capture for diverse applications has given rise to the fingerprinting services business. In September 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. (“Sylvan”) for the purpose of providing fingerprinting services for a variety of civilian applications. The joint venture, Sylvan Identix Fingerprinting Centers (“SIFC”), currently has over 100 fingerprinting locations around the country and processes more than 400,000 applicants each year. Its customers include state agencies and school districts, major airlines, and financial industry associations. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and the joint venture earns fees for each user of the services.

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

Strategy

Overview

      The Company’s goal is to continue to provide an accurate and reliable means to enhance identification, authentication, verification, and security via BNPs, technology, applications, and solutions. Identix believes it will continue to achieve these goals by further developing high-level platforms, technology, products, applications and solutions that encompass Live Scan, network and physical security, and fingerprint and facial recognition. Identix plans to capitalize on the need for uniqueness of identity in security applications to increase its market penetration of federal, state and local governments, healthcare, finance and other enterprise markets in the U.S. and internationally. The Company believes the government markets — federal, state and local, and international — provide the best near-term opportunity for significant adoption of biometrics. The Company also believes governmental legislation and regulation of industries such as transportation; healthcare and financial services will provide the catalyst for increased adoption of biometric products and solutions in these and other industries. It is the Company’s goal to establish a leadership position in these markets and leverage its position of leadership into each subsequent adopting market with the eventual goal of becoming a leading security provider worldwide.

      The key elements of the Company’s strategy include:

      Deliver comprehensive solutions. In all target markets, the Company strives to provide comprehensive product and service solutions for its customers. Identix is able to deliver comprehensive biometric security solutions for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, facial recognition capabilities, and authentication network management platforms. The Company considers its multi-biometric security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas. This strategy is different from certain other companies, which focus solely on either the development of fingerprint image capture devices or on a single biometric technology. In addition, the Company’s field service organization continues to expand the scope of its services to law enforcement and government agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. The Company seeks to continue to provide superior technical services and responsiveness by providing complete customer solutions to its target markets.

      Deliver scalable multi-biometric technology and authentication platforms. With its BNP, the Company seeks to overcome some of the hurdles faced in the adoption of biometrics by providing scalability for large enterprises. The Company will continue to develop the capabilities of the BNP and provide targeted product offerings based on this framework. Through the BNP, the Company also strives to enable secure and trusted data sharing and transaction management services for open networks by integrating the three most important aspects of security, authentication, access rights and administration, as a managed network security service.

      Penetrate and develop new markets through strategic partnerships and relationships. The Company has established strategic relationships with a select group of market leaders to provide biometric products and solutions, including FaceIt, BioEngine, ABIS, and its BNP, for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company currently participates or intends to participate. In such cases, the Company has and will continue to pursue relationships with companies that have strong positions in these markets as well as with OEMs, system integrators, defense contractors, and resellers who serve as prime contractors for large integrated systems in the domestic and international markets. For example, the Company has developed relationships with leading prime contractors and works with these companies to provide finger and facial recognition biometric technology and products for large-scale programs. The Company has also developed relationships with the leading Automated Fingerprint Identification System (AFIS) suppliers, to provide forensic quality Live Scan capabilities to government agencies. Additionally, the Company intends to continue to pursue VAR and OEM relationships for its FaceIt technology offerings. Moreover, the Company may continue to develop new strategic partnerships and relationships in other areas that pertain to the Company’s business.

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

      Maintain a global perspective. The Company believes there are many opportunities to apply biometric technologies throughout the world and solutions provided in one area of the world can be used in other regions for customers with similar requirements. Where fraud is prevalent and the confidentiality of information is of concern, biometric solutions have the potential of providing significant savings. The Company has established regional master distributor and reseller relationships throughout North America, South America, Europe, Middle East and the Far East to address opportunities and provide a local sales, distribution and support presence in these regions.

Product Development

      The Company continues to invest in research, development and engineering to enhance the performance and functionality, and in certain cases to reduce the costs, of its existing technology, products and solutions, as well as to increase the breadth of its product and services offerings. The Company’s expenditures for research, development and engineering totaled $11,044,000, $10,620,000, and $9,649,000 in the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      The Company’s development programs have recently focused on combining the best of breed in technology and innovation from Identix and Visionics into new product and solutions lines. Recent developments include the next generation imaging products consisting of a full hand scanner and enhancements of the Company’s

Live Scan offerings and IBIS products. Additionally, the Company’s development programs have focused on the next generation fingerprint and facial recognition technology, which the Company believes will further enhance the speed and accuracy of searching and matching algorithms within very large databases. The Company believes its next generation fingerprint and facial recognition technology developments will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial templates on smart cards and similar storage devices.

Sales, Marketing and Support

      Identix’ sales strategy is organized around four specific markets, namely 1) federal, 2) state and local, 3) physical access and information technology (which includes selling to OEMs), and 4) international. Each sales organization is supported by a full range of functional groups, which design, engineer, manufacture, market, fulfill and support the Company’s market-specific products and offerings. Each sales organization is further supported by both a professional service group within the Company to customize solutions for each market and a field service group to ensure ongoing performance of the Company’s systems at customer sites throughout the world. Identix believes this organizational structure is market and customer driven.

      Direct Sales. Within the U.S., the Company’s network and physical security, Live Scan, FaceIt ARGUS and IBIS product offerings are sold directly to end users through the four sales organizations. Direct sales activity is concentrated in the public sector market, law enforcement, transportation, state and local governments, financial services, and other commercial enterprises.

      Channel Sales and Business Development. The Company’s network and physical security fingerprint products and facial recognition offerings, such as ABIS, are sold through a worldwide network of channel sales personnel aligned with the sales organization. Each respective sales organization within the Company establishes and maintains relationships with corresponding distributors, systems integrators, VARs, and OEMs. The Company also works closely with skilled system integrators for government, civil and commercial applications of its Live Scan systems.

      Channel sales activity is concentrated in the markets of secure ID systems, law enforcement, transportation, network security, healthcare, financial services, commercial enterprise, and domestic and international government.

Marketing Strategy

      Network Security Solutions: The Company’s Network Security products and solutions are marketed and sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs, and OEMs. The Company’s Network Security products and solutions sales activity is concentrated in the markets of federal, state and local government, enterprise network security, healthcare (protecting and recording access to patient records), education, and banking (financial transactions). The Company has sales, service and product marketing in most regional sales offices to provide customers with complete sales and support services. The Company also works closely with its distributors, systems integrators, VARs, and OEMs to ensure that end users are fully supported post-sale.

      Sales activity varies widely from single authentication devices sold by Internet fulfillment houses to complex, networked recognition solutions sold by system integrators, which include facial surveillance and recognition at a distance, PC network security, financial transaction authorization, time-and-attendance, and building access. The success of these sales depends upon the Company’s ability to provide comprehensive integrated solutions.

      Facial Recognition. FaceIt is sold primarily to government agencies and law enforcement customers in conjunction with ID systems, mug-shot database systems and CCTV systems through the Company’s strategic partners and VARs. Partners pay a license fee for use of the technology based on, for example, the number of software seats sold or the size of the database being used. License fees can range from a low of a few dollars per unit for a screen saver application on laptops to nearly $1 million, as in the case where the

Company granted an unlimited use license for a voter registration system in a large Central American country. The FaceIt ARGUS facial surveillance system is also sold primarily to federal, state and local government customers. Since the proliferation of this product rests primarily on its acceptance by several key customers, it is difficult to determine its overall potential. The Company is currently participating in DARPA’s “Human I.D. at a Distance” program, which is advancing the state of the art in facial recognition systems. ABIS is sold primarily through systems integrators and VARs. ABIS is primarily targeted at entities such as passport agencies, interior ministries, large corporate enterprises and motor vehicle agencies throughout the world that face the potentially daunting task of sifting through millions of images to identify any duplicates prior to issuing an ID. Additional target customers include law enforcement agencies that rely on facial searches for investigations and mug shot booking. The cost of the system depends on many factors including database size, required response time and throughput. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

      Live Scan products and solutions. The Company’s Live Scan solutions are marketed domestically and internationally primarily through a direct sales force and sales representatives. Identix also teams with NEC to provide Live Scan capability to law enforcement agencies that purchase NEC Live Scan systems. In addition, the Company works closely with skilled system integrators and defense contractors to develop identification solutions for civil and commercial applications of its Live Scan technology both domestically and internationally. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

      The Company’s TouchPrint and TENPRINTER Live Scan systems are generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation, and implementation process can extend over several months or years. For existing customers that are adding to or upgrading their systems, the sales cycle generally is considerably shorter and these sales often are not required to go through the bid process.

      IBIS: The Company expects the majority of IBIS sales to be derived from federal, state and local agency customers. Identix expects IBIS adoption to follow a similar pattern to current Live Scan products, where larger agencies will more than likely deploy it first before smaller agencies consider adoption. The Company expects the majority of early adopters of IBIS will require federal or state funding. An initial installation of IBIS may cost between $200,000 and $800,000 for the back end server infrastructure and a limited number of handheld units. Total cost depends on existing wireless communication infrastructure and the type of AFIS an agency may have. The Company anticipates that once an IBIS system is established within an area, additional handheld units may be added without significant infrastructure investment. The initial handheld units are expensive to produce and may require additional engineering to reduce production costs and to enhance the features and functionality. After assessing results and feedback from early adopters, the Company has undertaken an effort to align its IBIS solution offering to conform to its target customer needs and requirements. The Company anticipates on-going product development in this area.

      Identix Public Sector services. IPS markets its services directly to United States government agencies, including the DOD and Navy, as well as commercial entities.

Product and Customer Support

      Service and support for all Company products, including web-based, telephone and onsite support plus training, is based out of the Company’s headquarters in Minnetonka, MN. Installation and maintenance support comes from the Company’s 24 hour/7 days per week TouchCare support center, regional technical staffs, and the Company’s engineering staff. This support may include traveling to the customer site to explain the technical operation of the system, clarifying the configurations, detailing any necessary software customization, and defining any integration issues. Once installed, the systems are supported by the TouchCare support center, regional staffs, and the Identix trained system integrators, VARs, or partners.

      The Company’s Live Scan products carry a 90-day to one-year warranty and extended service is offered through a choice of maintenance contracts. Certain of the Company’s physical access and network security products generally carry a 90-day warranty, with additional support available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company generally passes on to its customers the standard warranties provided by those manufacturers. The Company has field engineering and service personnel supporting its products throughout the United States.

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

      Identix had product backlog of $5,718,000 on June 30, 2003, all of which is scheduled to be shipped and recognized as revenue in fiscal 2004. Identix had product backlog of $6,172,000 on June 30, 2002 and $1,336,000 on June 30, 2001.

      IPS had services backlog of $63,189,000 on June 30, 2003. IPS had services backlog of $101,354,000 on June 30, 2002 and $131,510,000 on June 30, 2001. The decrease in the IPS backlog from fiscal 2002 to fiscal 2003, is primarily the result of a decrease in the number of government contracts that has been awarded to IPS in fiscal 2003.

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

      The Company holds the following patents:

•	one U.S. patent expiring in 2004 and two foreign patents on one version of the Company’s optical fingerprint reading device;

•	one U.S. patent expiring in 2005 on a system for capturing both slap and individual rolled fingerprint images;

•	one U.S. patent expiring in 2007 for a method for generating data characteristics of a rolled fingerprint image;

•	one U.S. patent expiring in 2008 and seven foreign patents on a fingerprint analysis algorithm;

•	one U.S. patent expiring in 2010 and four foreign patents on a portable apparatus for identification verification;

•	one U.S. patent expiring in 2010 on a system for removing moisture from a finger or a finger-imaging surface;

•	one U.S. patent expiring in 2013 covering an enhanced method of recording a fingerprint in the presence of moisture on a person’s fingers;

•	one U.S. patent expiring in 2014 and six foreign patents on the Company’s curved platen design palm scanner;

•	one U.S. patent expiring in 2014 covering a system for electronically acquiring fingerprint images;

•	one U.S. patent expiring in 2015 covering a version of the Company’s optical fingerprint reading device including a heated optical platen;

•	one U.S. patent expiring in 2015 covering a system for electronically acquiring fingerprint images;

•	one U.S. patent expiring in 2015 for obtaining a plain image of multiple fingerprints;

•	one U.S. patent expiring in 2016 covering a system for reducing smear in rolled fingerprint capture;

•	one U.S. patent expiring in 2016 covering a memory card having a biometric template;

•	one U.S. patent expiring in 2016 for a face recognition technique;

•	one U.S. patent expiring in 2017 and one foreign patent on a palm scanner;

•	one U.S. patent expiring in 2018 covering an optical fingerprint reading device including a rotatable drum; and

•	one U.S. patent expiring in 2018 covering a portable hand-held personal identification system and method of providing secure access to a host facility.

      Identix has an ongoing policy of filing patent and trademark applications to seek protection for novel features of its products and currently has 13 patent applications pending in the United States and 17 in foreign countries. Identix currently has four U.S. trademark applications pending and 27 U.S. trademark registrations. Identix currently has five foreign trademark applications pending and ten foreign trademark registrations.

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

      The Company may have to litigate to enforce its patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on the Company’s business, operating results, financial condition and stock price and on the Company’s ability to compete successfully. To determine the priority of inventions, Identix may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost to the Company and could result in limitations on the scope or validity of the Company’s patents or trademarks. See “Risk Factors”.

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

Competition

      The markets for the Company’s products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. The Company expects competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by the Company. Some of the Company’s present and potential competitors may have financial, marketing, and research resources substantially greater than those of the Company. In order to compete effectively in this environment, the Company must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that the Company may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in the Company’s markets, or develop new products to compete against the Company’s. The Company’s competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render the Company’s products obsolete.

      A significant number of established and startup companies are developing and marketing software and hardware for fingerprint or other biometric security applications that could compete directly with the Company’s products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, signature recognition, hand geometry, voice, and facial structure. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company’s products. Some of the Company’s products also compete with non-biometric technologies such as traditional key, card and surveillance systems, tokens, PINs, and passwords.

      The Company believes that the most important competitive factors for these products are the degree of security provided, ease of use, functionality, price, size, and reliability. In applications such as controlled access to computers, ATMs, and Electronic Funds Transfer (“EFT”), the Company faces competition from technologies relying on PINs, smart cards, tokens, or passwords. In competing with these non-biometric products, the Company believes that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, the replacement of computer passwords by the Company’s products can be a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, the Company’s products. For example, card key or token systems can be integrated with the Company’s biometric security systems to supply different levels of security within a facility. A significant number of established and startup companies have developed or are developing and marketing security and/or authentication solutions that currently compete or will compete directly with the Company’s BNP solutions. Some of these companies may have significantly more cash and resources than the Company, and may currently offer a broader or more robust range of solutions than those currently available through the Company’s offerings. Identix’ physical access, network security, facial surveillance and recognition products and solutions face competition from a number of competitors who are actively engaged in developing and marketing biometrics of other security products, including RSA Security, Incorporated, Precise Biometrics AB, Secugen Corporation, SafLink Corporation, Authentic, Cognitec Systems GmbH, Eyematic, Imagis, Sagem Morpho Inc., Netegrity, Inc., Secure Computing Corporation, and Viisage Technology, Incorporated.

      The Company believes that the most important competitive factors for the Live Scan products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price, and reliability. Identix’ Live Scan products face competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including Heiman Biometric Systems GmbH, CrossMatch Technologies, Inc. and Printrak International, Inc., a company owned by Motorola.

      The market for the Company’s IBIS device is in its infancy and, therefore, the competitive environment is not well defined. The Company believes that some of the Live Scan competitors have smaller devices capturing fingerprints, but not the combination of face and finger. Additionally, the Company believes that some of the AFIS vendors may develop product offerings to compete in this market.

      Facial recognition is an emerging market. As such, there are currently no companies with significant sales in this market. The Company’s primary competitor today is Viisage Technology, Incorporated with a primary customer base of government agencies with particular penetration in Departments of Motor Vehicles. Additional competitors in the facial recognition market include Cognitec Systems GmbH and Eyematic. The Company believes its competitive advantage is the BNP and ABIS that enable turnkey delivery of large-scale facial identification solutions. While the Company does not believe any other significant competitors exist today, many companies appear to be working on similar technology. The Company believes the advanced stage of its development along with its relative size gives Identix a competitive advantage over any additional company that may emerge.

      In its services business, the Company faces substantial competition from professional service providers and systems integrators of all sizes in the government marketplace. IPS is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risks to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain its highly qualified personnel or align with technology leaders, it may lose its ability to compete successfully in the services business.

Manufacturing

      The Company limits its manufacturing activities to the assembly, repair, and testing of proprietary sub-assemblies. Printed circuit board and other mechanical and optical assemblies are fabricated by highly automated, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Company’s physical access and network security products are fully outsourced to contract partners.

      The Company currently uses certain components and sub-assemblies which come from sole source suppliers, the most important of which are the charge coupled and CMOS imaging devices, ASICs for its network and physical access security products and proprietary optical assemblies and coatings for its products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While the Company attempts to maintain inventory on sole sourced components, it may take the Company several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If the Company is required to seek alternative suppliers, the Company may not be able to obtain such components within the time frames required by the Company at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Employees

      As of August 1, 2003, Identix had 359 employees working in its products business, of whom 74 were engaged in research, development and engineering, 58 in production and production support, 180 in sales, marketing and field service and 47 in general administration, finance and legal. As of August 1, 2003, IPS had 157 employees working in its services business, of whom 110 were service providers, 22 were engaged in sales and marketing and 25 were engaged in general administration and finance. None of Identix’ employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be good.

Financial Information about Segments

      For the financial information about the Company’s reportable segments, see Note 12 to the Consolidated Financial Statements.

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

      Our product revenues and a portion of our service revenues are derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and services and the products and services of competitors;

•	customers’ perception of the perceived benefit of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

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

      A significant number of established and startup companies have developed or are developing and marketing software and hardware for facial or fingerprint biometric security applications that currently compete or will compete directly with our current facial and fingerprint security and identity related line of products and applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our security and identity related line of products and applications have significantly more financial and other resources than we have. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors may yet enter the market and become significant long-term competitors.

      Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc. and Imagis Technologies Inc. The products designed, developed and sold under our line of products known as our “Imaging” products also face intense competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a company owned by Motorola, Inc.), and CrossMatch Technologies, Inc.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

      Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused, for example, by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products.

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

      For the years ended June 2003 and 2002, we derived approximately 77% and 83% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price. In January 2003, we were notified that our service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expired on June 30, 2003. During the twelve months ended June 30, 2003, $7,300,000 was recognized under the contract.

      For the years ended June 2003 and 2002, we derived approximately 88% and 91% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. We were audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

Our results of operations may be harmed by availability of governmental funding, credit and other policies.

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

      We also extend substantial credit to federal, state and local governments in connection with sales of our products and services. Sales to sizeable customers requiring large and sophisticated networks of fingerprint recognition and Live Scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood by us at the time of acceptance of the order, and may involve investment of additional resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively affect profit margins and our liquidity.

      Additionally, without regard to termination of funding, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with us at their sole discretion without adequate or any compensation or recourse for us.

The substantial costs of our merger with Visionics Corporation, which was completed in June 2002, and the manner of accounting for the merger may affect Identix’ reported results of operations.

      Approximately $30 million of costs have been incurred in connection with our merger with Visionics. These include costs associated with combining the businesses of the two companies, including integration and restructuring costs, costs associated with the consolidation of operations and the fees of financial advisors, attorneys and accountants. A significant portion of these costs has been charged to expense in the period incurred, which increased our loss under generally accepted accounting principals (“GAAP”) for such period. The remaining costs, consisting primarily of fees and expenses paid to financial advisors, attorneys and accountants, were a component of the purchase price and capitalized as an element of goodwill. There is a risk that such costs may be higher than anticipated. The failure to manage such integration costs effectively could have a material adverse effect on the business operations, financial results and stock price of the combined company.

      While the vast majority of costs associated with the merger are behind us, we may incur additional integration costs, for example, costs associated with the sublease of our former office and manufacturing space in California, and these costs may be higher than anticipated.

      Goodwill is required to be tested for impairment at least annually and we will be required to record a non-cash charge to earnings in the period any impairment of goodwill is determined. During the fourth quarter of fiscal year 2003, we recorded an impairment charge to goodwill in the amount of $154,799,000.

The market price of our common stock could decline.

      The market price of our common stock could decline if:

•	our merger with Visionics proves to be ultimately unsuccessful;

•	the combined company is unable to successfully market its products and services to both companies’ customers;

•	the combined company does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as do we; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

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

      While we believe existing working capital may be adequate to fund our operating cash requirements for at least the next twelve months, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilative to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.

We face substantial competition from professional service providers of all sizes in the government marketplace.

      Our wholly owned subsidiary, Identix Public Sector, Inc. (“IPS”), is increasingly being required to bid on firm fixed price and similar contracts that result in greater performance risk to IPS. If IPS is not able to maintain a competitive cost structure, support specialized market niches, retain highly qualified personnel or align with technology leaders, we may lose our ability to compete successfully in the services business.

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

      It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship and or install one or more large orders as forecast for a fiscal quarter, our total revenues and operating results for that quarter could be materially and adversely affected.

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

      A significant portion of our product revenue comes from sales to partners including OEM, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

      For the years ended June 2003 and 2002, we derived approximately 9%, and 13% respectively, of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

      As of June 30, 2003, the State of Wisconsin Investment Board and Mazama Capital Management, L.L.C owned approximately 9% and 5% respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.

      Performance failure in our products or certain of our services may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products or services that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences.

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

      As part of our business strategy, we may acquire assets and businesses principally relating to or complementary to our current operations. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. (“Identicator Technology”) in fiscal 1999, one company in fiscal 1998 and two companies in fiscal 1996. We also acquired certain software and source code assets in October 2002. These and any other acquisitions and/or mergers by Identix are and will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things:

•	exposure to unknown liabilities of acquired companies;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	the incurrence of amortization expenses;

•	incurring impairment charges arising out of our assessments of goodwill and intangibles and;

•	possible dilution to our stockholders.

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

Available Information

      The Company makes available free of charge on or through the Company’s Internet website Identix’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website address is www.identix.com. The information contained on our website is not part of this report.

Item 2.	Description of Properties

      The Company does not own any real estate. The Company is headquartered in Minnesota with office and manufacturing facilities of approximately 71,600 square feet in an industrial park at 5600 Rowland Road in Minnetonka. The average monthly lease payment for the Minnetonka facility is $61,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring on March 31, 2008 and is believed to be adequate for the Company’s current business needs.

      The Company leases approximately 10,000 square feet of space at One Exchange Place, Jersey City, New Jersey. The average monthly lease payment for the Jersey City facility is $20,000 per month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in May 2006.

      The Company has a customer service and sales office in Ontario, California, in approximately 9,600 square feet. The average monthly lease payment for the Ontario facility is $13,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2007.

      The Company leases approximately 5600 square feet of space in a facility in Eden Prairie, Minnesota. The average monthly lease payment for the Eden Prairie facility is $2,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2003.

      The Company leases approximately 2,000 square feet of space in a facility in Washington D.C. The average monthly lease payment for this Washington D.C. facility is $7,000 a month. The space is occupied under a lease expiring in January 2008. The Company subleases this facility to a third party.

      The Company leases space in two facilities in the United Kingdom. The first facility has average monthly lease payments of $1,700 and is located at Cirencester Business Park, Love Lane, Cirencester, Gloucestershire in the United Kingdom. The Company has a sixty-month lease agreement for this facility that expires in December 2006. The Company subleases this facility to a third party. The second United Kingdom facility which has average monthly lease payments of $1,900 and is located at Calleva Park, Aldermaston, Berkshire. The Company has a thirty-six month lease that expires in June 2005.

      IPS leases approximately 93,000 square feet in Virginia and Washington D.C. with an average aggregate monthly lease payments of $262,000, which expire at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. IPS also services customers from an office leased in Mississippi. The Company subleases a portion of these facilities to third parties.

      The Company also leases approximately 26,000 square feet of space in Los Gatos, California for its former administrative headquarters and manufacturing facility and approximately 31,000 square feet of space in Dublin, California for its former engineering, research and customer support facilities. The monthly lease payment for the Los Gatos facility is $160,000 a month plus taxes, insurance and maintenance costs and the lease expires December 31, 2007. The monthly lease payment for the Dublin facility is $47,000 a month plus taxes, insurance, and maintenance and the lease expires March 15, 2006. The facilities in Los Gatos and Dublin are currently vacant and the Company is actively pursuing its option to sublease these facilities.

      In addition the Company leases certain equipment and furniture under operating leases that expire at various dates through July 2006.

Item 3.	Legal Proceedings

      The Company is not party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security-Holders

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 2003

Supplemental Item.     Executive Officers of the Company

      The executive officers of the Company, and their ages as of August 1, 2003, are as follows:

Name	Age	Position

Joseph J. Atick	39	President, Chief Executive Officer and Director
Paul Griffin	42	Chief Technology Officer
Linda Howard	43	Senior Vice President and General Manager, Federal Strategic Business Group; President, Identix Public Sector, Inc.
Erik E. Prusch	36	Chief Financial Officer
Mark S. Molina	44	General Counsel and Secretary
James H. Moar	54	Chief Operating Officer

      Joseph J. Atick was named President and Chief Executive Officer of the Company and was appointed a Director effective with the Company’s merger with Visionics Corporation in June 2002. From February 2001 to June 2002, Dr. Atick held the position of Chief Executive Officer and Director of Visionics, and from April 2001 to June 2002, Dr. Atick also held the position of President of Visionics. Dr. Atick served as Chief Executive Officer of Visionics Technology Corporation from 1994 until its merger with Digital Biometrics, Inc. in February 2001, resulting in the formation of the publicly traded Visionics Corporation.

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

      James H. Moar joined Identix as Chief Operating Officer effective April 2003. From 1998 to 2002, Mr. Moar was COO of publicly-traded, Minneapolis, MN-based Tennant Company (NYSE:TNC). From 1995 to 1997, he was Chief Operating Officer for DataCard Group. He served in various other positions at DataCard between 1990 and 1995, including President and General Manager, Card Personalization Group. Between 1974 and 1990, Mr. Moar held various management and executive positions with Liquipak International, Inc. of St. Paul, MN, New York-based International Paper Company and Citicorp in New York.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the Nasdaq National Market, Inc. under the symbol IDNX.

      The following table sets forth the range of high and low closing prices as reported by Nasdaq for the fiscal periods indicated.

	High	Low

Fiscal year ended June 30, 2003
Fourth Quarter	$6.99	$4.14
id Third Quarter	5.24	3.27
Second Quarter	6.98	4.04
First Quarter	7.54	4.40
Fiscal year ended June 30, 2002
Fourth Quarter	$9.37	$5.57
Third Quarter	15.50	6.51
Second Quarter	15.74	5.25
First Quarter	10.96	3.75

      The last reported sale price of the common stock, as reported by Nasdaq on August 29, 2003 was $6.41. As of September 5, 2003, there were 1,720 stockholders of record.

      The Company has not paid any cash dividends on its capital stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to the Company’s statements of operations data for the years ended June 30, 2003, 2002, and 2001 and with respect to the balance sheets at June 30, 2003 and 2002 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended June 30, 2000 and 1999 and consolidated balance sheet data at June 30, 2001, 2000, and 1999 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

Selected Financial Data

	Fiscal Year Ended June 30,

	2003		2002(2)		2001		2000		1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$92,514		$73,190		$81,828	(4)	$72,695		$81,762
Loss before cumulative effect of a change in accounting principle	(187,374	)(1)	(55,438	)(3)	(27,600	)(6,7)	(13,386)		(13,419	)(8)
Cumulative effect of a change in accounting principle	—		—		(1,998	)(4)	—		—

Net loss	$(187,374)		$(55,438)		$(29,598)		$(13,386)		$(13,419)

Basic and diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(2.20)		$(1.33)		$(0.82)		$(0.43)		$(0.52)
Cumulative effect of a change in accounting principle	—		—		(0.06)		—		—
Basic and diluted net income Loss per share	$(2.20)		$(1.33)		$(0.88)		$(0.43	)(5)	$(0.52	)(5)
Balance Sheet Data:
Cash and cash equivalents	$34,712		$53,346		$20,777		$15,620		$3,013
Working capital	53,397		63,239		32,440		34,546		15,671
Total assets	245,270		431,255		83,486		83,518		71,466
Stockholders’ equity	211,264		393,323		64,082		67,634		51,729

(1)	Includes a write-off of $154,799,000 that is related to the impairment of goodwill as well as $10,206,000 of restructuring, write-offs and other merger related charges.

(2)	Identix’ merger with Visionics Corporation was completed on June 25, 2002. Thus, Identix’ consolidated results of operation for the year ended June 30, 2002 reflects Visionics Corporation’s results of operations for only the three final business days of June 2002.

(3)	Includes $18,798,000 of restructuring, write-offs and other merger related charges and a charge of $6,400,000 for the write-off of acquired in-process research and development.

(4)	Identix changed its method of accounting for revenue recognition effective July 1, 2000 to comply with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(5)	Assuming Identix’ accounting change to comply with SAB 101 was made retroactive to periods prior to July 1, 1999, the pro forma basic and diluted net loss per share for fiscal 2000 is $0.41. Pro forma net income (loss) per share amounts for the periods prior to fiscal 2000 are not presented as the effect of the change in accounting principle could not be reasonable determined.

(6)	Includes preferred stock and warrant expense of $1,259,000.

(7)	Includes charges for inventory write-offs and reserves of $1,843,000 and write-off of intangibles and other special charges of $2,674,000.

(8)	Includes a $10,044,000 charge for the write-off of acquired in-process research and development and a reorganization charge of $1,648,000 related to the acquisition of Identicator Technology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. The Company’s results for the first three quarters of fiscal 2001 were previously restated to reflect the adoption of SAB 101 as of July 1, 2000. For fiscal 2001, the Company recognized $3,563,000 in product revenues that are included in the cumulative effect adjustment.

      The portions of the Company’s revenues impacted by the adoption of SAB 101 are product revenues derived from the sale of equipment that requires installation. Certain of the Company’s equipment sales require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company’s interpretation of the requirements of SAB 101 results in changes to the Company’s accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company’s new accounting policy, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant vendor obligations remain and collection of the receivable is deemed probable.

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for doubtful accounts and sales returns:

      The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than the historical experience, estimates of the recoverability of amounts due could be adversely affected. A reserve for sales returns is established based on historical trends in returns and information obtained directly from the customers regarding possible returns. If the actual future returns do not reflect historical data, the Company’s revenue could be affected. The allowance for doubtful accounts was $3,026,000 and $2,694,000 at June 30, 2003 and 2002, respectively.

Goodwill impairments:

      Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. The Company performs a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of a reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate rate that incorporates the Company’s cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by management. A change in industry or market conditions or a downturn in the Company’s operations could result in a further impairment of goodwill. At the end of fiscal year 2003, the Company completed its annual goodwill impairment analysis that resulted in the Company recording an impairment charge in fiscal year 2003 for $154,799,000. Net goodwill was $140,945,000 and $295,744,000 at June 30, 2003 and 2002, respectively.

Inventory allowances:

      Inventories are recorded at the lower of standard cost, which approximates actual cost on a first-in-first-out basis, or market value. The Company writes down inventories to net realizable value based on forecasted demand and market conditions as well as the anticipated timing and impact of new product introductions. Actual demand, market conditions and timing of new product introductions may be different from those projected by management. This could have a material effect on gross margins and operating results. The inventory obsolescence reserve was $1,375,000 and $1,955,000 at June 30, 2003 and 2002, respectively.

Warranty costs:

      The Company accrues for warranty costs based on the expected material and labor usage costs to provide warranty services. If an increase in warranty claims are experienced, which is higher than the historical rate, gross margin could be adversely affected. The warranty reserve was $374,000 and $306,000 at June 30, 2003 and 2002, respectively.

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

      Certain of the Company’s Product segment equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition,” Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of TouchPrint Live Scan Systems that generally require installation, upon the final installation and acceptance from the end user.

      The Company adopted Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) effective April 1, 2003. Under EITF 00-21, a company must determine whether any or all of the deliverables of a multiple deliverable agreement can be separated from one another. If separation is possible, revenue is recognized for each deliverable (based on objective and reliable evidence of the fair value) as the applicable revenue recognition criteria are achieved for that specific deliverable. Alternatively, if separation is not possible, revenue recognition may need to be spread evenly over the performance of all deliverables, or deferred until all elements of the arrangement have been delivered to the customer.

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

      Service revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 77% and 83% of total services revenue for fiscal 2003 and 2002, respectively. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. The Company was audited by the Defense Contract Audit

Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

Loss contingencies and restructurings:

      The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as the Company’s ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Identix regularly evaluates available current information to determine whether such reserves should be adjusted.

      The Company recorded reserves for the estimated cost to terminate or sublease excess facilities. The Company will continue to evaluate the commercial real estate market conditions quarterly to determine if the Company’s estimates of the amount and timing of future sublease income are reasonable, based on current and expected commercial real estate market conditions. If the Company determines that the estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made. Accrued lease exit costs were $12,151,000 and $10,340,000 at June 30, 2003 and 2002, respectively.

Results of Operations

Fiscal Years Ended June 30, 2003 and 2002

      Revenues. Total revenues for fiscal 2003 were $92,514,000 compared to $73,190,000 for fiscal 2002. For fiscal 2003 the increase in total revenues of 26% is due to the merger between Visionics and Identix that took place on June 25, 2002. As a result, 2003 reflects twelve months operations as a combined company, whereas 2002 only reflects three business days of activity for Visionics.

      The Company’s product revenues were $52,009,000 for fiscal 2003, compared to $28,399,000 in fiscal 2002. The 83% increase is the result of the merger between Visionics and Identix that took place on June 25, 2002, partially offset by lower than anticipated demand for the Company’s products due to delayed customer spending decisions.

      International sales accounted for $4,925,000 or 9% of the Company’s product revenues for fiscal 2003, compared to $3,603,000 or 13% for fiscal 2002. The decrease as a percentage of revenue is the result of domestic product revenue increasing significantly as the result of the Visionics merger. The former Visionics company had significantly less international revenue. The Company’s international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions. The Company’s product business did not have any one-customer account for 10% or more of total revenues in either fiscal 2003 or fiscal 2002.

      The Company’s services revenues were $40,505,000 for fiscal 2003 compared to $44,791,000 for fiscal 2002, net of intersegment revenues. The decrease in services revenues of 10% for fiscal 2003 resulted from lost contracts and delayed or reduced spending on several of the Company’s long-term contracts. The delays were caused by the lack of a federal budget earlier in the fiscal year and a reorganization in the Naval Sea Systems Command as well as a reduced level of spending on government contractors such as Identix. The majority of the Company’s services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2003 and for fiscal 2002, revenues directly from the DOD and from other U.S. government agencies accounted for 77% and 83% of the Company’s total services revenues, respectively.

      In January 2003, the Company was notified that it’s service business will not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expired on June 30, 2003. During the twelve months ended June 30, 2003, $7,300,000 of revenue was recognized under the contract.

      During fiscal 2003, the Company derived approximately 88% of its services revenues from T&M contracts and from FFP contracts compared to 91% in fiscal 2002. The decrease in the percentage of services revenues generated by T&M and FFP contracts is primarily due to a decrease in sales through the Company’s GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

      The Company’s services business also generates a portion of its revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 12% of its services revenues for fiscal 2003, compared to 9% for fiscal 2002. The total dollars contributed by CPFF contracts to service revenue has remained relatively stable at $4,031,000 and $4,699,000 for fiscal year 2002 and 2003 respectively. However, due to a decrease in the amount of revenue the T&M and FFP contracts are contributing to service revenue the CPFF’s percentage of service revenue has increased from fiscal year 2002 to 2003.

      Gross Margin. Gross margin on product revenues was 33% for fiscal 2003, as compared to 31% in fiscal 2002. The increase in product gross margin was due to a change in the mix of products sold and reduced overhead expenses as a result of the Visionics merger. A primary contributor to the higher margin sales was an order from the DOD in the third quarter of fiscal year 2003, for 5.4 million user licenses for the Company’s BioEngine® fingerprint recognition technology. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

      Gross margin on services revenues was 12% for fiscal 2003 and 6% for fiscal 2002. The increase in gross margin was primarily due to restructuring events that took place in the prior fiscal year that did not occur in fiscal year 2003. These events in fiscal 2002 included lower utilization of the direct labor workforce, increased utilization of subcontractors and contract overruns.

      Research, Development and Engineering. Research, development and engineering expenses were $11,044,000 or 21% of product revenues for fiscal 2003, compared to $10,620,000 or 37% of product revenues for fiscal 2002. The increase of dollars in research, development and engineering expenses was the result of the Company’s continued emphasis on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry. The decrease in research, development and engineering expense as a percentage of product revenues reflects efficiencies that resulted from the Visionics merger.

      Marketing and Selling. Marketing and selling expenses were $12,304,000 for fiscal 2003, compared to $14,604,000 for fiscal 2002. The percentage of marketing and selling expenses of total revenue was 13% and 20% for the twelve months ending June 30, 2003 and 2002, respectively. The decrease was due to improved cost controls in the areas of travel, consultants, and employee terminations that were not replaced including a small number of highly paid employees.

      General and Administrative. General and administrative expenses were $16,531,000 or 18% of total revenues for fiscal 2003, compared to $17,030,000 or 23% of total revenues for fiscal 2002. The decrease in general and administrative expense from fiscal year 2002 to 2003 is $499,000, and is primarily the result of efficiencies realized from the Visionics merger.

      Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $5,683,000 and $1,005,000 for fiscal year 2003 and 2002 respectively. The amortization of acquired intangibles relates primarily to intangible assets such as patents, licenses and trademarks. The increase in amortization expense is related to the amortization of intangible assets that were acquired in connection with the Visionics merger in June 2002.

      Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, the Company performed its annual assessment for goodwill impairment as of June 30, 2003 for all of the

Company’s goodwill, which is contained in its product reporting unit. The fair value of the product reporting unit was determined using a weighted-average of both the market and income approaches. The market approach utilized public company comparables while the income approach was based on the present value of estimated future cash flows that the reporting unit is expected to generate over its estimated remaining life. In the application of the income approach, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. The Company engaged an independent valuation consultant to assist the Company in determining the fair values used in the impairment assessment. In the Company’s application of the income approach, it assumed a cash flow period of 10 years, a discount rate of 15%, and a terminal value based on the tenth year’s estimated future cash flows. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The results of this impairment assessment indicated that the implied fair value of the goodwill was less than its carrying value, resulting in a non-cash impairment charge of $154,799,000 at June 30, 2003.

      Restructuring, Write-offs and Other Merger Related Charges.

Fiscal 2003

      During the twelve months ended June 30, 2003, the Company recorded restructuring and merger related expenses totaling $10,206,000. For the twelve months ended June 30, 2003, these costs consisted of $2,283,000 related to employees with extended terminations to assist in the integration, $370,000 associated with the disposal of fixed assets, $4,940,000 related to lease exit costs and $2,613,000 in relocation costs. Merger related costs are expensed as incurred.

      Of the lease exit costs of $4,940,000 recorded during the twelve months ended June 30, 2003, $4,061,000 was due to the sublease of a portion of its Fairfax, Virginia facility. The charge represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the twelve months ended June 30, 2003, the Company reduced its liability by $182,000 which related to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group as the actual costs to dispose of these operations were less than originally estimated in fiscal 2001. In addition, in Fiscal year 2003 the Company recorded an additional charge of approximately $825,000 related to lease exit costs at the Company’s Dublin and Los Gatos, California facilities. This charge is associated with revised estimated lease exit costs due to additional time required to sublease the facilities which is attributable to the high vacancy rates in the corporate real estate market in northern California.

      The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the twelve months ended June 30, 2003

	Liability as of		Non-Cash	Cash	Liability as of
	June 30, 2002	Additions	Charges	Payments	June 30, 2003

Severance and benefits	$2,493,000	$2,283,000	$—	$4,162,000	$614,000
Disposal of fixed assets	—	370,000	370,000	—	—
Lease exit costs	10,340,000	4,940,000	388,000	2,741,000	12,151,000
Internal merger costs & other	814,000	2,613,000	—	3,396,000	31,000

Total	$13,647,000	$10,206,000	$758,000	$10,299,000	$12,796,000

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of June 30, 2003 and 2002, $9,443,000 and $8,634,000 respectively of the restructuring liability is classified as long-term.

Fiscal 2002

      The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

	Total	Non-cash	Cash Payments through	Restructuring Liability as of
	Charges	Charges	June 30, 2002	June 30, 2002

Severance and benefits	$6,093,000	$900,000	$2,700,000	$2,493,000
Disposal of fixed assets	1,294,000	1,294,000	—	—
Lease exit costs	10,340,000	—	—	10,340,000
Internal merger costs and other	1,071,000	—	257,000	814,000

Total	$18,798,000	$2,194,000	$2,957,000	$13,647,000

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

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California; Dublin, California; and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $2,378,000 is included in accrued compensation in the consolidated balance sheet. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of fixed assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease exit costs

      A charge of $10,340,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities in Northern California. Of this amount, $1,706,000 is included in other accrued liabilities and $8,634,000 is included in other liabilities in the consolidated balance sheet at June 30, 2002. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements.

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

      A charge of $484,000, mostly related to additional costs required to shutdown the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) was also recorded. In June 2001, management made the decision to exit LESD. The reserve for the disposal is included in other accrued liabilities in the consolidated balance sheet.

      Acquired In-Process Research and Development. In connection with the Company’s merger with Visionics in fiscal year 2002, the Company recorded a charge of $6,400,000 for the write-off of acquired in-process research and development (see Note 2 of the Consolidated Financial Statements).

      Interest and Other Income (Expense), net. For fiscal 2003, interest and other income was $1,884,000 compared to $949,000 for fiscal 2002. The increase for the twelve months ended June 30, 2003 is primarily the result of a net gain realized on the sale of investments of $458,000 during fiscal year 2003 and interest from investments totaling $872,000 for the twelve months ending June 30, 2003. Investment and interest income in fiscal 2002 was $212,000. The increase in interest and realized gains in fiscal 2003 is primarily the result of returns from higher average cash balances in fiscal 2003 compared to fiscal 2002. These items were partially offset by a loss on the disposal of fixed assets totaling $192,000 in fiscal year 2003.

      Interest Expense. Interest expense was $15,000 for fiscal year 2003, compared to $0 for fiscal year 2002. Interest expense in fiscal year 2003 resulted from leases for office equipment.

      Provision for Income Taxes. The Company had income tax expense, consisting of certain State franchise taxes, in fiscal 2003 of $181,000 and $46,000 in fiscal 2002. In fiscal years 2003 and 2002, the Company’s effective tax rate was below the statutory rate due to the net losses incurred. As of June 30, 2003, the Company had federal net operating loss carryforwards of approximately $187,700,000 and $156,674,000, respectively, which may be available to offset future taxable income. The carryforwards expire on various dates through fiscal 2024 and may be subject to certain limitations on annual utilizations due to changes in ownership, as defined by federal and state law.

      Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was a loss of $285,000 for fiscal year 2003 compared to income of $329,000 in fiscal year 2002 and represents the Company’s 50% share of the results of SIFC. The decrease is the result of one-time occurrences in fiscal year 2002.

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

      The Company’s services revenues were $44,791,000 for fiscal 2002 compared to $46,767,000 for fiscal 2001, net of intersegment revenues. The decrease in services revenues of 4% for fiscal 2002 was primarily related to a reduction in new contract starts as well as reductions in government funding on certain contracts due to reprioritization of defense spending. The majority of the Company’s services revenues are generated directly from contracts with the U.S. government, principally the DOD. For fiscal 2002 and for fiscal 2001, revenues directly from the DOD and from other U.S. government agencies accounted for 83% and 89% of the Company’s total services revenues, respectively.

      During fiscal 2002, the Company derived approximately 91% of its services revenues from T&M contracts and from FFP contracts compared to 94% in fiscal 2001. The decrease in the percentage of services revenues generated by T&M and FFP contracts is primarily due to a decrease in sales through the Company’s GSA contract. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies.

      The Company’s services business also generates a portion of its revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 9% of its services revenues for fiscal 2002, compared to 6% for fiscal 2001. The increase in the percentage of services revenues generated by CPFF contracts is primarily due to the award of a significant new CPFF contract during fiscal 2002. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit.

      Gross Margin. Gross margin on product revenues was 31% for fiscal 2002, as compared to 35% in fiscal 2001. The decrease in product gross margin reflects continued market price pressures in the Company’s Imaging segment and lower unit volumes that has resulted in under absorbed overhead costs. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

      Gross margin on services revenues was 6% for fiscal 2002 and 11% for fiscal 2001. The decrease in gross margin was primarily due to lower utilization of the direct labor workforce, increased utilization of subcontractors and contract overruns during the current fiscal year.

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

      Amortization of Acquired Intangible Assets. The Amortization of acquired intangible assets was $1,005,000 and 3,329,000 for fiscal year 2002 and 2001, respectively. The amortization of acquired intangibles relates primarily to intangible assets such as patents, licenses and trademarks. The decrease from fiscal year 2001 to 2002 is primarily the result of capitalized software development costs that became fully amortized in the first part of fiscal year 2002.

      Restructuring, Write-offs and Other Merger Related Charges.

Fiscal 2002

      The Company recorded restructuring, write-offs and other merger related charges of $18,798,000 and $1,890,000 for fiscal years 2002 and 2001 respectively. The increase from fiscal year 2001 to 2002 is primarily the result of the Visionics merger that necessitated moving the corporate headquarters from California to Minnesota, which resulted in a charge of $16,433,000 in fiscal year 2002 for lease exit costs and employee terminations.

Fiscal 2001

      In light of continued deteriorating general economic conditions, during the third quarter of fiscal 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of products.

      As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Beginning in fiscal 2002, the Company’s services group based in Northern Virginia is now managing all service and consulting operations, including worldwide customer support and public sector customers. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that was not profitable or central to the Company’s revised business strategy. These actions resulted in a charge of $1,890,000 taken in fiscal year 2001 for restructuring, write-offs and other merger related charges.

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

      Provision for Income Taxes. The Company had income tax expense, consisting of certain State franchise taxes, in fiscal 2002 of $46,000 and had no expense in fiscal 2001. In fiscal 2002, the Company’s effective tax rate was below the statutory rate due to the net loss incurred. As of June 30, 2002, the Company had federal net operating loss carry forwards of approximately $156,674,000 and $71,412,000, respectively, which are available to offset future taxable income. The carry forwards expire on various dates through fiscal 2022.

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

Liquidity and Capital Resources

      The Company financed its operations during the twelve months ended June 30, 2003, primarily from its working capital at June 30, 2002. As of June 30, 2003, the Company’s principal sources of liquidity consisted of $53,397,000 of working capital including $43,703,000 in cash and cash equivalents and short-term marketable securities.

      The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate that was 4.00% at June 30, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2003, there were no amounts outstanding under this line of credit.

      The Identix Line of Credit agreement contains financial, operating and reporting covenants. At June 30, 2003, the Company was in compliance with all covenants.

      Cash used in operating activities was $26,721,000 during fiscal year 2003. The cash used in operations consisted primarily of the net loss of $187,374,000; decreased accounts receivable of $2,335,000, decreased accounts payable of $2,702,000 and decreased compensation of $2,489,000. These items were partially offset by noncash charges for the impairment of goodwill of $154,799,000; depreciation and amortization of $8,280,000; stock based compensation expense of $1,673,000 as well as increased inventories of $1,175,000. Cash provided by investing activities for the twelve months ended June 30, 2003 was primarily the result of net sales of marketable securities partially offset by additions to property, plant and equipment and intangible assets. Cash provided by financing activities for the twelve months ended June 30, 2003 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

      Cash used for operating activities was $25,343,000 during fiscal 2002. Cash used for operating activities primarily reflects a net loss of $55,438,000, decreased accounts payable of $2,924,000 and decreased deferred revenue of $906,000. This was partially reduced by increased other accrued liabilities of $9,511,000, decreased accounts receivable of $6,643,000 and increased accrued compensation of $2,862,000. In addition, cash used for operating activities in fiscal 2002 was reduced by non-cash charges for acquired in-process research and development of $6,400,000, amortization of intangibles and depreciation of $3,487,000, stock-based compensation expenses of $1,447,000, allowance for doubtful accounts of $1,439,000 and restructuring, write-offs and other merger related charges of $1,294,000. Cash provided by investing activities for the twelve months ended June 30, 2002 was primarily the result of net cash acquired in the Visionics merger partially offset by purchases of marketable securities and additions to property, plant and equipment. Cash provided by financing activities for the twelve months ended June 30, 2002 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

      Cash used for operating activities was $12,501,000 during fiscal 2001. Cash used for operating activities primarily reflects a net loss of $29,598,000, increased inventory of $2,749,000 and increased prepaid expenses and other assets of $580,000. This was partially reduced by increased deferred revenues of $4,111,000, increased accounts payable of $2,025,000 and decreased accounts receivable of $1,576,000. In addition, cash used for operating activities in fiscal 2001 was reduced by non-cash charges for amortization of intangibles of $3,728,000, depreciation of $1,923,000, write-off of intangibles and other special charges of $1,890,000, inventory reserve of $1,770,000, preferred stock and warrant expense of $1,259,000, allowance for doubtful accounts of $1,168,000 and stock compensation expense of $1,069,000. Cash used by investing activities for the twelve months ended June 30, 2001 was primarily the result of additions to property, plant and equipment and intangible assets. Cash provided by financing activities for the twelve months ended June 30, 2002 was due primarily to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options partially offset by net payments under the Company’s bank lines of credit.

      The Company did not have any material capital expenditure commitments as of June 30, 2003.

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

      Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
2004	$7,332,000
2005	7,656,000
2006	6,994,000
2007	6,481,000
2008	3,981,000
Thereafter	6,617,000

Total	$39,061,000

      Included in the above future minimum payments is $10,857,000 related to two leased facilities in northern California that were vacated in connection with the Company’s merger with Visionics. In fiscal year 2003 the Company has recorded a charge of $4,940,000 representing the future lease costs, net of estimated sublease income, related primarily to excess leased facilities at its Fairfax, Virginia facility. (See Note 3 of the Consolidated Financial Statements).

      In January 2003, the Company was notified that its service business was not awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expired on June 30, 2003.

      While the Company believes that existing working capital may be adequate to fund the Company’s current cash requirements, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 will be effective for the Company for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for all existing financial instruments at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will not have a material impact on either the Company’s financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. Certain of the Company’s short-term and long-term marketable securities are classified as available-for-sale securities and the cost of securities sold is based on the specific identification method. At June 30, 2003, short-term marketable securities consisted of $2,026,000 of government securities and $6,965,00 of high-grade corporate bonds and long-term marketable securities consisted of government securities of $505,000. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of the interest rate movements.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Identix Incorporated:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” on July 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

July 29, 2003

IDENTIX INCORPORATED

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$34,712,000	$53,346,000
Marketable securities — short-term	8,991,000	5,143,000
Accounts receivable, net	21,434,000	19,880,000
Inventories	9,920,000	11,095,000
Prepaid expenses and other assets	1,677,000	1,412,000

Total current assets	76,734,000	90,876,000
Marketable securities — long-term	505,000	10,269,000
Property and equipment, net	4,157,000	6,243,000
Goodwill	140,945,000	295,744,000
Acquired intangible assets, net	19,854,000	25,037,000
Other assets	3,075,000	3,086,000

Total assets	$245,270,000	$431,255,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,025,000	$10,727,000
Accrued compensation	3,593,000	6,082,000
Other accrued liabilities	4,522,000	4,032,000
Deferred revenue	7,197,000	6,796,000

Total current liabilities	23,337,000	27,637,000
Deferred revenue	419,000	741,000
Other liabilities	10,250,000	9,554,000

Total liabilities	34,006,000	37,932,000

Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 85,944,951 and 84,651,058 shares issued and outstanding, respectively	859,000	846,000
Additional paid-in capital	536,173,000	532,738,000
Accumulated deficit	(328,651,000)	(141,277,000)
Deferred stock-based compensation	(663,000)	(2,540,000)
Accumulated other comprehensive loss	(156,000)	(146,000)

Total stockholders’ equity	211,264,000	393,323,000

Total liabilities and stockholders’ equity	$245,270,000	$431,255,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,

	2003	2002	2001

Revenues:
Product revenues	$52,009,000	$28,399,000	$35,061,000
Services revenues	40,505,000	44,791,000	46,767,000

Total revenues	92,514,000	73,190,000	81,828,000

Cost and expenses:
Cost of product revenues	34,923,000	19,475,000	22,787,000
Cost of services revenues	35,801,000	41,928,000	41,783,000
Research, development and engineering	11,044,000	10,620,000	9,649,000
Marketing and selling	12,304,000	14,604,000	16,389,000
General and administrative	16,531,000	17,030,000	13,946,000
Amortization of acquired intangible assets	5,683,000	1,005,000	3,329,000
Impairment of goodwill	154,799,000	—	—
Restructuring, write-offs and other merger related charges	10,206,000	18,798,000	1,890,000
Acquired in-process research and development	—	6,400,000	—
Preferred stock warrant expense	—	—	1,259,000

Total costs and expenses	281,291,000	129,860,000	111,032,000

Loss from operations	(188,777,000)	(56,670,000)	(29,204,000)
Interest and other income, net	1,884,000	949,000	1,436,000
Interest expense	(15,000)	—	(113,000)

Loss before income taxes and equity interest in income (loss) of joint venture	(186,908,000)	(55,721,000)	(27,881,000)
Provision for income taxes	(181,000)	(46,000)	—

Loss before equity interest in income (loss) of joint venture	(187,089,000)	(55,767,000)	(27,881,000)
Equity interest in (loss) income of joint venture	(285,000)	329,000	281,000

Loss before cumulative effect of a change in accounting principle	(187,374,000)	(55,438,000)	(27,600,000)
Cumulative effect of a change in accounting principle	—	—	(1,998,000)

Net loss	$(187,374,000)	$(55,438,000)	$(29,598,000)

Basic and Diluted net loss per share:
Loss before cumulative effect of a change in accounting principle	$(2.20)	$(1.33)	$(0.82)
Cumulative effect of a change in accounting principle	$—	$—	$(0.06)

Net loss per share	$(2.20)	$(1.33)	$(0.88)

Weighted average common shares used in basic and diluted loss per share computation	85,242,000	41,609,000	33,807,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

	Convertible							Accumulated
	Preferred Stock		Common Stock				Deferred	Other
					Additional	Accumulated	Stock-based	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Compensation	Loss	Total

Balance June 30, 2000	—	—	33,026,964	330,000	124,511,000	(56,241,000)	(785,000)	(181,000)	67,634,000
Net loss	—	—	—	—	—	(29,598,000)	—	—	(29,598,000)
Sale of common stock under stock option plans	—	—	919,367	9,000	2,036,000	—	—	—	2,045,000
Sale of common stock under employee stock purchase plan	—	—	165,010	2,000	1,007,000	—	—	—	1,009,000
Sale of common stock by private placement in January 2001, net of issuance costs	—	—	264,901	3,000	1,980,000	—	—	—	1,983,000
Sale of common stock by private placement in June 2001, net of issuance costs	—	—	2,225,000	22,000	14,957,000	—	—	—	14,979,000
Sale of convertible preferred stock to Motorola, Inc., net of issuance costs	234,558	3,702,000	—	—	—	—	—	—	3,702,000
Issuance of warrants in connection with sale of convertible preferred stock	—	—	—	—	1,259,000	—	—	—	1,259,000
Deferred stock- based compensation	—	—	—	—	1,170,000	—	(1,170,000)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	889,000	—	889,000
Stock-based compensation	—	—	—	—	180,000	—	—	—	180,000

Balance June 30, 2001	234,558	3,702,000	36,601,242	366,000	147,100,000	(85,839,000)	(1,066,000)	(181,000)	64,082,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	(55,438,000)	—	—	(55,438,000)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	35,000	35,000

Total comprehensive loss	—	—	—	—	—	—	—	—	(55,403,000)
Sale of common stock under stock option plans	—	—	976,884	10,000	4,306,000	—	—	—	4,316,000
Sale of common stock under employee stock purchase plan	—	—	139,417	1,000	694,000	—	—	—	695,000
Sale of common stock by private placement in December 2001, net of issuance costs	—	—	7,390,000	74,000	48,273,000	—	—	—	48,347,000
Issuance of common stock in connection with Visionics acquisition	—	—	39,421,959	394,000	305,128,000	—	—	—	305,522,000
Issuance of options and warrants in connection with Visionics acquisition	—	—	—	—	25,745,000	—	(2,178,000)	—	23,567,000
Issuance of common stock for services received relating to Visionics acquisition	—	—	121,556	1,000	749,000	—	—	—	750,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	704,000	—	704,000
Stock-based compensation	—	—	—	—	743,000	—		—	743,000

Balance June 30, 2002	234,558	3,702,000	84,651,058	846,000	532,738,000	(141,277,000)	(2,540,000)	(146,000)	393,323,000
Components of comprehensive loss:
Net loss	—	—	—	—	—	(187,374,000)	—	—	(187,374,000)
Cumulative Translation Adjustment	—	—	—	—	—	—	—	20,000	20,000
Change in Unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	(30,000)	(30,000)

Total comprehensive loss	—	—	—	—	—	—	—	—	(187,384,000)
Sale of common stock under stock option plans	—	—	779,221	8,000	2,357,000	—	—	—	2,365,000
Sale of common stock under stock Identix 401(k)Plan	—	—	104,921	1,000	345,000	—	—	—	346,000
Sale of common stock under employee stock purchase plan	—	—	127,170	1,000	557,000	—	—	—	558,000
Exercise of stock warrants	—	—	282,581	3,000	380,000	—	—	—	383,000
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,673,000	—	1,673,000
Elimination of deferred compensation related to terminated employees	—	—	—	—	(204,000)	—	204,000	—	—

Balance June 30, 2003	234,558	$3,702,000	85,944,951	$859,000	$536,173,000	$(328,651,000)	$(663,000)	$(156,000)	$211,264,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(187,374,000)	$(55,438,000)	$(29,598,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,280,000	3,487,000	5,651,000
Loss on disposals of property and equipment	265,000	72,000	11,000
Equity interest in loss (income) on joint venture	285,000	(329,000)	(281,000)
Realized gain on sales of marketable securities	(458,000)	—	—
Impairment of Goodwill	154,799,000	—	—
Stock-based compensation expense	1,673,000	1,447,000	1,069,000
Amortization of premiums on marketable securities	16,000	—	—
Bad debt expense	801,000	1,439,000	1,168,000
Non-cash restructuring write-offs and other charges	758,000	1,294,000	—
Write-off of intangible assets and other special charges	—	57,000	1,890,000
Preferred stock warrant expense	—	—	1,259,000
Acquired in-process research and development	—	6,400,000	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,335,000)	6,643,000	1,576,000
Inventories	1,175,000	122,000	(979,000)
Prepaid expenses and other assets	(539,000)	920,000	(580,000)
Accounts payable	(2,702,000)	(2,924,000)	2,025,000
Accrued compensation	(2,489,000)	2,862,000	333,000
Other accrued liabilities	1,045,000	9,511,000	(156,000)
Deferred revenue	79,000	(906,000)	4,111,000

Net cash used in operating activities	(26,721,000)	(25,343,000)	(12,501,000)

Cash flows from investing activities:
Cash acquired from acquisition, net of direct transaction costs	—	24,330,000	—
Proceeds from the sales of marketable securities	42,472,000	—	—
Purchases of marketable securities	(36,144,000)	(15,607,000)	—
Capital expenditures	(1,393,000)	(3,292,000)	(3,954,000)
Proceeds from the sale of property and equipment	—	20,000	19,000
Additions of intangibles and other assets	(500,000)	(933,000)	(1,696,000)

Net cash from (used by) investing activities	4,435,000	4,518,000	(5,631,000)

Cash flows from financing activities:
Borrowings under bank lines of credit	—	—	4,914,000
Payments under bank lines of credit	—	—	(5,344,000)
Proceeds from sales of common stock	3,652,000	53,394,000	23,719,000

Net cash provided by financing activities	3,652,000	53,394,000	23,289,000

Net (decrease) increase in cash and cash equivalents	(18,634,000)	32,569,000	5,157,000
Cash and cash equivalents at period beginning	53,346,000	20,777,000	15,620,000

Cash and cash equivalents at period end	$34,712,000	$53,346,000	$20,777,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,000	$—	$113,000
Taxes	$128,000	$—	$—
Schedule of non-cash investing and financing activities:
Common stock, options and warrants issued in connection with Visionics acquisition	$—	$331,267,000	$—
Common stock issued for services received relating to the Visionics acquisition	$—	$750,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended June 30, 2003

Note 1 —	The Company and Its Significant Accounting Policies

      Identix Incorporated (Identix or the “Company”) designs, manufactures, develops and markets products for security, anti-fraud, law enforcement and other applications. In addition, the Company provides information technology, engineering and management consulting services to private and public sector clients through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company. The principal markets for the Company’s products are the Americas, Asia, Australia, Europe and the Middle East. The Company operates two business segments: (i) Products and (ii) Services.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Liquidity

      While the Company believes that existing working capital may be adequate to fund the Company’s current cash requirements through at least the next twelve months, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Joint Venture

      In September 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. (“Sylvan”) to form Sylvan/ Identix Fingerprinting Centers, LLC (“SIFC”) for the purpose of providing fingerprinting services. The Company owns a 50% interest in the joint venture. In addition to the Company’s equity interest in the income (loss) from the joint venture, the Company also derives license fees from SIFC, which are included within the interest and other income (expense), net, line item of the consolidated statement of operations. License fees recognized from SFIC were $332,000, $388,000 and $308,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Revenue Recognition

      In December 1999, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The Company implemented the provisions of SAB 101 in the fourth quarter of fiscal 2001, retroactive to July 1, 2000. As a result of this change in accounting principle, the Company recorded a charge of $1,998,000 to reflect the cumulative effect of the change on prior years as of July 1, 2000. The results for the first three quarters of fiscal 2001 were previously restated to reflect the adoption of SAB 101 as of July 1, 2000.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The portion of the Company’s revenue impacted by the adoption of SAB 101 is product revenue derived from the sale of equipment that requires installation. Certain of the Company’s equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. Previously, the Company had generally recognized revenue upon shipment of equipment to customers, regardless of installation requirements, provided final customer acceptance and collection of the related receivable were probable. The Company’s interpretation of the requirements of SAB 101 resulted in changes to the Company’s accounting method for revenue recognition related to equipment sales that require installation, since the installation is not considered perfunctory. Under the Company’s new accounting policy, product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as the Company’s Security segment products including DFR-300, DFR-200 and FingerScan V20 continue to be recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of TouchPrint Live Scan Systems that generally require installation, upon the final installation and acceptance from the end user.

      The Company adopted Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,”(“EITF 00-21”) effective April 1, 2003. There was no cumulative effect of a change in accounting policy upon the adoption of EITF 00-21. Under EITF 00-21, a company must determine whether any or all of the deliverables of a multiple deliverable agreement can be separated from one another. If separation is possible, revenue is recognized for each deliverable (based on objective and reliable evidence of the fair value) as the applicable revenue recognition criteria are achieved for that specific deliverable. Alternatively, if separation is not possible, revenue recognition may need to be spread evenly over the performance of all deliverables, or deferred until all elements of the arrangement have been delivered to the customer.

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

      Services revenues directly from contracts with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 77%

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of total services revenue for fiscal 2003, 83% for fiscal 2002 and 89% for fiscal 2001. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the Company was notified that its service business would not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract is a cost plus fixed fee award that expired on June 30, 2003. During the twelve months ended June 30, 2003, $7,300,000 of revenue was recognized under the contract.

Major Customers

      In fiscal 2003, 2002 and 2001, the Company had one customer, DOD, which accounted for 27%, 45% and 40% respectively, of total revenue. No other customer accounted for more than 10% of total revenue.

Cash Equivalents and Marketable Securities

      Cash equivalents consist of highly liquid investments with remaining maturities of three months or less when purchased by the Company. Marketable securities are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined based on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Restricted Cash

      Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At June 30, 2003 and 2002, included in other assets are $2,192,000 and $1,482,000, respectively, of restricted cash held as collateral under the operating leases for the Company’s Los Gatos, California, Dublin, California and Virginia facilities.

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

      The Company performs ongoing credit evaluations of its customers and provides for expected losses. Management believes that any risk of material loss is reduced due to the Company’s substantial number of government customers, primarily DOD. Accounts receivables from DOD represented 30% of total consolidated accounts receivables at June 30, 2003 and 17% at June 30, 2002.

Suppliers

      Certain components and parts used in the Company’s products are procured from a single source or limited group of suppliers. The Company does not have long-term agreements with any of its suppliers. The

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failure of a supplier, including a sub-contractor, to deliver on schedule could delay or interrupt the Company’s delivery of products and thereby adversely affect the Company’s revenues and results of operations.

Fair Value of Financial Instruments

      The carrying value of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. The Company does not hold or issue financial instruments for trading purposes.

Inventories

      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method).

      The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the year ended June 30, 2003, the Company physically disposed of $1,536,000 of inventory due to obsolescence. The inventory obsolescence reserve was $1,375,000 and $1,955,000 at June 30, 2003 and 2002, respectively.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to five years. Amortization of equipment held under capital leases and leasehold improvements are computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred. Depreciation expense was $2,597,000, $2,482,000 and $1,554,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

      The Company evaluates the recoverability of property and equipment and other long-lived assets, excluding goodwill, annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. An impairment of long-lived assets is recognized in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Intangible Assets and Goodwill

      Acquired intangible assets include developed technology, service/maintenance agreements, patents/core technology, trade name/trademark, order backlog and employee agreements. The acquired intangible assets are amortized over their estimated useful lives ranging from three months to four years, (see Note 2 and Note 6). Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses.

      The Company reviews intangible assets and goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The assessment for impairment of goodwill and other intangible assets requires the Company to make several estimates about fair value, many of which are based upon projected future cash flows.

Software Development Costs

      Certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. The period of time between technological feasibility and general

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release of products to customers is generally extremely short. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Research and development expenditures are charged to research and development in the period incurred. At June 30, 2003 and 2002, the net book value of the capitalized software costs was zero.

Foreign Currency Translation

      Assets and liabilities of the foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date. Revenues, costs, and expenses are translated using the average exchange rate for the year. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations, as incurred, and have not been significant for the periods presented.

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

Stock-Based Compensation

      The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Additional pro forma disclosures on the Company’s stock plans are presented in Note 9. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123, SFAS 148 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company continues to measure compensation cost for the stock option plan using the intrinsic value method of accounting.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had Identix used the fair value method of accounting for its stock plans and charged compensation costs against operations over the vesting period, net loss and net loss per share for 2003, 2002 and 2001 would have been adjusted to the following pro forma amounts:

	Fiscal year ended June 30,

	2003	2002	2001

Net Loss as reported	$(187,374,000)	$(55,438,000)	$(29,598,000)
Add: Stock Based compensation expense included in reported net loss, net of related tax effects	1,673,000	1,206,000	1,069,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(8,257,000)	(10,736,000)	(12,787,000)

Proforma net loss	$(193,958,000)	$(64,968,000)	$(41,316,000)

Net Loss per share:
As Reported	$(2.20)	$(1.33)	$(0.88)
Proforma	$(2.28)	$(1.56)	$(1.22)

      The weighted average fair value at date of grant for options granted during fiscal 2003, 2002 and 2001 was $3.61, $4.72 and $8.78 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal year ended
	June 30,

	2003	2002	2001

Expected life (years)	4.59	3.76	4
Risk free interest rate	3.42%	3.93%	5.31%
Volatility	91%	93%	81%
Dividend yield	—%	—%	—%

      The Company’s fair value calculations for employee’s stock purchase rights under the Employee Stock Purchase Plan (“ESPP”) were made using the Black-Scholes option-pricing model with weighted average assumptions based on the one year purchase period of the ESPP.

Comprehensive Loss and Accumulated Other Comprehensive Loss

      Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Identix comprehensive loss has been presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss. The components of accumulated other comprehensive loss are as follows:

	June 30,	June 30,
	2003	2002

Cumulative translation adjustment	$(161,000)	$(181,000)
Unrealized gain on marketable securities	5,000	35,000

Total accumulated other comprehensive loss	$(156,000)	$(146,000)

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share are computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

      Options and warrants to purchase 9,082,522, 10,985,438 and 7,075,585 shares of common stock were outstanding at June 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at June 30, 2003 and 2002 and are convertible into 235,553 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

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

      In accordance with SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The amortizable intangible assets acquired have useful lives, as follows: Developed technology — 5 years; Service/ Maintenance agreements — 6 years; Patents/ Core technology — 6 years; Tradename/ Trademark — 3 years; Order backlog and employee agreements — 3 months to 4 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized, but will be tested for impairment at least annually. The goodwill has been assigned to the Company’s product reporting unit, which is also a reportable segment. The goodwill is not deductible for tax purposes. See discussion of fiscal year 2003 goodwill impairment in Note 7.

Developed technology and in-process research and development

      A portion of the purchase price has been allocated to developed technology and in-process research and development. The fair value was estimated through a discounted cash flow method using the income approach, which determines the fair value of an asset based on the value of the cash flows that the asset can be expected to generate in the future. In-process research and development guidelines discussed in the American

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Institute of Certified Public Accountants IPR&D Practice Aid were utilized in the traditional income approach. The rates used to discount the net cash flows to their present value are based on Visionics’ weighted average cost of capital and adjusted upwards or downwards, as appropriate, for the asset being valued. Discount rates ranging from 25% to 35% were used for the individual in-process technology products due to the additional risks related to the development and success, and based on the stage of completion of the in-process products. A discount rate of 13% was applied to developed technology to reflect the lack of technological and/or market risk associated with achieving the forecasted sales attributable to those technologies.

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

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The biometric industry is a rapidly developing market that requires innovative technology to address the evolving needs of the consumer. Future success in the biometric industry will depend on the Company’s ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis that keep pace with competing technological developments and address the increasingly sophisticated needs of its customers. Visionics’ in-process products are at various stages of development that require further research and development to determine technical feasibility and commercial viability. Current engineering efforts are focused on adding the planned functionalities to the LiveScan, IBIS, and BNP line of products. Developing the new product releases is time-consuming, costly, and complex. There is risk that the developments will not be competitive with other products using alternative technologies that offer comparable functionalities. The IBIS second generation RDT and the BNP ABIS products were completed in fiscal 2003 while the LiveScan 1000dpi product was 80% complete at June 30, 2003.

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

Patents/ Core technology

      The acquired patents/core technology represents a series of filed patent applications and a patents/ core modular architecture that is used in each of Visionics products. Together, they form a major part of the platform of both the current and planned future releases. In estimating the fair value of patents/ core technology, a variation of the income approach, the royalty savings approach, was used. In the application of the royalty savings approach, the value of the patents/ core technology was estimated by capitalizing the royalties saved because Visionics owned the technology. An estimated 3.0% royalty rate was used as the approximate royalty rate that could be attributable to the patents/ core technology. A discount rate of 21% was used to discount the estimated future royalties saved to their present value.

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

Note 3 — Restructuring, Write-Offs and Other Merger Related Charges

Fiscal 2003

      During the twelve months ended June 30, 2003, the Company recorded restructuring and merger related expenses totaling $10,206,000. For the twelve months ended June 30, 2003, these costs consisted of $2,283,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to employees with extended terminations to assist in the integration, $370,000 associated with the disposal of fixed assets, $4,940,000 related to lease exit costs and $2,613,000 in relocation costs. Merger related costs are expensed as incurred.

      Of the lease exit costs of $4,940,000 recorded during the twelve months ended June 30, 2003, $4,061,000 was due to the sublease of a portion of its Fairfax, Virginia facility. The charge represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the twelve months ended June 30, 2003, the Company reduced its liability by $182,000 which related to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group as the actual costs to dispose of the these operations were less than originally estimated in fiscal 2001. In addition, in Fiscal year 2003 the Company recorded an additional charge of approximately $825,000 related to lease exit costs at the Company’s Dublin and Los Gatos, California facilities. This charge is associated with revised estimated lease exit costs due to additional time required to sublease the facilities which is attributable to the high vacancy rates in the corporate real estate market in Northern California.

      The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the twelve months ended June 30, 2003

	Liability as of		Non-Cash	Cash	Liability as of
	June 30, 2002	Additions	Charges	Payments	June 30, 2003

Severance and benefits	$2,493,000	$2,283,000	$—	$4,162,000	$614,000
Disposal of fixed assets	—	370,000	370,000	—	—
Lease exit costs	10,340,000	4,940,000	388,000	2,741,000	12,151,000
Internal merger costs & other	814,000	2,613,000	—	3,396,000	31,000

Total	$13,647,000	$10,206,000	$758,000	$10,299,000	$12,796,000

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of June 30, 2003 and 2002, $9,443,000 and $8,634,000 respectively of the restructuring liability is classified as long-term.

Fiscal 2002

      The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

		Non-cash	Cash Payments through	Restructuring Liability
	Total Charges	Charges	June 30, 2002	as of June 30, 2002

Severance and benefits	$6,093,000	$900,000	$2,700,000	$2,493,000
Disposal of fixed assets	1,294,000	1,294,000	—	—
Lease exit costs	10,340,000	—	—	10,340,000
Internal merger costs and other	1,071,000	—	257,000	814,000

Total	$18,798,000	$2,194,000	$2,957,000	$13,647,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California; Dublin, California; and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002. The remaining liability at June 30, 2002 of $2,378,000 is included in accrued compensation in the consolidated balance sheet. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of fixed assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease exit costs

      A charge of $10,340,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities in Northern California. Of this amount, $1,706,000 is included in other accrued liabilities and $8,634,000 is included in other liabilities in the consolidated balance sheet at June 30, 2002. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements.

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

      A charge of $484,000, mostly related to additional costs required to shutdown the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) was also recorded. In June 2001, management made the decision to exit LESD. The reserve for the disposal is included in other accrual liabilities in the consolidated balance sheet.

Fiscal 2001

      In light of continued deteriorating general economic conditions, during the third quarter of fiscal 2001, the Company initiated a review of its asset carrying values, forecasted sales and the timing of introductions and end of lives of products.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a continuation of this review, in June 2001, the Company initiated a restructuring of its worldwide operations to reduce costs and increase operational efficiencies. The Company consolidated and centralized all functional areas, including sales, customer service, finance and marketing. Beginning in fiscal 2002, the Company’s services group based in Northern Virginia is now managing all service and consulting operations, including worldwide customer support and public sector customers. Also, in June 2001, the Company closed the operations of its Virginia Beach-based LESD group, a business that was not profitable or central to the Company’s revised business strategy. These actions resulted in a charge of $1,890,000 taken in fiscal year 2001 for restructuring, write-offs and other merger related charges.

Note 4 — Balance Sheet Detail

	June 30,

	2003	2002

Accounts receivable:
Commercial and other	$14,552,000	$13,861,000
United States Government:
Billed	4,089,000	4,408,000
Unbilled	5,769,000	4,212,000
Other receivables	50,000	93,000
Less: allowance for doubtful accounts	(3,026,000)	(2,694,000)

	$21,434,000	$19,880,000

Inventories:
Purchased parts and materials	$3,351,000	$4,190,000
Work-in-process	4,893,000	4,956,000
Finished goods, including spares	1,676,000	1,949,000

	$9,920,000	$11,095,000

Property and equipment:
Manufacturing, test and office equipment	$4,449,000 (a)	$6,346,000
Furniture and fixtures	3,296,000	2,127,000
Leasehold improvements	1,889,000	2,594,000

	9,634,000	11,067,000
Less: accumulated depreciation and amortization	(5,477,000)	(4,824,000)

	$4,157,000	$6,243,000

Acquired intangible assets:
Purchased technology	$28,563,000	$28,063,000
Patents and licenses	204,000	204,000
Capitalized software development costs	1,465,000	1,465,000
Less: accumulated amortization	(10,378,000)	(4,695,000)

	$19,854,000	$25,037,000

Other assets:
Deposits	$2,573,000	$1,806,000
Receivables from Company’s 50% owned SIFC joint venture	79,000	459,000
Other assets	423,000	821,000

	$3,075,000	$3,086,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,

	2003	2002

Accrued compensation:
Salary and wages	$925,000	$1,939,000
Severance	492,000	1,941,000
Benefits	1,962,000	1,963,000
Payroll taxes	214,000	239,000

	$3,593,000	$6,082,000

Other accrued liabilities
Lease exit costs	$2,708,000	$1,706,000
Other accrued liabilities	1,814,000	2,326,000

	$4,522,000	$4,032,000

Other accrued liabilities-noncurrent
Lease exit costs	$9,443,000	$8,634,000
Severance	96,000	552,000
Other accrued liabilities	711,000	368,000

	$10,250,000	$9,554,000

(a)	The decrease in property and equipment is due primarily to the disposal of equipment during fiscal 2003.

Note 5 —	Line of Credit

      The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 4.00% at June 30, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2003, there were no amounts outstanding under this line of credit.

      The Identix Line of Credit agreement contains financial, operating and reporting covenants. At June 30, 2003, the Company was in compliance with all covenants.

      At June 30, 2002, the Company had a second line of credit that was entered into in September 2001 and was amended on March 28, 2002. This line of credit provides for up to the lesser of $15,000,000 or 80% of the Company’s eligible accounts receivable including IPS’ accounts receivable. Borrowings under the Identix Line of Credit are secured by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 50 basis points (5.25% at June, 2002). The Identix Line of Credit expired on March 28, 2003. At June 30, 2002, there were no amounts outstanding under this line of credit.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Intangible Assets

      The Company’s intangible assets at June 30 were comprised of the following:

	June 30, 2003			June 30, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Acquired intangible assets:
Developed technology	$16,100,000	$(3,264,000)	$12,836,000	$16,100,000	$(44,000)	$16,056,000
Service/maintenance agreements	3,600,000	(608,000)	2,992,000	3,600,000	(8,000)	3,592,000
Patents/core technology	8,063,000	(4,443,000)	3,620,000	7,563,000	(2,961,000)	4,602,000
Tradename/ Trademark	500,000	(169,000)	331,000	500,000	(2,000)	498,000
Order backlog and employee contracts	300,000	(225,000)	75,000	300,000	(11,000)	289,000
Patents and licenses	204,000	(204,000)	—	204,000	(204,000)	—
Capitalized software development costs	1,465,000	(1,465,000)	—	1,465,000	(1,465,000)	—

	$30,232,000	$(10,378,000)	$19,854,000	$29,732,000	$(4,695,000)	$25,037,000

      Aggregate amortization expense amounted to $5,863,000 and $1,005,000 for the years ended June 30, 2003 and 2002, respectively. The increase of the amortization expense is due to the intangibles acquired in the Visionics acquisition.

      Estimated amortization expense of intangible assets for each of next five fiscal years is as follows:

For year ended June 30, 2004	$5,373,000
For year ended June 30, 2005	$4,593,000
For year ended June 30, 2006	$4,428,000
For year ended June 30, 2007	$4,359,000
For year ended June 30, 2008	$1,101,000

$19,854,000

Note 7 — Goodwill

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

      In accordance with SFAS 142, the Company performed its annual assessment for goodwill impairment as of June 30, 2003 for all of the Company’s goodwill, which is contained in its product reporting unit. The fair value of the product reporting unit was determined using a weighted-average of both the market and income approaches. The market approach utilized public company comparables while the income approach was based on the present value of estimated future cash flows that the reporting unit is expected to generate over its

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated remaining life. In the application of the income approach, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ materially from these estimates. The Company engaged an independent valuation consultant to assist the Company in determining the fair values used in the impairment assessment. In the Company’s application of the income approach, it assumed a cash flow period of 10 years, a discount rate of 15%, and a terminal value based on the tenth year’s estimated future cash flows. The assumptions supporting the cash flows, including the discount rate and estimated terminal value, were determined using management’s best estimates available at the time the impairment assessment was made. The results of this impairment assessment indicated that the implied fair value of the goodwill was less than its carrying value, resulting in a non-cash impairment charge of $154,799,000 at June 30, 2003.

      The Company’s goodwill balance of $22,645,000 at July 1, 2001 arose from its April 1999 acquisition of Identicator Technologies, Inc. The goodwill was assigned to the Company’s then Security reporting unit, which was a reportable segment. The Security reporting unit is now included in the Company’s product reporting unit.

      A reconciliation of previously reported net loss and net loss per share, for each of the three years in the periods ended June 30, 2003, 2002 and 2001, to the amounts adjusted for the exclusion of goodwill amortization is as follows:

	Fiscal Year Ended June 30,

	2003	2002	2001

Reported net loss	$(187,374,000)	$(55,438,000)	$(29,598,000)
Add: Goodwill amortization	—	—	2,396,000

Adjusted net loss	$(187,374,000)	$(55,438,000)	$(27,202,000)

Basic and diluted net loss per share:
Reported net loss	$(2.20)	$(1.33)	$(0.88)
Goodwill amortization	—	—	0.07

Adjusted net loss	$(2.20)	$(1.33)	$(0.81)

Weighted average common shares used in basic and diluted loss per share computation	85,242,000	41,609,000	33,807,000

      The change in the carrying amount of goodwill for the year ended June 30, 2003 resulted solely from the impairment of the Company’s product reporting unit goodwill and is as follows:

Balance as of July 1, 2002	$295,744,000
Impairment of goodwill	(154,799,000)

Balance as of June 30, 2003	$140,945,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Marketable Securities

      The Company’s portfolio of marketable securities at June 30, 2003 and 2002 consists of the following:

	Fiscal Year Ended June 30, 2003

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Corporate Bonds	$6,965,000	$—	$—	$6,965,000
U.S. government and agency obligations	2,526,000	5,000	—	2,531,000

	$9,491,000	$5,000	$—	$9,496,000

Fiscal Year Ended June 30, 2002

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. government and agency obligations	$15,377,000	$40,000	$(5,000)	$15,412,000

	June 30,

	2003	2002

Included in:
Marketable securities — short-term	$8,991,000	$5,143,000
Marketable securities — long-term	505,000	10,269,000

Total	$9,496,000	$15,412,000

      The Company’s portfolio of marketable securities by contractual maturity at June 30, 2003 and 2002 is as follows:

	June 30,

	2003	2002

Due in one year or less	$8,991,000	$5,143,000
Due after one year	505,000	10,269,000

Total	$9,496,000	$15,412,000

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

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 1995, the Company’s shareholders approved the Non-Employee Directors Stock Option Plan (“Directors Plan”), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998, 2000 and 2002, the stockholders amended the Director’s Plan so that a total of 1,310,000 shares of the Company’s common stock are currently reserved for issuance under the Directors Plan.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under the 1995 and 2002 Plans, the term of any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of the Company’s common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.

      In connection with the acquisition of Visionics, the Company has assumed Visionics’ stock option plans. Approximately 3,225,128 shares of the Company’s common stock have been reserved for issuance under the assumed plans and the related options are included in the following table:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price

Balance as of June 30, 2000	2,056,027	5,147,964	$7.26
Shares reserved upon adoption of amendment to Director’s Plan	450,000	—
Shares reserved upon adoption of amendment to New Employee Plan	1,000,000	—
Options granted	(2,508,750)	2,508,750	$11.26
Options exercised	—	(919,367)	$2.13
Options canceled	437,813	(437,813)	$9.40
Options canceled and expired	—	(11,152)	$0.26

Balance as of June 30, 2001	1,435,090	6,288,382	$9.77
Shares reserved upon adoption of amendment to 2002 Plan	5,800,000	—
Shares reserved for Visionics assumed options	3,225,128	—
Shares assumed for Visionics acquisition	(3,225,128)	3,225,128	$4.93
Options granted	(2,124,794)	2,124,794	$7.86

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price

Options exercised	—	(976,884)	$4.25
Options canceled	1,292,943	(1,292,943)	$11.46
Options canceled and expired	—	(14,037)	$11.46

Balance as of June 30, 2002	6,403,239	9,354,440	$7.61
Shares reserved upon adoption of amendment to Director’s Plan	450,000	—
Options granted	(2,008,118)	2,008,118	$4.66
Options exercised	—	(779,221)	$2.77
Options canceled	2,323,673	(2,323,673)	$10.10
Options canceled and expired	—	—	$2.36

Balance as of June 30, 2003	7,168,794	8,259,664	$6.64

      During fiscal 2003, the Company recognized expense of $1,673,000 primarily as a result of amortization of the intrinsic value of the employee stock options assumed in the Visionics merger. During fiscal 2002, the Company recognized expense of $1,447,000 for stock options granted to employees at exercise prices below fair market value at the time of grant, for a remeasurement charge related to the modification of stock option terms upon termination of the Company’s former CEO and for stock options granted to non-employees.

      The following table summarizes options outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

		(in years)
$0.26-$4.42	2,115,138	6.47	$2.91	1,198,783	$2.11
$4.45-$5.34	2,109,334	8.78	4.88	801,356	4.90
$5.87-$9.83	2,116,336	7.23	7.44	1,682,040	7.11
$9.88-$16.38	1,918,856	6.89	11.78	1,134,174	12.33

	8,259,664	7.35	$6.64	4,816,353	$6.73

Employee Stock Purchase Plan

      On October 30, 1998, the Company adopted an employee stock purchase plan (“ESPP”), through which qualified employees of the Company may participate in stock ownership of the Company. The cost of each share purchased was 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) June 30 and December 31 purchase date. Pursuant to the ESPP, 127,170, 139,417, and 165,011 shares were issued at a weighted average price of $4.39, $4.99 and $6.12 per share during fiscal 2003, 2002 and 2001, respectively. At June 30, 2003 the ESPP was depleted of shares of common stock for issuance thereunder, and the Company has no plans to authorize or seek shareholder authorization for additional shares of common stock for issuance under the ESPP.

Defined Contribution Plan

      The Company has a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby an eligible employee may contribute a portion of their earnings, not to exceed annual amounts allowable under the Code. Employees may elect to have their contributions and plan account

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balances invested in shares of the Company’s common stock. In addition, the Company may also make contributions at the discretion of the Board of Directors. For the years ended June 30, 2003, 2002 and 2001, the Company provided for matching contributions totaling $303,000, $240,000 and $284,000, respectively.

Employee Stock Ownership Plan

      The IPS Employee Stock Ownership Plan (“ESOP”) enables eligible employees of IPS to share in the growth of the Company through the acquisition of the Company’s common stock. The ESOP provides for the Company, at its discretion, to make contributions of up to 10% of each participant’s base salary. The amount of compensation expense related to the ESOP is based upon the cash contributions to the ESOP made by the Company. The Company’s expense for the ESOP was $36,000 in fiscal 2003, $73,000 in fiscal 2002 and $94,000 in fiscal 2001. A total of 163,864, 197,297 and 194,610 allocated shares of the Company’s common stock were held by the ESOP at June 30, 2003, 2002 and 2001, respectively.

Warrants

      In connection with the Company’s merger with Visionics (see Note 2), all warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into warrants to purchase 635,211 shares of the Company’s common stock at exercise prices ranging from $1.24 per share to $12.55 per share. All the warrants issued are immediately exercisable and expire at various dates through October 23, 2006. As of June 30, 2003 and 2002 the above warrants to purchase 410,860, 142,344 and 82,007 shares of common stock had per share exercise prices ranging from $1.24 to $1.40, from $4.22 to $5.82 and from $9.83 to $12.55, respectively.

      In connection with the private placement of the Company’s common stock in July 1999, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. The Company also issued a fully exercisable warrant on July 1, 1999 to purchase 33,186 shares of common stock for $10.85 per share to the broker who arranged the private placement. In April 2000, warrants to purchase 905,798 of the Company’s common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000. At June 30, 2003 and 2002 these warrants were still outstanding.

      In connection with the private placement of the Company’s Series A Convertible Preferred Stock, the Company issued to the investor a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model and, based on the net cash proceeds received from the sales of Series A Preferred Stock the relative fair value of the warrant totaled $1,259,000. At June 30, 2003 and 2002 this warrant was still outstanding.

Note 10 — Related Party Transactions

      A member of the Board of Directors presently serves as chairman of the board of, and owns 38% of Integrated Manufacturing Solutions, Inc., (“IMS”), a manufacturer of integrated circuit boards that provides manufacturing services to the Company. IMS billed the Company approximately $82,000, $1,076,000 and $1,620,000 in fiscal 2003, 2002 and 2001, respectively. Amounts outstanding to IMS at June 30, 2003 and 2002 were approximately $0 and $48,000, respectively.

      The Company purchases certain complete biometric security products, research and development, engineering and administrative services from International Technology Concepts, Inc. (“IT Concepts”). Two former officers and shareholders of the Company are directors, officers and principal shareholders of IT Concepts. IT Concepts billed the Company approximately $1,173,000 in fiscal 2003, $5,263,000 in fiscal 2002

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $3,672,000 in fiscal 2001. Amounts outstanding to IT Concepts at June 30, 2003 and 2002 were approximately $61,000 and $43,000, respectively.

Note 11 — Income Taxes

      The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes:

	Fiscal year ended June 30,

	2003	2002	2001

Federal tax at statutory rate	$(65,418,000)	$(18,833,000)	$(10,037,000)
State tax, net of federal benefit	632,000	(1,924,000)	(1,181,000)
Non-deductible preferred stock and warrant expense	—	—	428,000
Stock-based compensation	647,000	239,000	—
Goodwill amortization	—	—	1,257,000
Goodwill impairment	54,180,000	—	—
Change in valuation allowance	10,348,000	18,634,000	9,513,000
In-process research and development write-off	—	2,176,000	—
Other	(208,000)	(246,000)	20,000

	$181,000	$46,000	$—

      Deferred tax assets (liabilities) comprise the following:

	June 30,

	2003	2002

Net operating loss and tax credit carryforwards	$67,447,000	$55,996,000
Inventory reserve and basis differences	7,041,000	9,108,000
Depreciation and amortization	—	661,000
Accounts receivable and related allowances	1,082,000	1,108,000
Deferred revenue	2,644,000	2,148,000
Tax credits	3,021,000	3,088,000
Other	406,000	227,000

Gross deferred tax assets	81,641,000	72,336,000
Valuation allowance	(72,212,000)	(61,864,000)

Net deferred assets	9,429,000	10,472,000

Unbilled accounts receivable	(2,130,000)	(1,602,000)
Acquired intangibles	(7,299,000)	(8,870,000)

Gross deferred tax liabilities	(9,429,000)	(10,472,000)

Total net deferred tax asset	$—	$—

      The Company has a valuation allowance of $72,212,000 as of June 30, 2003. Based upon the results of the current year operations, the Company’s projected operating results, and all other available objective information, the Company’s management does not believe that sufficient future taxable income will be generated to realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2003

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002 are tax benefits attributable to non-compensatory stock options of $3,715,000 and $2,381,000, respectively, which when realized, will be a credit to additional paid-in-capital.

      The Company has federal net operating loss carryforwards of approximately $184,900,000 and $156,674,000 as of June 30, 2003 and June 30, 2002, respectively, which may be available to reduce future taxable income. As of June 30, 2003 and 2002, the Company has state net operating loss carryforwards of approximately $37,300,000 and $67,740,000, respectively. These carryforwards begin to expire from 2004 through 2024. For federal and state tax purposes, the Company’s net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.

      As of June 30, 2003 and 2002, the Company has federal research and experimentation credit carryforwards of approximately $2,680,000 and $2,684,000, respectively, which begin to expire from 2004 to 2022. The Company also has state research and experimentation tax credit carryforwards of approximately $450,000 as of June 30, 2003, which will be carried forward indefinitely.

Note 12 — Reportable Segment Data

      The Company has determined that its reportable segments are those based on its method of internal reporting. Effective July 1, 2002, the Company reorganized in conjunction with the merger with Visionics and the new reportable segments are Products and Services. Reportable segment information for periods prior to July 1, 2002 has been restated to conform to the current organization. The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned.

	Fiscal Year Ended June 30,

	2003	2002	2001

Total revenues:
Product — from external customers	$51,662,000	$28,399,000	$35,061,000
Services — from external customers	43,857,000	46,974,000	50,561,000
Elimination of inter-segment revenues	(3,005,000)	(2,183,000)	(3,794,000)

	$92,514,000	$73,190,000	$81,828,000

Depreciation and amortization:
Products	$7,803,000	$2,853,000	$4,913,000
Services	477,000	634,000	738,000

	$8,280,000	$3,487,000	$5,651,000

Interest and other income (expense), net:
Products	$1,849,000	$914,000	$1,045,000
Services	35,000	35,000	391,000

	$1,884,000	$949,000	$1,436,000

Capital expenditures:
Products	$1,313,000	$1,041,000	$3,193,000
Services	80,000	2,251,000	761,000

	$1,393,000	$3,292,000	$3,954,000

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended June 30,

	2003	2002	2001

Loss from operations:
Product	$(184,654,000)	$(50,029,000)	$(26,650,000)
Services	(4,123,000)	(6,641,000)	(2,554,000)

	$(188,777,000)	$(56,670,000)	$(29,204,000)

	June 30,

	2003	2002

Identifiable assets:
Product	$235,719,000	$419,689,000
Services	9,551,000	11,566,000

	$245,270,000	$431,255,000

Note 13 — Foreign Operations Data

      In geographical reporting, revenues and identifiable assets are attributed to the geographical location of the sales and service organizations:

	Fiscal Year Ended June 30,

	2003	2002	2001

Total revenues:
North America	$87,589,000	$69,587,000	$78,123,000
International	4,925,000	3,603,000	3,705,000

	$92,514,000	$73,190,000	$81,828,000

	June 30,

	2003	2002

Identifiable assets:
North America	$244,115,000	$430,431,000
International	1,155,000	824,000

	$245,270,000	$431,255,000

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

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments for operating leases are as follows:

Fiscal year ending June 30:
2004	$7,332,000
2005	7,656,000
2006	6,994,000
2007	6,481,000
2008	3,981,000
Thereafter	6,617,000

Total	$39,061,000

      Included in the above future minimum payments is $10,857,000 related to two leased facilities in Northern California that were vacated in connection the Company’s merger with Visionics. In fiscal year 2003 the Company has recorded a charge of $4,940,000 representing the future lease costs, net of estimated sublease income, primarily related to excess leased facilities at its Fairfax, Virginia facility. (See Note 3 of the Consolidated Financial Statements).

      Rent expense is recorded on a straight-line basis over the term of the individual lease. Total rental expense under operating leases was $5,428,000, $4,786,000 and $2,550,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Note 15 —	Indemnification Arrangements and Product Warranties

      As part of the Visionics acquisition in June 2002, the Company undertook, and assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is unlimited; however, the Company has purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable us to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believe the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

      From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights.

      The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during fiscal year 2003:

Balance at July 1, 2002	$306,000
Warranty Expense	353,000
Closed Warranty Claims	(285,000)

Balance at June 30, 2003	$374,000

Note 16 — Recent Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 will be effective for the Company for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for all existing financial instruments at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will not have a material impact on either the Company’s financial position or results of operations.

Note 17 — Quarterly Consolidated Financial Data (Unaudited)

      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended June 30, 2003. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results.

      In thousands, except share and per share amounts:

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2002	2002	2003	2003(a)	Total(a)

Revenues	$25,062	$22,516	$21,805	$23,131	$92,514
Gross profit	4,913	4,948	5,816	6,113	21,790
Net loss	$(14,199)	$(7,552)	$(6,510)	$(159,113)	$(187,374)
Basic and diluted net loss per share	$(0.17)	$(0.09)	$(0.08)	$(1.86)	$(2.20)
Weighted average common shares used in basic and diluted loss per share computation	84,801,000	85,124,000	85,393,000	85,663,000	85,242,000

(a)	Includes a write-off of $154,799,000 that is related to the impairment of goodwill in fiscal 2003.

IDENTIX INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002(b)	Total(b)

Revenues	$16,764	$19,512	$19,232	$17,682	$73,190
Gross profit	2,746	3,703	2,989	2,349	11,787
Net loss	$(8,477)	$(6,203)	$(7,464)	$(33,294)	$(55,438)
Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.17)	$(0.72)	$(1.33)
Weighted average common shares used in basic and diluted loss per share computation	36,629,000	37,824,000	44,814,000	46,129,000	41,609,000

(b)	Identix’ merger with Visionics was completed on June 25, 2002. Thus, Identix’ consolidated results of operations for the fourth quarter and year ended June 30, 2002 reflect Visionics’ results of operations for only the final three business days of June 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors is incorporated by reference to the information set forth under the caption “Election of Directors” in the proxy statement to be used in connection with the 2003 Annual Meeting of the Stockholders (the “Proxy Statement”).

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement.

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

      (a) 2     Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves

      (a) 3     Exhibits.

Exhibit
Number	Description

2.0	Agreement and Plan of Merger dated as of February 22, 2002 by and among Identix, Visionics Corporation and Viper Acquisition Corporation (incorporated by reference to the February 22, 2002 Form 8-K)
3.1	Certificate of Incorporation (incorporated by reference to the December 16, 1998 Form 8-K)
3.2	Amended and Restated Bylaws (incorporated by reference to the May 15, 2002 Form 10-Q)
4.1	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.2	Form of Series I Warrant (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.3	Warrant dated June 29, 2001 between Visionics Corporation and Morgan Keegan, Inc. (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.4	Warrant dated October 11, 2001 between Visionics Corporation and Morgan Keegan & Company, Inc. (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.5	Warrant dated October 24, 2001 between Visionics Corporation and Thomas Pierce (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.6	Form of Warrant dated January 8, 1999 (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.7	Form of Warrant dated June 28, 2001 (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.8	Securities Purchase Agreement between Identix and Motorola, Inc., dated July 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.9	Certificate of Designation of Series A Preferred Stock of Identix (incorporated by reference to the September 26, 2000 Form 10-K)
4.10	Information and Registration Rights Agreement between Identix and Motorola, Inc., dated July 7, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)

Exhibit
Number	Description

4.11	Warrant to Purchase 187,647 Shares of Identix Common Stock, dated July 6, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.12	Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc., dated December 22, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
4.13	Share Purchase Agreement between Identix and State of Wisconsin Investment Board, dated, June 11, 2001 (incorporated by reference to the registration statement on Form S-3, no. 333-63306, filed June 19, 2001)
4.14	Form of Common Stock Purchase Agreement dated November 30, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.1	Identix 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement no. 29-95551)
10.2	ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement 33-55074)
10.3	Identix 1992 Employee Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the registration statement on Form S-8, no. 333-77803, filed May 5, 1999)
10.4	Amendment to Identix 1992 Employee Stock Option Plan, dated June 18, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.5	Second Amendment to Identix 1992 Employee Stock Option Plan, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.6	Identix 1995 Equity Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.7	Identix 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.8	Identix New Employee Stock Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.9	Identix 2002 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.10	Visionics Corporation 1990 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.11	Visionics Corporation 1998 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.12	Visionics Corporation Stock Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.13	Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.14	Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.15	Subcontract between ANADAC and Advanced Engineering and Research Associates, Inc., dated August 25, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.16	Deed of Lease between Brit Limited Partnership and Anadac, Inc. dated September 28, 2000 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.17	Standard Industrial Commercial Multi-Tenant Lease between Identix and Vasona Business Park, dated December 8, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.18	Office Building Lease between Identix and Pacific Gulf Properties Inc., dated July 19, 2000, as amended December 12, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)

Exhibit
Number	Description

10.19	Office Lease between ANADAC and Federal Center Limited Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.20	Lease for the Minnetonka, Minnesota premises dated November 7, 1989 (incorporated by reference to Visionics Corporation’s registration statement on Form S-18, no. 33-36939C, dated December 6, 1990)
10.21	Amendment to Lease for the Minnetonka, Minnesota premises dated March 11, 1996 (incorporated by reference to Visionics Corporation’s December 23, 1997 Form 10-K)
10.22	Compensation Continuation Agreement between Identix and James P. Scullion, dated January 5, 2000 (incorporated by reference to the March 31, 2000 Form 10-Q)
10.23	Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.24	Amendment No. 2 to Compensation Continuation Agreement between Identix and James P. Scullion, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.25	Form of Separation Agreement and Release between Identix and James P. Scullion (incorporated by reference to registration statement of Form S-4, no. 333-84428, filed May 15, 2002)
10.26	Employment Agreement between Identix and Oscar Pieper, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.27	Employment Agreement between Identix and Grant Evans, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.28	Amendment No. 1 to Employment Agreement between Identix and Grant Evans, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.29	Amendment No. 2 to Employment Agreement between Identix and Grant Evans, dated October 25, 2001 (incorporated by reference to the February 14, 2002 Form 10-Q)
10.30	Compensation Agreement between ANADAC and Paul J. Bulger, dated May 11, 1999 (incorporated by reference to the September 28, 2001 Form 10-K)
10.31	Employment Agreement between Identix and Daniel H. Dellegrotti, dated June 21, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.32	Employment Agreement between Identix and Robert McCashin, dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.33	Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.34	Form of Amendment No. 2 to Employment Agreement between Identix and Robert McCashin (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.35	Employment Agreement between Identix and Erik E. Prusch, dated April 2, 2001 (incorporated by reference to the March 5, 2001 Form 10-Q)
10.36	Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.37	Secured Promissory Note dated October 5, 2001 by Erik E. Prusch in favor of Identix (incorporated by reference to the February 14, 2002 Form 10-Q)
10.38	Second Deed of Trust and Assignment of Rents dated October 5, 2001 between Erik E. Prusch, as Trustor, and Identix, as Beneficiary (incorporated by reference to the February 14, 2002 Form 10-Q)
10.39	Form of Indemnification Agreement between Identix and certain of its officers (incorporated by reference to the November 26, 2000 Form 10-Q)
10.40	Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)

Exhibit
Number	Description

10.41	Employment Agreement between Identix and Linda J. Howard, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.42	Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.43	Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.44	Form of Separation Agreement and Release between Identix and Valerie J. Lyons (incorporated by reference to the September 27, 2002 Form 10-K)
10.45	Form of Employment Agreement between Identix and Joseph J. Atick (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.46	Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.47	Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.48	Collateral Assignment, Patent Mortgage and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.49	Amendment to Loan Documents dated March 28, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.50	Loan Agreement dated November 19, 2000 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s December 8, 2000 Form 10-K)
10.51	Change in Terms Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.52	Business Loan Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.53	Line of Credit Agreement dated May 30, 2003 between Identix Corporation and Associated Bank Minnesota
10.54	Employment Agreement between Identix and James H. Moar, dated as of April 14, 2003
21.1	Subsidiaries of Identix
23.1	Consent of Independent Accountants
31.1	302 Certification by the Chief Executive Officer
31.2	302 Certification by the Chief Financial Officer
32	906 Certifications

      (b) Reports on Form 8-K:

      During the fiscal year ended June 30, 2003, the following report on Form 8-K was furnished:

      Report on Form 8-K dated April 24, 2003, disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on the 12th day of September 2003.

IDENTIX INCORPORATED

By:	/s/ JOSEPH J. ATICK

Joseph J. Atick
Chief Executive Officer and Director

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph J. Atick and Mark S. Molina, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended June 30, 2003 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. ATICK Joseph J. Atick	President and Chief Executive Officer (Chief Executive Officer)	September 12, 2003

/s/ ERIK E. PRUSCH Erik E. Prusch	Chief Financial Officer (Chief Financial and Accounting Officer)	September 12, 2003

/s/ ROBERT MCCASHIN Robert McCashin	Chairman	September 12, 2003

/s/ MILTON E. COOPER Milton E. Cooper	Director	September 12, 2003

/s/ MALCOM J. GUDIS Malcolm J. Gudis	Director	September 12, 2003

/s/ JOHN E. HAUGO John E. Haugo	Director	September 12, 2003

/s/ JOHN E. LAWLER John E. Lawler	Director	September 12, 2003

Signature	Title	Date

/s/ GEORGE LATIMER George Latimer	Director	September 12, 2003

/s/ PATRICK H. MORTON Patrick H. Morton	Director	September 12, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period

Allowance for Doubtful Accounts:
Year ended June 30, 2001	$1,066,000	$1,168,000	$832,000	$1,402,000
Year ended June 30, 2002	$1,402,000	$1,867,000 (a)	$575,000	$2,694,000
Year ended June 30, 2003	$2,694,000	$801,000	$469,000	$3,026,000
Inventory Reserve:
Year ended June 30, 2001	$1,774,000	$1,770,000	$1,096,000	$2,448,000
Year ended June 30, 2002	$2,448,000	$730,000 (a)	$1,223,000	$1,955,000
Year ended June 30, 2003	$1,955,000	$956,000	$1,536,000	$1,375,000

(a)	Included in charges to costs and expenses for the year ended June 30, 2002, are additions for allowance for doubtful accounts and provision for inventory reserves of $428,000 and $543,000, respectively, resulting from Identix’ merger with Visionics Corporation.