Form 10-Q
period 2003-09-30
IDENTIX INC
filed 2003-11-13
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File Number: 1-9641

IDENTIX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	94-2842496 (IRS Employer Identification No.)

5600 Rowland Road, Minnetonka, Minnesota (Address of principal executive offices)	55343 (Zip Code)

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

86,068,360 shares of Common Stock
as of October 31, 2003

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,

	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$34,651,000	$34,712,000
Marketable securities - short-term	7,993,000	8,991,000
Accounts receivable, net	20,769,000	21,434,000
Inventories	10,043,000	9,920,000
Prepaid expenses and other assets	1,390,000	1,677,000

Total current assets	74,846,000	76,734,000
Marketable securities - long-term	506,000	505,000
Property and equipment, net	4,049,000	4,157,000
Goodwill	140,945,000	140,945,000
Acquired intangible assets, net	18,472,000	19,854,000
Other assets	2,366,000	3,075,000

Total assets	$241,184,000	$245,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,411,000	$8,025,000
Accrued compensation	4,524,000	3,593,000
Other accrued liabilities	4,130,000	4,522,000
Deferred revenue	8,158,000	7,197,000

Total current liabilities	24,223,000	23,337,000
Deferred revenue	207,000	419,000
Other liabilities	9,428,000	10,250,000

Total liabilities	33,858,000	34,006,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 86,095,803 and 85,944,951 shares issued and outstanding, respectively	861,000	859,000
Additional paid-in capital	536,646,000	536,173,000
Accumulated deficit	(333,307,000)	(328,651,000)
Deferred stock-based compensation	(425,000)	(663,000)
Accumulated other comprehensive loss	(151,000)	(156,000)

Total stockholders’ equity	207,326,000	211,264,000

Total liabilities and stockholders’ equity	$241,184,000	$245,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2003	2002

Revenues:
Product revenues	$12,718,000	$14,152,000
Services revenues	8,614,000	10,910,000

Total revenues	21,332,000	25,062,000

Cost and expenses:
Cost of product revenues	8,008,000	10,305,000
Cost of services revenues	7,471,000	9,844,000
Research, development and engineering	2,255,000	3,088,000
Marketing and selling	2,677,000	3,251,000
General and administrative	4,389,000	4,883,000
Amortization of acquired intangible assets	1,382,000	1,546,000
Restructuring, write-offs and other merger related charges	—	6,755,000

Total costs and expenses	26,182,000	39,672,000

Loss from operations	(4,850,000)	(14,610,000)
Interest and other income, net	316,000	376,000
Interest expense	(8,000)	(1,000)

Loss before income taxes and equity interest in (loss) income of joint venture	(4,542,000)	(14,235,000)
Provision for income taxes	(9,000)	(22,000)

Loss before equity interest in (loss) income of joint venture	(4,551,000)	(14,257,000)
Equity interest in (loss) income of joint venture	(105,000)	58,000

Net loss	$(4,656,000)	$(14,199,000)

Basic and diluted net loss per share	$(0.05)	$(0.17)

Weighted average common shares used in basic and diluted loss per share computation	86,015,000	84,801,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(4,656,000)	$(14,199,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,941,000	2,090,000
Equity interest in loss (income) of joint venture	105,000	(58,000)
Realized gain on sales of marketable securities	(15,000)	—
Stock-based compensation expense	234,000	585,000
Amortization of premiums on marketable securities	—	85,000
Bad debt (recoveries) expense	(484,000)	148,000
Gain on disposal of fixed assets	(13,000)	—
Non-cash restructuring write-offs and other charges	—	65,000
Changes in assets and liabilities:
Accounts receivable	1,153,000	(3,817,000)
Inventories	(123,000)	1,092,000
Prepaid expenses and other assets	891,000	60,000
Accounts payable	(614,000)	(1,086,000)
Accrued compensation	931,000	(500,000)
Other accrued liabilities	(1,214,000)	2,968,000
Deferred revenue	749,000	463,000

Net cash used in operating activities	(1,115,000)	(12,104,000)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	4,000,000	—
Purchases of marketable securities	(2,987,000)	—
Capital expenditures	(438,000)	(454,000)

Net cash provided by (used in) investing activities	575,000	(454,000)

Cash flows from financing activities:
Proceeds from sales of common stock	479,000	544,000

Net cash provided by financing activities	479,000	544,000

Net decrease in cash and cash equivalents	(61,000)	(12,014,000)
Cash and cash equivalents at period beginning	34,712,000	53,346,000

Cash and cash equivalents at period end	$34,651,000	$41,332,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2004.

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

The Company’s product revenue is derived from the sale of equipment and software, as well as maintenance contracts related to the Company’s product lines. Certain of the Company’s equipment sales such as its Live Scan Systems generally require installation and training subsequent to shipment and transfer of title. Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as certain security products including DFR-2080, DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of Live Scan Systems that generally require installation, upon the final installation, training and acceptance from the end user. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations. The Company is currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

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

The majority of the Company’s service revenues are generated from the U.S. Government under various firm fixed-price (“FFP”), time-and-material (“T&M”) and cost reimbursement contracts. Revenues on FFP contracts are generally recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenues on T&M contracts are recognized to the extent of billable rates multiplied by hours worked plus materials expense incurred. Revenues for cost plus fixed fee (“CPFF”) contracts are recognized as costs are incurred, including a proportionate amount of the fee earned. Unbilled accounts receivable represent accrued revenue that becomes billable per the terms of contract. Provisions for estimated contract losses are recorded in the period such losses are determined.

Services revenues from contracts directly with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 70% of total services revenue for the three months ending September 30, 2003 compared to 85% for the same period in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement.

3.	Stock Based Compensation

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

Had compensation cost for the Company’s employee stock options been recognized upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended September 30,

	2003	2002

Net loss as reported	$(4,656,000)	$(14,199,000)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	234,000	585,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,831,000)	(2,064,000)

Proforma net loss	$(6,253,000)	$(15,678,000)

Net loss per share:
As reported	$(0.05)	$(0.17)
Proforma	$(0.07)	$(0.18)
Shares	86,015,000	84,801,000

4.	Cash and Credit Facilities

The Company financed its operations during the three months ended September 30, 2003 primarily from cash provided by its investing and financing activities. As of September 30, 2003, the Company’s principal sources of liquidity consisted of $50,623,000 of working capital including $42,644,000 in cash and cash equivalents and short-term marketable securities.

In addition, the Company if needed, has $506,000 in long-term marketable securities that can be used to finance operations.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest which was 4.00% at September 30, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At September 30, 2003, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At September 30, 2003, the Company was in compliance with all covenants.

5.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	September 30,	June 30,

	2003	2003

Purchased parts and materials	$3,614,000	$3,351,000
Work-in-process	4,966,000	4,893,000
Finished goods, including spares	1,463,000	1,676,000

	$10,043,000	$9,920,000

6.	Restructuring, Write-offs and Other Merger Related Charges

In June 2002, the Company merged with Visionics and in connection with the merger recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. During the year ended June 30, 2003, the Company recorded additional restructuring and other merger related charges of $10,206,000, including a loss of $186,000 on the sublease portion of its Dublin facility. The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2003:

	Activity during the period June 25, 2002 to June 30, 2003
			Cash Payments
			through June 30,	Liability as of
	Total Charges	Non-Cash Charges	2003	June 30, 2003

Severance and benefits	$8,376,000	$900,000	$6,862,000	$614,000
Disposal of fixed assets	1,664,000	1,664,000	—	—
Lease exit costs	15,280,000	388,000	2,741,000	12,151,000
Internal merger costs & other	3,684,000	—	3,653,000	31,000

Total	$29,004,000	$2,952,000	$13,256,000	$12,796,000

Fiscal 2004

The following table represents a summary of restructuring, write-offs and other merger related charges which relate to the merger of Identix and Visionics that was consummated on June 25, 2002:

	For the three months ended September 30, 2003
	Restructuring Liability		Non-Cash		Restructuring Liability as
	as of June 30, 2003	Additions	Charges	Cash Payments	of September 30, 2003

Severance and benefits	$614,000	$—	$—	$112,000	$502,000
Disposal of fixed assets	—	—	—	—	—
Lease exit costs	12,151,000	—	—	946,000	11,205,000
Internal merger costs and other	31,000	—	—	—	31,000

Total	$12,796,000	$—	$—	$1,058,000	$11,738,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of September 30, 2003, $8,673,000 of the above restructuring liability is classified as long-term.

Fiscal 2003

During the three months ended September 30, 2002, the Company recorded merger related expenses totaling $3,171,000 that consisted of $1,826,000 in relocation costs and $1,345,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred.

During the three months ended September 30, 2002, the Company also recorded a loss of $3,766,000 on the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, and the sublease income of $2,276,000. During the three months ended September 30, 2002, the Company recorded income of $182,000 through the reversal of a reserve relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group as the actual costs to dispose of the division were less than estimated.

7.	Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 9,021,068 and 9,975,937 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at September 30, 2003 and are convertible into 236,000 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

8.	Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2003 was $4,651,000 compared to a loss of $13,942,000 for the same period in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

9.	Reportable Segment Data

The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment of the sales or service organizations, and costs directly and indirectly incurred in generating revenues are similarly assigned.

	Three Months Ended September 30,

	2003	2002

Total revenues:
Product	$12,718,000	$14,152,000
Services	8,614,000	10,910,000

	$21,332,000	$25,062,000

Loss from operations:
Products	$(5,024,000)	$(10,677,000)
Services	174,000	(3,933,000)

	$(4,850,000)	$(14,610,000)

	September 30,	June 30,

	2003	2003

Identifiable assets:
Product	$232,499,000	$235,719,000
Services	8,685,000	9,551,000

	$241,184,000	$245,270,000

10.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	For the Three Months Ended September 30,

	2003	2002

Total revenues:
North America	$20,599,000	$24,310,000
International	733,000	752,000

	$21,332,000	$25,062,000

	September 30,	June 30,

	2003	2003

Identifiable assets:
North America	$240,317,000	$244,115,000
International	867,000	1,155,000

	$241,184,000	$245,270,000

11.	Indemnification Arrangements and Product Warranties

As part of the Visionics acquisition in June 2002, the Company undertook, and assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is unlimited; however, the Company purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable Identix to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believes the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of September 30, 2003, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first three months of fiscal 2004:

Balance at July 1, 2003	$374,000
Warranty Expense	183,000
Closed Warranty Claims	(148,000)

Balance at September 30, 2003	$409,000

12.	Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for the Company for financial instruments entered into or modified after May 31, 2003 and otherwise was effective for all existing financial instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on either the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s second quarter of fiscal year 2004, FIN 46 will be applied to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

13.	Subsequent Events

On October 3, 2003, the Company announced that it had been awarded a blanket purchase order (“BPA”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million over a five year period to provide live scan units and related services to the Citizenship and Immigration Service. The BPA was part of a competitive bidding process where unsuccessful bidders for public agency contracts are provided customary rights to formally protest contract awards through various agency, administrative and judicial channels.

On October 23, 2003, the Company reported that a protest had been lodged by one of its competitors against the award of the BPA to Identix. In response to the protest, DHS issued a stop work order, meaning further procurement of the Company’s technology under the BPA is being held in abeyance until the protest is resolved. DHS also formally informed the Company that, as a result of DHS’ review of the BPA solicitation and the evaluation process conducted by DHS of proposals received in response, DHS had decided to conduct a new round of evaluations of previously submitted proposals. DHS also formally requested that the U.S. General Accounting Office dismiss the competitor’s protest.

While the Company continues to believe that the BPA award to Identix will not be overturned and that any new evaluation by DHS will simply re-confirm that the Company’ products and services represent the “best overall value” for the customer, there can be no assurance that DHS’ new round of evaluations will not result in substantial delays in purchases under the BPA or that it will not result in the cancellation of all or a portion of the BPA award itself.

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

OVERVIEW

Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the Company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and market segments - most notably, government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company. The Company also provides project management and facilities engineering services to government agencies through Identix Public Sector, Inc. (“IPS”), a wholly owned subsidiary of the Company.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. The Company’s annual impairment analysis was performed during the fourth quarter of fiscal year 2003 and resulted in an impairment charge to goodwill of $154,799,000.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margins

Revenues for the three months ended September 30, 2003 were $21,332,000 compared to $25,062,000 for the same period in the prior fiscal year. The decrease in overall revenue consisted of a decrease in product revenue of $1,434,000 and a decrease in services of $2,296,000. The Company had one customer, the Department of Defense (DOD) which accounted for 20% of the total revenue for the three months ended September 30, 2003, compared to 29% for the same period in the prior fiscal year.

Product revenues were $12,718,000 for the three months ended September 30, 2003, compared to $14,152,000 for the same period in the prior fiscal year. The decrease in revenues of 10% for the three months ended September 30, 2003 was primarily due to the Visionics merger in June 2002 that resulted in a build up of backlog that was recognized as revenue in the first quarter of fiscal year 2003 which did not occur during the same time period in fiscal year 2004. In addition, a decreased sales volume from the Company’s Live Scan products and competitive pricing pressures also contributed to this decrease. This decrease was partially offset by increased sales of the Company’s Software Development Kits and the Company’s Identification Based Information System (“IBIS”). The Company may continue to experience downward competitive pricing pressures in the future.

International sales accounted for $733,000 or 6% of the Company’s product revenues for the three months ended September 30, 2003 compared to $752,000 or 5% of the Company’s product revenues for the same period in the prior fiscal year. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

The Company is currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

Services revenues were $8,614,000 for the three months ended September 30, 2003 down 21% when compared to services revenues of $10,910,000 for the same period in the prior fiscal year. The decrease for the three months ended September 30, 2003, is primarily the result of decreased revenues from the Naval Sea Systems Command contracts that were in effect for the three months ended September 30, 2002. The contracts’ period of performance ended June 30, 2003. The majority of the Company’s services revenues are generated directly from contracts with the U.S. Government, principally the DOD. For the three months ended September 30, 2003, revenues directly from the DOD and from other U. S. Government agencies accounted for 70% of the Company’s total services revenues compared to 85%, for the same period in the prior fiscal year.

In January 2003, the Company was notified that its service business was not awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command under contract PMS-325. The original contract was a cost plus fixed fee award that expired on June 30, 2003. The contract that was not awarded would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract. During the three months ended September 30, 2002 the Company recognized approximately $2,400,000 under this contract. Due to the low margins on this contract, its loss will not materially affect the Company’s cash flows.

The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three months ended September 30, 2003, the Company derived 89% of services revenues from FFP and T&M contracts. During the three months ended September 30, 2002, the Company derived 93% of services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 11% of its services revenues for the three months ended September 30, 2003 and approximately 7% of its services revenues for the same period in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

Gross margin on product revenues was 37% for the three months ended September 30, 2003 and 27% for the same period of the prior fiscal year. When the Company merged with Visionics on June 25, 2002 there was a consolidation of the two entity’s inventories and product lines. The consolidation rendered some inventory items obsolete. As a result, an inventory revaluation charge of $809,000 was recorded in the first quarter of fiscal year 2003 which had the effect of decreasing the Company’s product gross margin for this time period. An inventory revaluation of this nature was not necessary in the first quarter of fiscal year 2004 and as a result the product gross margins increased in the first quarter of fiscal year 2004 when compared to the same period in the prior fiscal year. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on services revenues was 13% for the three months ended September 30, 2003 as compared to 10% for the same period in the prior fiscal year. In fiscal year 2003, the Company was notified that its service business was not awarded a contract to provide professional support services and material acquisition support to the Naval Sea Systems Command under contract PMS-325. This particular contract had a high percentage of subcontractor and reseller costs associated with it that combined to create a lower margin on this contract and on the services gross margin as a whole in the first quarter of fiscal year

2003.     Therefore, when the contract PMS-325 was terminated, it had the effect of eliminating significant subcontractor and reseller expenses and consequently the services gross margins increased accordingly.

Research, Development and Engineering

Research, development and engineering expenses were $2,255,000 or 18% of product revenues for the three months ended September 30, 2003 compared to $3,088,000 or 22% of product revenues for the same period in the prior fiscal year. In the first quarter of fiscal year 2003, there were several ongoing development projects in the areas of software and hardware that required a significant amount of subcontractor work. Throughout fiscal year 2003, there was a concerted effort by the Company to decrease its reliance on its principle subcontractor. These factors combined with the completion of the development projects ongoing in the first quarter of fiscal year 2003 resulted in the $833,000 decrease of research development and engineering expenses identified above.

Marketing and Selling

Marketing and selling expenses were $2,677,000 or 13% of total revenues for the three months ended September 30, 2003, compared to $3,251,000 or 13% of total revenues for the same period in the prior fiscal year. The decrease in marketing and selling expenses expressed in dollars, was driven by a significant reduction in bad debt expense for the first quarter of fiscal year 2004. This reduction was due to the cash collections of several large accounts receivable which had been previously fully reserved. The specific receivables had been in dispute for more than one year and consistent with Company policy, were fully reserved.

General and Administrative

General and administrative expenses were $4,389,000 for the three months ended September 30, 2003, compared to $4,883,000 for the same period in the prior fiscal year. Deferred compensation expense decreased by $351,000 from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 as the number of unvested options continues to decline. In addition, the Company reduced its reliance of outside recruiters and temporary employees, lowering expenses in each category by $156,000 and $122,000 respectively. Finally, certain additional professional services were provided during the first quarter of fiscal year 2003 which facilitated the merger with Visionics and these expenses decreased by $112,000 since these services were no longer necessary. These decreases were partially offset by certain costs related to terminated employees which totaled approximately $200,000 for the three months ended September 30, 2003.

Amortization of Acquired Intangible Assets

The amortization expense is primarily related to acquired intangible assets such as developed technology, patents and capitalized software development cost. The amortization expense related to acquired intangible assets was $1,382,000 for the three months ended September 30, 2003 compared to $1,546,000 for the same period in the prior fiscal year. The decrease is primarily the result of certain intangibles being fully amortized by September 30, 2003.

Restructuring Write-offs and Other Merger Related Charges

In June 2002, the Company merged with Visionics and in connection with the merger recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. During the year ended June 30, 2003, the Company recorded additional restructuring and other merger related charges of $10,206,000, including a loss of $186,000 on the sublease portion of its Dublin facility. The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2003:

	Activity during the period June 25, 2002 to June 30, 2003
			Cash Payments
			through June 30,	Liability as of
	Total Charges	Non-Cash Charges	2003	June 30, 2003

Severance and benefits	$8,376,000	$900,000	$6,862,000	$614,000
Disposal of fixed assets	1,664,000	1,664,000	—	—
Lease exit costs	15,280,000	388,000	2,741,000	12,151,000
Internal merger costs & other	3,684,000	—	3,653,000	31,000

Total	$29,004,000	$2,952,000	$13,256,000	$12,796,000

Fiscal 2004

Merger costs decreased by $6,755,000 when comparing the first quarter of fiscal year 2003 to the first quarter of fiscal year 2004. The decrease is due to all merger costs being fully recognized during fiscal year 2003.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the three months ended September 30, 2003
	Restructuring Liability		Non-Cash		Restructuring Liability as
	as of June 30, 2003	Additions	Charges	Cash Payments	of September 30, 2003

Severance and benefits	$614,000	$—	$—	$112,000	$502,000
Disposal of fixed assets	—	—	—	—	—
Lease exit costs	12,151,000	—	—	946,000	11,205,000
Internal merger costs and other	31,000	—	—	—	31,000

Total	$12,796,000	$—	$—	$1,058,000	$11,738,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of September 30, 2003, $8,673,000 of the above restructuring liability is classified as long-term.

Fiscal 2003

During the three months ended September 30, 2002, the Company recorded merger related expenses totaling $3,171,000 that consisted of $1,826,000 in relocation costs and $1,345,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred.

During the three months ended September 30, 2002, the Company also recorded a loss of $3,766,000 on the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, and the sublease income of $2,276,000. During the three months ended September 30, 2002, the Company recorded income of $182,000 through the reversal of a reserve relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) group as the actual costs to dispose of the division were less than estimated.

Interest and Other Income, net

For the three months ended September 30, 2003, interest and other income, net was $316,000 compared to $376,000 for the same period in the prior fiscal year. The decrease is the result of lower cash balances and lower Sylvan Identix Fingerprinting Centers (“SIFC”) royalties at September 30, 2003 when compared to the three months ended September 30, 2002.

Interest Expense

Interest expense was $8,000 for the three months ended September 30, 2003, compared to $1,000 for the same period in the prior fiscal year. There have been no borrowings under the Company’s line of credit for the three months ended September 30, 2003. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $9,000 for the three months ended September 30, 2003 and a provision of $22,000 for the three months ended September 30, 2002. The tax provision recorded for both fiscal years is related to state liabilities.

Equity Interest in (Loss) Income of Joint Venture

The equity interest in income of the joint venture represents the Company’s 50% share of the results of SIFC. For the three months ended September 30, 2003, the Company’s equity interest in the joint venture loss was $105,000. For the same period in the prior fiscal year the Company’s equity interest was income of $58,000.

Liquidity and Capital Resources

The Company financed its operations during the three months ended September 30, 2003, primarily from cash provided by its investing and financing activities. As of September 30, 2003, the Company’s principal sources of liquidity consisted of $50,623,000 of working capital including $42,644,000 in cash and cash equivalents and short-term marketable securities. In addition, the Company has $506,000 in long-term securities that can be used to finance operations.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest which was 4.00% at September 30, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At September 30, 2003, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At September 30, 2003, the Company was in compliance with all covenants.

For the three months ended September 30, 2003, $575,000 and $479,000 of cash was generated from investing and financing activities respectively which were partially offset by the use of $1,115,000 for operating activities. The net result of the Company’s cash flow activities resulted in $61,000 of cash and cash equivalents being consumed. The Company used $12,014,000 of cash and cash equivalents during the three months ended September 30, 2002. For the three months ended September 30, 2002, operating activities used $12,104,000 of cash and investing activities used $454,000 of cash. These uses were partially offset by the Company’s financing activities that generated $544,000. Cash provided by financing activities for the periods presented was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

The Company did not have any material capital expenditure commitments as of September 30, 2003.

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

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Unoccupied	Total

2004	$3,720,000	$1,779,000	$5,499,000
2005	5,028,000	2,628,000	7,656,000
2006	4,395,000	2,599,000	6,994,000
2007	4,270,000	2,211,000	6,481,000
2008	2,854,000	1,127,000	3,981,000
Thereafter	6,617,000	—	6,617,000

Total	$26,884,000	$10,344,000	$37,228,000

Included in the above future minimum payments is $10,344,000 related to two leased facilities in Northern California that were vacated in connection with the Company’s merger with Visionics and were fully accrued for as of September 30, 2003. In addition, the Company is aggressively attempting to sublease the unoccupied facilities.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was effective for the Company for financial instruments entered into or modified after May 31, 2003 and otherwise was effective for all existing financial instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on either the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s second quarter of fiscal year 2004, FIN 46 will be applied to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

RISK FACTORS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth in the Company’s annual report on Form 10-K.

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

     Our product revenues and a portion of our service revenues are derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and services and the products and services of our competitors;

•	customers’ perception of the perceived benefit of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

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

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for facial and/or fingerprint biometric security applications that currently compete or will compete directly with our current facial and fingerprint security and identity related line of products and applications. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our security and identity related line of products and applications have significantly more financial and other resources than the Company. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will continue to enter the market and become significant long-term competitors.

     Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc., Cognitech and Imagis Technologies, Inc. The products designed, developed and sold under our line of products known as our “Imaging” products also face intense competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a Motorola company), and CrossMatch Technologies, Inc.

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

     In order to compete effectively in this environment, we must continually design, develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

We derive a majority of our services revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation without penalty and may produce volatility in earnings and revenue.

     Our performance in any one reporting period is not necessarily indicative of sale trends or future operating or earnings performance because of our reliance on a small number of large customers, the majority of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract at any time without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.

     In addition, public agency contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. There is a risk that we may not be awarded any of the competitive bidding processes, which have been and may continue to be protracted and expensive. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or cancel the contract award entirely. Although we have not previously experienced a substantial number of contract delays or cancellations due to protest initiated by losing bidders, there is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of such protests. For example, the Company was recently awarded a Blanket Purchase Order from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million, and such award was the subject of a formal protest by one of our competitors. As a result of the protest, DHS decided to undertake a new evaluation of previously submitted proposals. There can be no assurance such new evaluation process will not result in substantial delays in purchases under the DHA award or in the cancellation of all or part of the Blanket Purchase Award itself. In addition, local government agency contracts may be contingent upon availability of matching funds from federal or state entities. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

     For the three months ended September 30, 2003, we derived approximately 70% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price. For example, in January 2003, we were notified that our service business would not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract was a cost plus fixed fee award that expired on June 30, 2003. During the twelve months ended June 30, 2003, $7,300,000 was recognized under the contract. The contract that was not awarded to the Company would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract.

     For the three months ended September 30, 2003, we derived approximately 89% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. We were audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

     We are currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract related to our product business. While we believe that the results of such audit will have no material effect on our results of operations, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused, for example, by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products.

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

     The September 11, 2001 terrorist attacks may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism, the war with Iraq, and the post-reconstruction efforts in Iraq, may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

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

     We obtain certain hardware components and complete products, as well as software applications, from a single source or a limited group of suppliers. We do not have long-term agreements with any of our suppliers. We will experience significant delays in manufacturing and shipping of products to customers if we lose these sources or if supplies from these sources are delayed.

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

     For the three months ended September 30, 2003, we derived approximately 6% of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

     Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:

•	regional economic or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including “crime control” products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments.

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

     As of September 30, 2003, the State of Wisconsin Investment Board and Mazama Capital Management, L.L.C owned approximately 9% and 5% respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description

10.55	Employment agreement between Identix and Linda Howard, dated August 22, 2003

31.1	302 Certification by the Chief Executive Officer

31.2	302 Certification by the Chief Financial Officer

32	906 Certifications

(b)	A Form 8-K was filed on August 7, 2003, which contained the Company’s fiscal year-end press release.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on November 13, 2003.

IDENTIX INCORPORATED

BY:	/s/ Erik E. Prusch

Erik E. Prusch
Chief Financial Officer