Form 10-Q
period 2003-12-31
IDENTIX INC
filed 2004-02-12
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to_____________

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

86,294,125 shares of Common Stock
as of January 31, 2003

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$29,742,000	$34,712,000
Marketable securities - short-term	7,993,000	8,991,000
Accounts receivable, net	19,101,000	21,434,000
Inventories	10,387,000	9,920,000
Prepaid expenses and other assets	897,000	1,677,000

Total current assets	68,120,000	76,734,000
Marketable securities - long-term	1,504,000	505,000
Property and equipment, net	3,693,000	4,157,000
Goodwill	140,945,000	140,945,000
Acquired intangible assets, net	16,995,000	19,854,000
Other assets	2,584,000	3,075,000

Total assets	$233,841,000	$245,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,811,000	$8,025,000
Accrued compensation	3,903,000	3,593,000
Other accrued liabilities	4,132,000	4,522,000
Deferred revenue	8,745,000	7,197,000

Total current liabilities	22,591,000	23,337,000
Deferred revenue	90,000	419,000
Other liabilities	8,768,000	10,250,000

Total liabilities	31,449,000	34,006,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 234,558 shares issued and outstanding	3,702,000	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 86,264,683 and 85,944,951 shares issued and outstanding, respectively	863,000	859,000
Additional paid-in capital	537,086,000	536,173,000
Accumulated deficit	(338,866,000)	(328,651,000)
Deferred stock-based compensation	(246,000)	(663,000)
Accumulated other comprehensive loss	(147,000)	(156,000)

Total stockholders’ equity	202,392,000	211,264,000

Total liabilities and stockholders’ equity	$233,841,000	$245,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Revenues:
Product revenues	$12,460,000	$12,512,000	$25,178,000	$26,664,000
Services revenues	7,508,000	10,004,000	16,122,000	20,914,000

Total revenues	19,968,000	22,516,000	41,300,000	47,578,000

Cost and expenses:
Cost of product revenues	8,008,000	8,781,000	16,016,000	19,086,000
Cost of services revenues	6,900,000	8,787,000	14,371,000	18,631,000
Research, development and engineering	2,768,000	2,690,000	5,023,000	5,778,000
Marketing and selling	2,769,000	3,401,000	5,446,000	6,652,000
General and administrative	3,923,000	4,056,000	8,312,000	8,939,000
Amortization of acquired intangible assets	1,375,000	1,373,000	2,757,000	2,919,000
Restructuring, write-offs and other merger related charges	—	1,550,000	—	8,305,000

Total costs and expenses	25,743,000	30,638,000	51,925,000	70,310,000

Loss from operations	(5,775,000)	(8,122,000)	(10,625,000)	(22,732,000)
Interest and other income, net	367,000	673,000	683,000	1,047,000
Interest expense	—	(5,000)	(8,000)	(4,000)

Loss before income taxes and equity interest in loss of joint venture	(5,408,000)	(7,454,000)	(9,950,000)	(21,689,000)
(Provision) Benefit for income taxes	(9,000)	8,000	(18,000)	(14,000)

Loss before equity interest in loss of joint venture	(5,417,000)	(7,446,000)	(9,968,000)	(21,703,000)
Equity interest in loss of joint venture	(142,000)	(106,000)	(247,000)	(48,000)

Net loss	$(5,559,000)	$(7,552,000)	$(10,215,000)	$(21,751,000)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.26)

Weighted average common shares used in basic and diluted loss per share computation	86,143,000	85,124,000	86,079,000	84,962,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,215,000)	$(21,751,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,891,000	4,167,000
Equity interest in loss of joint venture	247,000	48,000
Realized gain on sales of marketable securities	(39,000)	(236,000)
Stock-based compensation expense	413,000	932,000
Amortization of premiums on marketable securities	—	88,000
Bad debt (recoveries) expense	(696,000)	589,000
Loss on disposal of equipment	38,000	—
Non-cash restructuring write-offs and other charges	—	441,000
Changes in assets and liabilities:
Accounts receivable	3,037,000	(3,013,000)
Inventories	(467,000)	2,358,000
Prepaid expenses and other assets	1,024,000	273,000
Accounts payable	(2,214,000)	(2,270,000)
Accrued compensation	310,000	(2,200,000)
Other accrued liabilities	(1,872,000)	2,383,000
Deferred revenue	1,219,000	(221,000)

Net cash used in operating activities	(5,324,000)	(18,412,000)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	9,000,000	15,599,000
Purchases of marketable securities	(8,961,000)	(9,492,000)
Additions of intangibles and other assets	—	(500,000)
Capital expenditures	(606,000)	(820,000)

Net cash (used in) provided by investing activities	(567,000)	4,787,000

Cash flows from financing activities:
Proceeds from sales of common stock	921,000	1,346,000

Net cash provided by financing activities	921,000	1,346,000

Net decrease in cash and cash equivalents	(4,970,000)	(12,279,000)
Cash and cash equivalents at period beginning	34,712,000	53,346,000

Cash and cash equivalents at period end	$29,742,000	$41,067,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2004.

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

The Company recognizes revenues in accordance with the provisions of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which superceded SAB No. 101, and of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

The Company’s product revenue is derived from the sale of equipment and software, as well as maintenance contracts related to the Company’s product lines. Certain of the Company’s equipment sales such as its Live Scan Systems generally require installation and training subsequent to shipment and transfer of title. Product revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as printers and other peripheral devices as well as certain security products including DFR-2080, DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred or, in the case of Live Scan Systems that generally require installation, upon the final installation, training and acceptance from the end user. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations for these periods. The Company is currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

The Company also sells several stand-alone software products including BioLogon®, BioEngine® and Faceit® software developer kits. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is determined to be probable. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

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

Services revenues from contracts directly with the U.S. Government, principally with the Department of Defense (“DOD”), and from subcontracts with other U.S. Government contractors, were approximately 71% of total services revenue for both the three and six months ending December 31, 2003 compared to 80% and 82% for the same periods in the prior fiscal year. Contract costs for services revenues to the U.S. Government, including indirect expenses, are subject to audit and subsequent adjustment by negotiation between the Company and U.S. Government representatives. Revenues are recorded in amounts expected to be realized upon final settlement.

3.	Stock Based Compensation

The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company continues to measure employee compensation cost for its stock option plans using the intrinsic value method of accounting.

Had compensation cost for the Company’s employee stock options been recognized upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Net loss as reported	$(5,559,000)	$(7,552,000)	$(10,215,000)	$(21,751,000)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	179,000	409,000	413,000	932,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,475,000)	(2,064,000)	(3,306,000)	(4,128,000)

Proforma net loss	$(6,855,000)	$(9,207,000)	$(13,108,000)	$(24,947,000)

Net loss per share:
As reported	$(0.06)	$(0.09)	$(0.12)	$(0.26)
Proforma	$(0.08)	$(0.11)	$(0.15)	$(0.29)
Shares	86,143,000	85,124,000	86,079,000	84,962,000

4.	Cash and Credit Facilities

The Company financed its operations during the six months ended December 31, 2003 primarily from cash provided by its working capital. As of December 31, 2003, the Company’s principal sources of liquidity consisted of $45,529,000 of working capital including $37,735,000 in cash and cash equivalents and short-term marketable securities. In addition, the Company if needed, has $1,504,000 in long-term marketable securities that can be used to finance operations.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 4.00% at December 31, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At December 31, 2003, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At December 31, 2003, the Company was in compliance with all covenants.

5.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	December 31,	June 30,
	2003	2003

Purchased parts and materials	$4,260,000	$3,351,000
Work-in-process	4,779,000	4,893,000
Finished goods, including spares	1,348,000	1,676,000

	$10,387,000	$9,920,000

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

Fiscal 2004

The following table represents a summary of restructuring, write-offs and other merger related charges which relate to the merger of Identix and Visionics that was consummated on June 25, 2002:

	For the six months ended December 31, 2003

	Restructuring Liability		Non-Cash		Restructuring Liability as
	as of June 30, 2003	Additions	Charges	Cash Payments	of December 31, 2003

Severance and benefits	$614,000	$—	$—	$241,000	$373,000
Disposal of fixed assets	—	—	—	—	—
Lease exit costs	12,151,000	—	—	1,657,000	10,494,000
Internal merger costs and other	31,000	—	—	—	31,000

Total	$12,796,000	$—	$—	$1,898,000	$10,898,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of December 31, 2003, $7,973,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $373,000 accrued for severance and benefits, $260,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through 2011.

Fiscal 2003

During the three and six months ended December 31, 2002, the Company recorded merger related expenses totaling $1,550,000 and $8,305,000 respectively. For the three months ended December 31, 2002 these costs consisted of $397,000 in relocation costs for Identix employees and facilities, $194,000 associated with the disposal of fixed assets, $299,000 related to lease exit costs and $660,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the six months ended December 31, 2002, these costs consisted of $2,041,000 in relocation costs, $194,000 associated with the disposal of fixed assets, $4,065,000 related to lease exit costs and $2,005,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred.

Of the lease exit costs of $4,065,000 recorded during the six months ended December 31, 2002, $3,766,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $2,276,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the six months ended December 31, 2002, the Company reversed an earlier reserve of $182,000 relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the operations were less than estimated. In addition, the Company recorded a loss of $299,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

7.	Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 8,711,000 and 9,690,000 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at December 31, 2003 and 2002. Such shares of preferred stock are convertible into 236,000 shares of the Company’s common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

8.	Comprehensive Loss

Comprehensive loss for the three and six months ended December 31, 2003, was $5,555,000 and $10,206,000 compared to a loss of $7,821,000 and $21,763,000 for the same periods in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

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

	Three Months Ended December 31,		Six Months Ended December 31,

	2003	2002	2003	2002

Total revenues:
Product	$12,460,000	$12,512,000	$25,178,000	$26,664,000
Services	7,508,000	10,004,000	16,122,000	20,914,000

	$19,968,000	$22,516,000	$41,300,000	$47,578,000

Loss from operations:
Products	$(5,461,000)	$(7,991,000)	$(10,485,000)	$(18,668,000)
Services	(314,000)	(131,000)	(140,000)	(4,064,000)

	$(5,775,000)	$(8,122,000)	$(10,625,000)	$(22,732,000)

	December 31,	June 30,

	2003	2003

Identifiable assets:
Product	$226,386,000	$235,719,000
Services	7,455,000	9,551,000

	$233,841,000	$245,270,000

10.	Foreign Operations Data

     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

	2003	2002	2003	2002

Total revenues:
North America	$18,613,000	$21,432,000	$39,212,000	$45,549,000
International	1,355,000	1,084,000	2,088,000	2,029,000

	$19,968,000	$22,516,000	$41,300,000	$47,578,000

	December 31,	June 30,

	2003	2003

Identifiable assets:
North America	$232,827,000	$244,115,000
International	1,014,000	1,155,000

	$233,841,000	$245,270,000

11.	Indemnification Arrangements and Product Warranties

As part of the Visionics acquisition in June 2002, the Company undertook, and assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is unlimited; however, the Company purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable Identix to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believes the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers. As of October 30, 2003, the Company also entered into indemnification agreements with its then current directors and executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company purchased certain directors’ and officers’ insurance policies, effective August 19, 2003 and September 21, 2003, respectively, to cover its directors and officers, and such policies may enable Identix to recover a portion of any covered claims under the agreements. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of the indemnification obligations to its directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of December 31, 2003, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first six months of fiscal 2004:

Balance at July 1, 2003	$374,000
Warranty Expense	517,000
Closed Warranty Claims	(377,000)

Balance at December 31, 2003	$514,000

12.	Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s third quarter of fiscal year 2004, FIN 46, as amended, will be applied to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

13.	Subsequent Events

Mr. Milton E. Cooper, a member of the Company’s Board of Directors since 2001, was appointed Chairman of the Board effective February 1, 2004. Concurrent with such appointment, Mr. Robert McCashin, the former Chairman of the Board of Directors, retired and resigned from the Board of Directors as a result of his resignation Mr. McCashin’s agreement entitled him to receive payment of approximately $890,000 of which approximately $400,000 was previously accrued. As a result the Company will record a charge to the statement of operations for approximately $490,000 during the three months ended March 31, 2004.

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

For the quarter ended December 31, 2003, while Identix continued to win major awards in the biometrics industry, revenue was less than expected by management. The shortfall was due to a combination of factors including a stop work order by the Department of Homeland Security on the initial purchase order under the previously awarded Blanket Purchase Agreement in response to a protest by a competitor, customer infrastructure development requirements on the major awards received by Identix during the quarter ended December 31, 2003. and additional softness in its Service business where year-end holiday hours limit the opportunities for billable hours. Identix remained focused internally on executing well on cost controls and does not anticipate that fluctuations in revenue from expectations will affect operating costs or Identix’ ability to win industry awards or meet the market’s demand for new and improved finger and facial recognition technology. The focus on cost controls was demonstrated during the quarter by the decrease in cash, cash equivalents and marketable securities of $3,911,000 and a decrease in working capital of $5,094,000 compared to a net loss of $5,559,000 for the quarter ended December 31, 2003. At December 31, 2003, the Company maintained cash, cash equivalents and marketable securities of $39,200,000 and working capital of $45,529,000. Currently, the Company’s anticipated cash requirements relate primarily to funding operations and paying remaining obligations related to restructuring and other merger related charges recorded in fiscal years 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At December 31, 2003, the Company’s critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings. The Company’s annual impairment analysis was performed during the fourth quarter of fiscal year 2003 and resulted in an impairment charge to goodwill of $154,799,000.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margins

Revenues for the three and six months ended December 31, 2003 were $19,968,000 and $41,300,000 compared to $22,516,000 and $47,578,000 for the same periods in the prior fiscal year. The Company had one customer, the Department of Defense (DOD) that accounted for 20% of the total revenue for the three and six months ended December 31, 2003, compared to 30% for the same periods in the prior fiscal year.

Product revenues were $12,460,000 and $25,178,000 for the three months and six months ended December 31, 2003, compared to $12,512,000 and $26,664,000 for the same periods in the prior fiscal year. The 6% decrease in product revenue when comparing the first six months of fiscal year 2003 to the same period for fiscal year 2004, is primarily due to the Visionics merger in June 2002; as a result of the merger, there was, a build up of orders that were recognized as revenue in the first quarter of fiscal year 2003 which did not occur during the same time period in fiscal year 2004. In addition, a decrease in sales volume from the Company’s Live Scan products and competitive pricing pressures also contributed to this decrease. This decrease was partially offset by increased maintenance revenue in the first and second quarters of fiscal year 2004 as well as increased sales of the Company’s Software Development Kits and the Company’s Identification Based Information System (“IBIS”) in the first quarter of fiscal year 2004. The Company may continue to experience downward competitive pricing pressures in the future. The Company is currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

International sales accounted for $1,355,000 and $2,088,000 or 11% and 8% of the Company’s product revenues for the three months and six months ended December 31, 2003, respectively, compared to $1,084,000 and $2,029,000 or 9% and 8% of the Company’s product revenues for the same periods in the prior fiscal year. Identix is actively pursuing business in the international biometric market. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Services revenues of $7,508,000 and $16,122,000 for the three and six months ended December 31, 2003, were down 25% and 23%, respectively, when compared to services revenues of $10,004,000 and $20,914,000 for the same periods in the prior fiscal year. The decrease in service revenues for the three and six months ended December 31, 2003, is primarily the result of the lack of revenues from the Naval Sea Systems Command contracts that were in effect for the same periods last fiscal year. The contracts’ period of performance ended June 30, 2003. The majority of the Company’s services revenues are generated directly from contracts with the U.S. Government, principally the DOD. For the three and six months ended December 31, 2003, revenues directly from the DOD and from other U. S. Government agencies accounted for 71% of the Company’s total services revenues compared to 80% and 82% for the same periods in the prior fiscal year.

In January 2003, the Company was notified that its service business would not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command under contract PMS-325. The original contract was a cost plus fixed fee award that expired on June 30, 2003. The contract that was not awarded would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract. During the three and six months ended December 31, 2002 the Company recognized revenues of approximately $3,100,000 and $5,500,000 respectively, under this contract. Due to the low margins on this contract, its loss did not materially affect the Company’s cash flows.

The Company’s services business generates a significant amount of its revenues from firm fixed-price (“FFP”) contracts and from time-and-materials (“T&M”) contracts. During the three and six months ended December 31, 2003, the Company derived 83% and 86% of services revenues from FFP and T&M contracts. During the three and six months ended December 31, 2002, the Company derived 90% and 91% of services revenues from FFP and T&M contracts. FFP contracts provide for a fixed price for stipulated services or products, regardless of the costs incurred, which may result in losses from cost overruns. T&M contracts typically provide for payment of negotiated hourly rates for labor incurred plus reimbursement of other allowable direct and indirect costs. The Company assumes greater performance risk on T&M and FFP contracts and the failure to accurately estimate ultimate costs or to control costs during performance of the work can result in reduced profit margins or losses. There can be no assurance that the Company’s services business will not incur cost overruns for any FFP and T&M contracts it is awarded. The Company’s services business also generates revenues from cost plus fixed fee (“CPFF”) contracts, which accounted for approximately 17% and 14% of its services revenues for the three and six months ended December 31, 2003 and approximately 10% and 9% of its services revenues for the same periods in the prior fiscal year. CPFF contracts provide for the reimbursement of allowable costs, including indirect costs plus a fee or profit. Revenues generated from contracts with government agencies are subject to audit and subsequent adjustment by negotiation between the Company and representatives of such government agencies. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations for these periods.

Gross margin on product revenues was 36% for the three and six months ended December 31, 2003 and 30% and 28% for the same periods of the prior fiscal year. The increase of the product gross margins for the three months ended December 31, 2003, is primarily the result of fewer sales which required lower margin professional services, as well as a lower reserve related to excess and obsolete inventory items. The increase in gross margins for the six months ended is a combination of the factors previously explained and due to unusually low gross margins for the first part of fiscal year 2003 because of inventory purchase accounting adjustments made in connection with the Visionics merger that did not occur in fiscal year 2004. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Gross margin on services revenues was 8% and 11% for the three and six months ended December 31, 2003 as compared to 12% and 11% for the same periods in the prior fiscal year. The decrease in gross margins in the second quarter of fiscal year 2004 from the second quarter of fiscal year 2003 is primarily the result of certain fixed costs of on-site overhead expenses and indirect costs remaining the same as fiscal year 2003 yet the Company generated less revenue to absorb these costs in fiscal year 2004.

Research, Development and Engineering

Research, development and engineering expenses were $2,768,000 and $5,023,000 or 22% and 20% of product revenues for the three and six months ended December 31, 2003 compared to $2,690,000 and $5,778,000 or 21% and 22% of product revenues for the same periods in the prior fiscal year. The decrease of $755,000 in research and development expense in fiscal year 2004 from fiscal year 2003, is the result of several development projects ongoing in the first quarter of fiscal year 2003 that were completed before the start of fiscal year 2004. In addition, there has been a concerted effort by the Company to decrease its reliance on its principle subcontractor, which has resulted in an additional reduction of research and development expense year over year.

Marketing and Selling

Marketing and selling expenses were $2,769,000 and $5,446,000 or 14% and 13% of total revenues for the three and months ended December 31, 2003, compared to $3,401,000 and $6,652,000 or 15% and 14% of total revenues for the same periods in the prior fiscal year. The decrease in marketing and selling expenses expressed in dollars was driven primarily by a significant reduction in bad debt expense for the first quarter and second quarters of fiscal year 2004. The reduction of bad debt expense in the first and second quarters of fiscal year 2004 was due to the cash collections of several large accounts receivable which had been previously fully reserved. The specific receivables in both quarters had been in dispute for more than one year and consistent with Company policy, were fully reserved.

General and Administrative

General and administrative expenses were $3,923,000 and $8,312,000 for the three and six months ended December 31, 2003, compared to $4,056,000 and $8,939,000 for the same periods in the prior fiscal year. The decreases in general and administrative expense for the two fiscal 2004 periods were due to a number of different factors. Deferred compensation expense decreased by $230,000 from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 and $519,000 on a year to date basis from fiscal 2003 to fiscal 2004 as the number of unvested options continues to decline. In addition, for the six months ended December 31, 2003, the Company reduced its reliance on outside recruiters and temporary employees, lowering expenses in each category by $168,000 and $57,000 respectively. Finally, during the six months ended December 31, 2003, the Company experienced lower costs associated with its board and annual meetings totaling $246,000. These decreases were partially offset by certain professional services and increased insurance costs totaling $575,000 for the six months ended December 31, 2003.

Amortization of Acquired Intangible Assets

The amortization expense is primarily related to acquired intangible assets such as developed technology, and patents. The amortization expense related to acquired intangible assets was $1,375,000 and $2,757,000 for the three and six months ended December 31, 2003 compared to $1,373,000 and $2,919,000 for the same periods in the prior fiscal year. The decrease is primarily the result of certain intangibles being fully amortized by September 30, 2002.

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

Fiscal 2004

Merger costs decreased by $1,550,000 and $8,305,000 when comparing the three and six months ended December 31, 2003 to the same periods in the prior fiscal year. The decrease is due entirely to merger costs being fully recognized during fiscal year 2003.

The following table represents a summary of restructuring, write-offs and other merger related charges:

	For the six months ended December 31, 2003

	Restructuring Liability				Restructuring Liability as
	as of June 30, 2003	Additions	Non-Cash Charges	Cash Payments	of December 31, 2003

Severance and benefits	$614,000	$—	$—	$241,000	$373,000
Disposal of fixed assets	—	—	—	—	—
Lease exit costs	12,151,000	—	—	1,657,000	10,494,000
Internal merger costs and other	31,000	—	—	—	31,000

Total	$12,796,000	$—	$—	$1,898,000	$10,898,000

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of December 31, 2003, $7,973,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $373,000 accrued for severance and benefits, $260,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through 2011.

Fiscal 2003

During the three and six months ended December 31, 2002, the Company recorded merger related expenses totaling $1,550,000 and $8,305,000 respectively. For the three months ended December 31, 2002 these costs consisted of $397,000 in relocation costs for Identix employees and facilities, $194,000 associated with the disposal of fixed assets, $299,000 related to lease exit costs and $660,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the six months ended December 31, 2002, these costs consisted of $2,041,000 in relocation costs, $194,000 associated with the disposal of fixed assets, $4,065,000 related to lease exit costs and $2,005,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred.

Of the lease exit costs of $4,065,000 recorded during the six months ended December 31, 2002, $3,766,000 of the loss was due to the sublease of a portion of its Fairfax, Virginia facility. The loss represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $2,276,000. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. During the six months ended December 31, 2002, the Company reversed an earlier reserve of $182,000 relating to the shut down of the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) as the actual costs to dispose of the operations were less than estimated. In addition, the Company recorded a loss of $299,000 related to lease exit costs at the Company’s Dublin, California facility. The loss is associated with revised estimated lease exit costs.

Interest and Other Income, net

For the three and six months ended December 31, 2003, interest and other income, net were $367,000 and $683,000 respectively, compared to $673,000 and $1,047,000 for the same periods in the prior fiscal year. The decrease is primarily the result of lower cash balances in fiscal year 2004 and realized gains on investments of $236,000 that occurred in the first six months of fiscal year 2003 that did not occur in fiscal year 2004.

Interest Expense

Interest expense was $8,000 for the six months ended December 31, 2003, compared to $4,000 for the same period in the prior fiscal year. There have been no borrowings under the Company’s line of credit during the six months ended December 31, 2003. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $9,000 and $18,000 for the three and six months ended December 31, 2003 and a benefit of $8,000 and provision of $14,000 for the same periods in prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.

Equity Interest in Loss of Joint Venture

The equity interest in loss of the joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprint Center. For the three and six months ended December 31, 2003, the Company’s equity interest in the joint venture loss was $142,000 and $247,000. For the same periods in the prior fiscal year the Company’s equity interest in the joint venture loss was $106,000 and $48,000.

Liquidity and Capital Resources

The Company financed its operations during the six months ended December 31, 2003, primarily from cash provided by its working capital. As of December 31, 2003, the Company’s principal sources of liquidity consisted of $45,529,000 of working capital including $37,735,000 in cash and cash equivalents and short-term marketable securities. In addition, the Company has $1,504,000 in long-term securities that can be used to finance operations.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest which was 4.00% at December 31, 2003. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At December 31, 2003, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At December 31, 2003, the Company was in compliance with all covenants.

For the six months ended December 31, 2003, $5,324,000 and $567,000 of cash was used in operating and investing activities respectively, which was partially offset by $921,000 of cash generated from financing activities. The net result of the Company’s cash flow activities resulted in $4,970,000 of cash and cash equivalents being consumed. The Company used $12,279,000 of cash and cash equivalents during the six months ended December 31, 2002. For the six months ended December 31, 2002, operating activities used $18,412,000 that was partially offset by the Company’s investing and financing activities that generated cash flows of $4,787,000 and $1,346,000 respectively. Cash provided by financing activities for the periods presented was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

The Company did not have any material capital expenditure commitments as of December 31, 2003. Currently, the Company’s anticipated cash requirements relate primarily to funding operations and paying remaining obligations related to restructuring and other merger related charges recorded in fiscal years 2003 and 2002. As discussed in note 13 to Notes to Condensed Consolidated Financial Statements, Mr. Robert McCashin, the former Chairman of the Board of Directors, retired from the Board of Directors effective February 1, 2004 as a result of his resignation Mr. McCashin’s agreement entitled him to receive a payment of approximately $890,000 of which $400,000 was previously accrued. As a result the Company will record a charge to the statement of operations for approximately $490,000 during the three months ended March 31, 2004.

The Company currently occupies its Minnesota headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. IPS leases office space for its service business under operating leases expiring at various dates through 2011. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Unoccupied or Sublet	Total

2004	$2,004,000	$1,286,000	$3,290,000
2005	4,122,000	2,780,000	6,902,000
2006	3,462,000	2,959,000	6,421,000
2007	3,309,000	2,604,000	5,913,000
2008	1,864,000	1,569,000	3,433,000
Thereafter	3,375,000	3,140,000	6,515,000

Total	$18,136,000	$14,338,000	$32,474,000

Included in the above future minimum payments is $9,787,000 related to two leased facilities in Northern California that were vacated in connection with the Company’s merger with Visionics. The Company has accrued for the estimated losses on these leases at December 31, 2002 and 2003. The Company is attempting to sublease the unoccupied facilities.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses the requirements for business enterprises to consolidate related entities, for which they do not have controlling interests through voting or other rights, if they are determined to be the primary beneficiary as a result of variable economic interests. FIN 46 provides guidance for determining the primary beneficiary for entities with multiple economic interests. FIN 46 is effective at the time of investment for interests obtained in a variable economic entity after January 31, 2003. Beginning in the Company’s third quarter of fiscal year 2004, FIN 46, as amended, will be applied to interests in variable interest entities (VIE’s) acquired prior to February 1, 2003. Management believes the adoption of FIN 46 will not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

     A significant number of established and startup companies have developed or are developing and marketing software and hardware for facial and/or fingerprint biometric products and applications that currently compete or will compete directly with our current facial and fingerprint offerings. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or facial structure solutions. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our security and identity related line of products and applications have significantly more financial and other resources than the Company. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will continue to enter the market and become significant long-term competitors.

     Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc., Cognitech and Imagis Technologies, Inc. The products designed, developed and sold under our line of products known as our “Live Scan” products also face intense competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a Motorola company), and CrossMatch Technologies, Inc.

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

     Our performance in any one reporting period is not necessarily indicative of sale trends or future operating or earnings performance because of our reliance on a small number of large customers, the majority of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract for convenience at any time without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.

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

     For the three and six months ended December 31, 2003, we derived approximately 71% of our services revenue directly from contracts relating to the Department of Defense and other U.S. Government agencies. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price. For example, in January 2003, we were notified that our service business would not be awarded a contract to continue providing professional support services and material acquisition support to the Naval Sea Systems Command. The original contract was a cost plus fixed fee award that expired on June 30, 2003. During the twelve months ended June 30, 2003, $7,300,000 was recognized under the contract. The contract that was not awarded to the Company would have generated an estimated $3,250,000 per quarter of additional revenue over the life of the contract.

     For the three and six months ended December 31, 2003, we derived approximately 83% and 86% of our services revenue from time-and-materials (“T&M”) contracts and firm-fixed-price (“FFP”) contracts. We assume certain performance risk on these contracts. If we fail to estimate accurately ultimate costs or to control costs during performance of the work, our profit margins may be reduced and we may suffer losses. In addition, revenues generated from government contracts are subject to audit and subsequent adjustment by negotiation with representatives of the government agencies. We were audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

     Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused, for example, by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products.

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

The market price of our common stock could decline.

     The market price of our common stock could decline if:

•	our merger with Visionics ultimately proves to be unsuccessful;

•	the combined company is unable to successfully market its products and services to both companies’ customers;

•	the combined company does not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as do we; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

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

     For the three and six months ended December 31 2003, we derived approximately 11% and 8% of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

Three stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

     As of December 31, 2003, the State of Wisconsin Investment Board, Kern Capital Management LLC, and Mazama Capital Management, Inc. owned approximately 9%, 5%, and 5% respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, marketable securities and line of credit. The Company does not use derivative financial instruments. The Company’s cash equivalents are invested in money market accounts with major financial institutions. Due to the short duration and conservative nature of the Company’s cash equivalents, their carrying value approximates fair market value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to the Company’s results of operations, cash flows or financial condition.

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

     Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on October 30, 2003.

(b)	All Board of Directors nominees referenced in Item 4 (c) below were elected at the Annual Meeting of Shareholders on October 30, 2003.

(c)	The matters voted upon and the results of the voting were as follows:

(1)	The following eight persons were elected to the Board of Directors:

Name	Votes For	Votes Withheld

Robert McCashin	81,526,299	1,401,517
Joseph J. Atick	81,723,513	1,204,303
Milton E. Cooper	81,318,987	1,608,829
Malcolm J. Gudis	81,279,803	1,648,013
John E. Haugo	81,265,535	1,662,281
George Latimer	81,240,615	1,687,201
John E. Lawler	81,208,053	1,639,763
Patrick H. Morton	80,208,042	2,719,774

(2)	The appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending June 30, 2004 was ratified. The number of shares voted in favor of the appointment was 81,583,256 the number of shares voted against were 1057,425, and the number of shares that abstained was 287,135.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description

10.56	Indemnification Agreement
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

(b)	A Form 8-K was filed on October 30, 2003, which contained the Company’s press release announcing its the financial results for the quarter ending September 30, 2003.

(c)	A Form 8-K was filed on December 23, 2003, which disclosed material non-public information regarding the Company’s anticipated results of operations for the quarter ending December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 12, 2004.

IDENTIX INCORPORATED

BY: /s/ James H. Moar

James H. Moar
Chief Financial Officer