Form 10-Q
period 2004-03-31
IDENTIX INC
filed 2004-05-17
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004 or

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

88,208,078 shares of Common Stock
as of April 30, 2004

IDENTIX INCORPORATED

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$35,926,000	$34,712,000
Marketable securities - short-term	9,457,000	8,991,000
Accounts receivable, net	11,489,000	21,434,000
Inventories	8,208,000	9,920,000
Prepaid expenses and other assets	935,000	1,677,000

Total current assets	66,015,000	76,734,000
Marketable securities - long-term	—	505,000
Property and equipment, net	2,687,000	4,157,000
Goodwill	141,256,000	140,945,000
Acquired intangible assets, net	19,863,000	19,854,000
Other assets	1,904,000	3,075,000

Total assets	$231,725,000	$245,270,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721,000	$8,025,000
Accrued compensation	3,995,000	3,593,000
Other accrued liabilities	4,337,000	4,522,000
Deferred revenue	8,339,000	7,197,000

Total current liabilities	21,392,000	23,337,000
Deferred revenue	45,000	419,000
Other liabilities	6,620,000	10,250,000

Total liabilities	28,057,000	34,006,000

Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 0 and 234,558 shares issued and outstanding, respectively	—	3,702,000
Common stock, $0.01 par value; 200,000,000 shares authorized 87,473,130 and 85,944,951 shares issued and outstanding, respectively	875,000	859,000
Additional paid-in capital	545,437,000	536,173,000
Accumulated deficit	(342,399,000)	(328,651,000)
Deferred stock-based compensation	(100,000)	(663,000)
Accumulated other comprehensive loss	(145,000)	(156,000)

Total stockholders’ equity	203,668,000	211,264,000

Total liabilities and stockholders’ equity	$231,725,000	$245,270,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues	$14,491,000	$12,239,000	$39,014,000	$39,005,000
Cost and expenses:
Cost of revenues	11,514,000	7,354,000	26,912,000	26,272,000
Research, development and engineering	2,184,000	2,613,000	7,207,000	8,407,000
Marketing and selling	2,746,000	3,032,000	8,238,000	9,570,000
General and administrative	3,166,000	3,761,000	9,880,000	10,542,000
Amortization of acquired intangible assets	1,419,000	1,346,000	4,176,000	4,006,000
Special Charges	2,115,000	977,000	2,115,000	5,698,000

Total costs and expenses	23,144,000	19,083,000	58,528,000	64,495,000

Loss from operations	(8,653,000)	(6,844,000)	(19,514,000)	(25,490,000)
Interest and other income, net	304,000	378,000	978,000	1,404,000
Interest expense	(4,000)	(7,000)	(7,000)	(10,000)
Equity interest in loss of joint venture	(55,000)	(148,000)	(302,000)	(196,000)

Loss from continuing operations before income taxes	(8,408,000)	(6,621,000)	(18,845,000)	(24,292,000)
Provision for income taxes	(9,000)	(146,000)	(28,000)	(159,000)

Loss from continuing operations	(8,417,000)	(6,767,000)	(18,873,000)	(24,451,000)

Discontinued operations:
Income (loss) from discontinued operations	(1,050,000)	257,000	(809,000)	(3,810,000)
Gain on sale of IPS	5,934,000	—	5,934,000	—

Income (loss) from discontinued operations	4,884,000	257,000	5,125,000	(3,810,000)

Net loss	$(3,533,000)	$(6,510,000)	$(13,748,000)	$(28,261,000)

Basic and diluted net loss per share from continuing operations	$(0.10)	$(0.08)	$(0.22)	$(0.29)
Basic and diluted net income (loss) per share from discontinued operations	$0.06	$0.00	$0.06	$(0.04)

Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.16)	$(0.33)

Weighted average common shares used in basic and diluted loss per share computation	86,645,000	85,393,000	86,267,000	85,103,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,748,000)	$(28,261,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(5,934,000)	—
Depreciation and amortization	6,065,000	6,244,000
Equity interest in loss of joint venture	302,000	196,000
Realized gain on sales of marketable securities	(24,000)	(208,000)
Stock-based compensation expense	558,000	1,391,000
Amortization of premiums on marketable securities	—	92,000
Bad debt (recoveries) expense	(625,000)	921,000
Inventory obsolescence provision	3,315,000	2,158,000
Non-cash special charges	1,610,000	789,000
Changes in assets and liabilities excluding impact of sale of IPS and acquisitions:
Accounts receivable	4,754,000	(607,000)
Inventories	(2,155,000)	(1,123,000)
Prepaid expenses and other assets	1,038,000	117,000
Accounts payable	(2,834,000)	(3,302,000)
Accrued compensation	669,000	(1,361,000)
Other accrued liabilities	(2,854,000)	1,797,000
Deferred revenue	1,394,000	(488,000)

Net cash used in operating activities	(8,469,000)	(21,645,000)

Cash flows from investing activities:
Proceeds from sale of IPS, net of transaction costs	7,808,000	—
Cash paid in acquisition, net of cash acquired	1,264,000	—
Net proceeds from the sales of marketable securities	15,007,000	22,127,000
Purchases of marketable securities	(14,943,000)	(21,168,000)
Additions of intangibles and other assets	—	(931,000)
Capital expenditures	(863,000)	(500,000)

Net cash provided by (used in) investing activities	8,273,000	(472,000)

Cash flows from financing activities:
Proceeds from sales of common stock	1,410,000	1,705,000

Net cash provided by financing activities	1,410,000	1,705,000

Net increase (decrease) in cash and cash equivalents	1,214,000	(20,412,000)
Cash and cash equivalents at period beginning	34,712,000	53,346,000

Cash and cash equivalents at period end	$35,926,000	$32,934,000

Non Cash Activities:
Stock issued for acquisition of technology	$3,423,000	$—

Conversion of preferred stock to common stock	$3,702,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2004.

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

On February 13, 2004, the Company closed on its sale of its wholly owned subsidiary Identix Public Sector (IPS). The results of operations for this subsidiary are included in the discontinued operations section of the statements of operations for all periods presented. The balance sheet as of March 31, 2004, excludes all assets and liabilities, which were sold as part of this transaction. Unless otherwise noted, disclosures of revenues and expenses in the Notes to Condensed Consolidated Financial Statements refer to continuing operations only.

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

The Company’s biometric system revenue is derived from the sale of equipment and software, as well as maintenance contracts related to the Company’s product lines. Certain of the Company’s equipment sales such as its Live Scan Systems generally require installation and training subsequent to shipment and transfer of title. Revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to sales that require no installation such as printers and other peripheral devices as well as certain security products including DFR-2080, DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred. The Company was audited by the Defense Contract Audit Agency for the period from July 1, 1997 to June 30, 2000 and the results of the audit did not have a material effect on the Company’s financial position or results of operations for these periods. The Company is currently undergoing a General Services Administration pre-award audit for the renewal of a GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, any material adverse findings or adjustments arising out of such audit may have a material adverse effect on our business, financial condition and results of operations.

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

Revenues related to IIS which was acquired in February 2004 (see Note 5) are recognized as services are performed.

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

Had compensation cost for the Company’s employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss as reported	$(3,533,000)	$(6,510,000)	$(13,748,000)	$(28,261,000)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	145,000	459,000	558,000	1,391,000
Deduct: Total stock based compensation expense determined under fair value based method for all awards, net of cancellations and related tax effects	574,000	(2,022,000)	(2,732,000)	(6,343,000)

Proforma net loss	$(2,814,000)	$(8,073,000)	$(15,922,000)	$(33,213,000)

Net loss per share:
As reported	$(0.04)	$(0.08)	$(0.16)	$(0.33)
Proforma	$(0.03)	$(0.09)	$(0.18)	$(0.39)

4.	Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In the third quarter of 2004, the Company recognized income from discontinued operations of $4,884,000 of which $5,934,000 is attributable to the gain on the sale of IPS and $1,050,000 is attributable to a loss on discontinued operations. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of IPS, net of transaction costs, in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2004. In addition, the Company is entitled to payments totaling approximately $1,700,000 during the next several months. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004*	2003	2004*	2003
Revenue	$3,302,000	$9,566,000	$20,078,000	$30,378,000
Cost of sales	2,564,000	8,635,000	17,550,000	26,794,000
Operating Expenses	1,788,000	674,000	3,337,000	7,394,000

Net Income	$(1,050,000)	$257,000	$(809,000)	$(3,810,000)

*	These periods represent activity through February 13, 2004 as the disposition of IPS was consummated on that day.

5.	Acquisitions

On February 23, 2004, the Company acquired the remaining 50% ownership of Sylvan Identix Fingerprint Centers, LLC (SIFC) from Sylvan Learning Centers, Inc. (Sylvan). SIFC is now known as Identix Identification services (IIS). The Company had previously held a 50% interest in this joint venture and accounted for its investment under the equity method of accounting. The complete results of operations of IIS have been included in the Company’s consolidated statement of operations since February 23, 2004. IIS provides services to corporations and government agencies whereby IIS captures fingerprints and transmits the data for applicant background checks. IIS maintains a network of Identix livescan systems at processing centers across the country where certified technicians process applicants. In consideration for Sylvan’s 50% interest in the joint venture, Identix paid Sylvan $875,000 in cash. The purchase price was allocated primarily to net current assets and other intangible assets, with the remainder allocated to goodwill. The proforma impact of the IIS acquisition was not significant to the results of the Company for the nine months ended March 31, 2004.

On March 10, 2004, the Company acquired certain technology from Delean Vision Worldwide Inc. (Delean). This transaction was accounted for as a purchase of assets. The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. In exchange for the technology and intellectual property rights, the Company issued to Delean 675,000 shares of Identix common stock with a value of $3,423,000. The purchase price was allocated to intangible assets. The Company also issued Delean a warrant with contingent future vesting rights to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant expires in March 2014 and vests based upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded at the time of vesting.

6.	Cash and Credit Facilities

The Company financed its operations during the nine months ended March 31, 2004 primarily from cash provided by its working capital. As of March 31, 2004, the Company’s principal sources of liquidity consisted of $44,623,000 of working capital including $45,383,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 4.00% at March 31, 2004. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At March 31, 2004, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At March 31, 2004, the Company was in compliance with all covenants.

7.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,
	2004	2003
Purchased parts and materials	$2,152,000	$3,351,000
Work-in-process	4,912,000	4,893,000
Finished goods, including spares	1,144,000	1,676,000

	$8,208,000	$9,920,000

During the nine months ended March 31, 2004 and 2003, the Company recorded provisions for excess and obsolete inventory items in the amount of $3,315,000 and $2,158,000, respectively.

8.	Special Charges

Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. Special charges consisted of the following for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Reduction in force costs	$250,000	$—	$250,000	$—
Employment agreement obligations	506,000	—	506,000	—
SIFC acquisition related	749,000	—	749,000	—
Visionics merger related	610,000	977,000	610,000	5,698,000

	$2,115,000	$977,000	$2,115,000	$5,698,000

In June 2002, the Company merged with Visionics and in connection with the merger recorded special charges of $18,798,000 related to the merger for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. During the year ended June 30, 2003, the Company recorded additional restructuring and other merger related charges of $10,206,000, including a loss of $186,000 on the sublease portion of its Dublin facility. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2003:

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

Fiscal 2004

During the three months ended March 31, 2004, the Company incurred approximately $2,115,000 in special charges. These charges consisted of $749,000 for the value of shares of Company common stock issued to certain former Sylvan

Identix Fingerprint Center (SIFC) employees in connection with the acquisition of 100% of SIFC, $506,000 related to payments made under the former Chairman of the Board’s employment agreement related to his retirement in February 2004, $610,000 related to an increase in the reserve on the sublease of the Company’s Northern California facilities and $250,000 related to a reduction in force in February 2004. The additional sublease reserve and the reduction in force expenses are reflected in the restructuring schedule below.

The following table represents a summary of restructuring and other merger related charges between June 30, 2003 and March 31, 2004:

	For the Nine months ended March 31, 2004
			Liabilities
			Satisfied in		Restructuring
	Restructuring Liability		Connection with IPS		Liability as of
	as of June 30, 2003	Additions	Disposition	Cash Payments	March 31, 2004
Severance and benefits	$614,000	$250,000	$—	$498,000	$366,000
Lease exit costs	12,151,000	610,000	2,267,000	2,261,000	8,233,000
Internal merger costs and other	31,000	—	—	31,000	—

Total	$12,796,000	$860,000	$2,267,000	$2,790,000	$8,599,000

The additional severance and benefits expense of $250,000 recorded in the quarter ending March 31, 2004 is the result of a reduction in force where the Company eliminated 6% of the Company’s workforce. The increase of lease exit costs by $610,000 reflects an updated assessment by management of what the Company will recover under the current conditions of the Northern California real estate market. The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of March 31, 2004, $6,198,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $366,000 accrued for severance and benefits, $255,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through 2011.

Fiscal 2003

During the three and nine months ended March 31, 2003, the Company recorded special charges related to the merger totaling $1,272,000 and $9,577,000, respectively. For the three months ended March 31, 2003 these costs consisted of $489,000 in relocation costs for Identix employees and facilities, $176,000 associated with the disposal of fixed assets, $476,000 increase in the reserve related to lease exit costs and $131,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the nine months ended March 31, 2003, these costs consisted of $2,530,000 in relocation costs, $370,000 associated with the disposal of fixed assets, $4,541,000 related to lease exit costs and $2,136,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the three months ended March 31, 2003, $295,000 and $3,879,000 of special charges related to the merger are included in income (loss) from discontinued operations in the Company’s Consolidated Statement of Operations.

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

9.	Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 8,578,000 and 9,475,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at March 31, 2003. Such shares of preferred stock are convertible into 234,558 shares of the Company’s common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. The convertible preferred stock was converted to common stock during the three months ended March 31, 2004.

10.	Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2004, was $3,531,000 and $13,737,000 compared to a loss of $6,498,000 and $28,261,000 for the same periods in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

11.	Reportable Segment Data

The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Due to the disposition of IPS and the acquisition of 100% ownership of Identix Identification Services (formerly SIFC), the business segments of Identix have correspondingly been changed from previously reported periods to reflect this activity. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Total revenues:
Biometric systems	$12,922,000	$10,708,000	$36,197,000	$35,921,000
Other	1,569,000	1,531,000	2,817,000	3,084,000

	$14,491,000	$12,239,000	$39,014,000	$39,005,000

Income (Loss) from operations:
Biometric systems	$(8,752,000)	$(6,939,000)	$(19,369,000)	$(25,708,000)
Other	99,000	95,000	(145,000)	218,000

	$(8,653,000)	$(6,844,000)	$(19,514,000)	$(25,490,000)

	March 31,	June 30,
	2004	2003
Identifiable assets:
Biometric systems	$226,315,000	$235,719,000
*Other	5,410,000	9,551,000

	$231,725,000	$245,270,000

* Includes identifiable assets of discontinued operations for the period ended June 30, 2003.

12.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2004	2003	2004	2003
Total revenues:
North America	$11,674,000	$11,338,000	$34,109,000	$36,075,000
International	2,817,000	901,000	4,905,000	2,930,000

	$14,491,000	$12,239,000	$39,014,000	$39,005,000

	March 31,	June 30,
	2004	2003
Identifiable assets:
North America	$230,870,000	$244,115,000
International	855,000	1,155,000

	$231,725,000	$245,270,000

13.	Indemnification Arrangements and Product Warranties

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

The terms of the sale of IPS, include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of March 31, 2004, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the first nine months of fiscal 2004:

Balance at July 1, 2003	$374,000
Warranty Expense	1,044,000
Closed Warranty Claims	(738,000)

Balance at March 31, 2004	$680,000

14.	Legal Matters

Discussion of legal matters is cross-referenced to this Form 10-Q, Part II, Item 1, Legal Proceedings, and should be considered an integral part of the Consolidated Financial Statements and Notes.

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

The third quarter of fiscal year 2004 was a quarter marked by significant positive and strategic change at Identix. The significant events that occurred were the disposition of Identix’ wholly owned subsidiary Identix Public Sector (IPS), the acquisition of technology from Delean Vision Worldwide, Inc., the acquisition of 100% ownership of Sylvan Identix Fingerprint Centers, LLC now renamed Identix Identification Services (IIS), and the streamlining of Identix’ operations with a reduction in force plan that reduced its total workforce by six percent. The Company believes these actions allow Identix to fully focus on it core biometric business while enhancing its biometric technology, expanding access to the commercial and civil markets while at the same time, streamlining its operations.

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In the third quarter of 2004, the Company recognized income from discontinued operations of $4,884,000 of which $5,934,000 is attributable to the gain on the sale of IPS and $1,050,000 is attributable to a loss on discontinued operations. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of businesses, net of transaction costs, in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2004. In addition, the Company is entitled to payments totaling approximately $1,700,000 during the next several months. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

On February 23, 2004, the Company acquired the remaining 50% ownership of Sylvan Identix fingerprint Centers, LLC now known as Identix Identification services (IIS). IIS provides services to corporations and government agencies whereby IIS captures fingerprints and transmits the data for applicant background checks. IIS maintains a network of Identix livescan systems at processing centers across the country where certified technicians process applicants. In consideration for the remaining 50% interest in the joint venture, Identix paid Sylvan Learning Centers, Inc. $875,000 in cash. The proforma impact of the IIS acquisition was not significant to the results of the Company for the nine months ended March 31, 2004.

On February 26, 2004, the Company announced that it had streamlined its operations with a reduction in force of approximately 30 full time equivalent job positions, or approximately six percent of its workforce. The Company recognized approximately $250,000 in expense related to reduction in force severance costs.

Identix acquired certain technology from Delean Vision Worldwide Inc. (Delean) on March 10, 2004. The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. In exchange for the technology and intellectual property rights of Delean, the Company issued 675,000 shares of Identix common stock and a warrant with contingent future vesting rights in favor of Delean to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant vests upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded at the time of vesting.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 describes the critical accounting policies that are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At March 31, 2004, the Company’s critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings. The Company’s annual impairment analysis was performed during the fourth quarter of fiscal year 2003 and resulted in an impairment charge to goodwill of $154,799,000.

RESULTS OF OPERATIONS

Revenues, Cost of Revenues and Gross Margins

Revenues for the three and nine months ended March 31, 2004 were $14,491,000 and $39,014,000 compared to $12,239,000 and $39,005,000 for the same periods in the prior fiscal year. The vast majority of the Company’s revenues relate to its biometric systems segment. The Company had one customer, an agency of the U.S. Government that accounted for 7% of the total revenue for the three and nine months ended March 31, 2004, compared to 9% and 8% for the same periods in the prior fiscal year. The 18% increase in revenue when comparing the third quarter of fiscal year 2003 to the third quarter of fiscal year 2004 is primarily the result of a large live scan order that was recognized as revenue during the three months ended March 31, 2004. In addition, the Company recognized revenue from several large professional service contracts that were in place in the three months ended March 31, 2004 that were not present in the same period in the prior fiscal year. Results for the three months ended March 31, 2004 include $728,000 of revenue generated by IIS. The Company acquired IIS on February 23, 2004. The complete results of IIS have been included in the Company’s consolidated statement of operations since February 23, 2004.

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

International sales accounted for $2,817,000 and $4,905,000 or 19% and 13% of the Company’s revenues for the three and nine months ended March 31, 2004, respectively, compared to $901,000 and $2,930,000 or 7% and 8% of the Company’s biometric system revenues for the same periods in the prior fiscal year. The increase for both periods from fiscal year 2003 to fiscal year 2004 are primarily the result of two large international orders occurring during the three months ending March 31, 2004, one for the Company’s livescan systems and the other for contracted custom development work. In addition, during the fiscal year 2004 to date there was increased revenue from smaller but more numerous international orders that contributed to the increase seen above. Identix is actively pursuing business in the international biometric market. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Gross margin on revenues was 20% and 31% for the three and nine months ended March 31, 2004 and 40% and 33% for the same periods of the prior fiscal year. The decrease in gross margin for the three and nine months ended March 31, 2004, is primarily the result of a provision for excess and obsolete inventory for $2,600,000 that occurred in the three months ended March 31, 2004. The majority of this adjustment was to reserve for inventory items that will be used to support products that the Company no longer manufactures but the Company is still obligated to provide services. For the nine months ended March 31, 2004 and 2003 the provisions for excess and obsolete inventory were $3,315,000 and $2,158,000 respectively. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Research, Development and Engineering

Research, development and engineering expenses were $2,184,000 and $7,207,000 or 15% and 18% of revenues for the three and nine months ended March 31, 2004 compared to $2,613,000 and $8,407,000 or 21% and 22% of product revenues for the same periods in the prior fiscal year. The decrease of $1,200,000 in research and development expense in the nine month period in fiscal year 2004 from the nine month period in fiscal year 2003, is the result of several development projects ongoing in fiscal year 2003 that were completed before the start of fiscal year 2004. In addition, there has been a concerted effort by the Company to decrease its reliance on its principle subcontractor for research and development, which has resulted in an additional reduction of research and development expense year over year.

Marketing and Selling

Marketing and selling expenses were $2,746,000 and $8,238,000 or 19% and 21% of total revenues for the three and nine months ended March 31, 2004, compared to $3,032,000 and $9,570,000 or 25% of total revenues for the both periods in the prior fiscal year. The decrease in marketing and selling expenses for the nine months ended March 31, 2004 as expressed in dollars, was driven primarily by a significant reduction in bad debt expense for the first and second quarters of fiscal year 2004. The reduction of bad debt expense totaling $625,000 in the nine months ended March 31, 2004 was due to the cash collections of several large accounts receivable which had been in dispute for more than one year and had been previously fully reserved consistent with Company policy.

General and Administrative

General and administrative expenses were $3,166,000 and $9,880,000 for the three and nine months ended March 31, 2004, compared to $3,761,000 and $10,542,000 for the same periods in the prior fiscal year. The decrease in general and administrative expense for the three and nine months ended March 31, 2004 was due primarily to the vacancy of two senior level finance positions, and a decrease in stock-based compensation expense of $413,000 and $833,000 when comparing the three and nine months ended March 31, 2004 to the same periods in the prior fiscal year. The decrease in the stock-based compensation expense is driven by a continued decline in the number of unvested options from period to period which originally generated the deferred compensation. These decreases on a year to date basis, were partially offset by certain professional services and increased insurance costs.

Amortization of Acquired Intangible Assets

The amortization expense is primarily related to acquired intangible assets such as developed technology, and patents. The amortization expense related to acquired intangible assets was $1,419,000 and $4,176,000 for the three and nine months ended March 31, 2004 compared to $1,346,000 and $4,006,000 for the same periods in the prior fiscal year.

Special Charges

Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. Special charges consisted of the following for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Reduction in force costs	$250,000	$—	$250,000	$—
Employment agreement obligations	506,000	—	506,000	—
SIFC acquisition related	749,000	—	749,000	—
Visionics merger related	610,000	977,000	610,000	5,698,000

	$2,115,000	$977,000	$2,115,000	$5,698,000

In June 2002, the Company merged with Visionics and in connection with the merger recorded special charges of $18,798,000 related to the merger for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. During the year ended June 30, 2003, the Company recorded additional restructuring and other merger related charges of $10,206,000, including a loss of $186,000 on the sublease portion of its Dublin facility. In conjunction with the restructuring related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations. The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2003:

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

Fiscal 2004

During the three months ended March 31, 2004, the Company incurred approximately $2,115,000 in special charges. These charges consisted of $749,000 for the value of shares of Company common stock issued to certain former Sylvan Identix Fingerprint Center (SIFC) employees in connection with the acquisition of 100% of SIFC, $506,000 related to payments made under the former Chairman of the Board’s employment agreement related to his retirement in February 2004, $610,000 related to an increase in the reserve on the sublease of the Company’s Northern California facilities and $250,000 related to a reduction in force in February 2004. The additional sublease reserve and the reduction in force expenses are reflected in the restructuring schedule below.

The following table represents a summary of restructuring and other merger related charges between June 30, 2003 and March 31, 2004:

	For the Nine months ended March 31, 2004
			Liabilities
			Satisfied in		Restructuring
	Restructuring Liability		Connection with IPS		Liability as of
	as of June 30, 2003	Additions	Disposition	Cash Payments	March 31, 2004
Severance and benefits	$614,000	$250,000	$—	$498,000	$366,000
Lease exit costs	12,151,000	610,000	2,267,000	2,261,000	8,233,000
Internal merger costs and other	31,000	—	—	31,000	—

Total	$12,796,000	$860,000	$2,267,000	$2,790,000	$8,599,000

The additional severance and benefits expense of $250,000 recorded in the quarter ending March 31, 2004 is the result of a reduction in force where the Company eliminated 6% of the Company’s workforce. The increase of lease exit costs by $610,000 reflects an updated assessment by management of what the Company will recover under the current conditions of the Northern California real estate market. The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of March 31, 2004, $6,198,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $366,000 accrued for severance and benefits, $255,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through 2011.

Fiscal 2003

During the three and nine months ended March 31, 2003, the Company recorded special charges related to the merger totaling $1,272,000 and $9,577,000, respectively. For the three months ended March 31, 2003 these costs consisted of $489,000 in relocation costs for Identix employees and facilities, $176,000 associated with the disposal of fixed assets, $476,000 increase in the reserve related to lease exit costs and $131,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the nine months ended March 31, 2003, these costs consisted of $2,530,000 in relocation costs, $370,000 associated with the disposal of fixed assets, $4,541,000 related to lease exit costs and $2,136,000 related to employees with extended terminations to assist in the integration. Such costs were expensed as incurred. For the three months ended March 31, 2003, $295,000 and $3,879,000 of special charges related to the merger are included in income (loss) from discontinued operations in the Company’s Consolidated Statement of Operations.

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

Interest and Other Income, net

For the three and nine months ended March 31, 2004, interest and other income, net were $304,000 and $978,000 respectively, compared to $378,000 and $1,404,000 for the same periods in the prior fiscal year. The decrease is primarily the result of lower cash balances in the first six months of fiscal year 2004 and realized gains on investments of $208,000 that occurred in the first nine months of fiscal year 2003 that did not occur in fiscal year 2004.

Interest Expense

Interest expense was $7,000 for the nine months ended March 31, 2004, compared to $10,000 for the same period in the prior fiscal year. There have been no borrowings under the Company’s line of credit during the nine months ended March 31, 2004. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $9,000 and $28,000 for the three and nine months ended March

31, 2004 and a provision of $146,000 and $159,000 for the same periods in prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.

Equity Interest in Loss of Joint Venture

The equity interest in loss of the joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprint Centers, LLC (SIFC) through February 23, 2004 when Identix acquired the remaining 50% interest in SIFC. For the three and nine months ended March 31, 2004, the Company’s equity interest in the joint venture loss was $55,000 and $302,000. For the same periods in the prior fiscal year the Company’s equity interest in the joint venture loss was $148,000 and $196,000.

Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In the third quarter of 2004, the Company recognized income from discontinued operations of $4,884,000 of which $5,934,000 is attributable to the gain on the sale of IPS and $1,050,000 is attributable to a loss on discontinued operations. These operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of businesses, net of transaction costs, in the Consolidated Statement of Cash Flows for the nine months ended March 31, 2004. In addition, the Company is entitled to payments totaling approximately $1,700,000 during the next several months. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. During the three months ended March 31, 2004 and 2003, the Company recorded a loss from discontinued operations of $1,050,000 and income from discontinuing operations of $257,000, respectively. The Company recorded a loss of $809,000 and $3,810,000 from discontinuing operations during nine months ended March 31, 2004 and 2003 respectively. The historical consolidated results, including results from the prior periods in fiscal year 2004 and 2003 have been restated to reflect the divestiture of IPS.

The following table represents the summarized results for the discontinued operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004*	2003	2004*	2003
Revenue	$3,302,000	$9,566,000	$20,078,000	$30,378,000
Cost of sales	2,564,000	8,635,000	17,550,000	26,794,000
Operating Expenses	1,788,000	674,000	3,337,000	7,394,000

Net Income	$(1,050,000)	$257,000	$(809,000)	$(3,810,000)

* These periods represent activity through February 13, 2004 as the disposition of IPS was consummated on that day.

Liquidity and Capital Resources

The Company financed its operations during the nine months ended March 31, 2004, primarily from cash provided by its working capital. As of March 31, 2004, the Company’s principal sources of liquidity consisted of $44,623,000 of working capital including $45,383,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit (the “Identix Line of Credit”) was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the Identix Line of Credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest which was 4.00% at March 31, 2004. The Identix Line of Credit expires on October 30, 2004. Until the Company establishes a net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At March 31, 2004, there were no amounts outstanding under this line of credit.

The Identix Line of Credit agreement contains financial, operating and reporting covenants. At March 31, 2004, the Company was in compliance with all covenants.

For the nine months ended March 31, 2004, $8,469,000 of was used in operating and investing activities that was offset by the cash generated from investing and financing activities of $8,273,000 and $1,410,000 respectively. The cash that was generated from investing activities primarily resulted from sale of the Company’s IPS subsidiary as well the acquisition of 100% interest in SIFC now known as Identix Identification Services (IIS). In addition, the cash generated from financing activities resulted primarily from the exercise of stock options. The net result of the Company’s cash flow activities resulted in $1,214,000 of cash and cash equivalents being generated. The Company used $20,412,000 of cash and cash equivalents during the nine months ended March 31, 2003. For the nine months ended March 31, 2003, operating activities used $21,645,000 that was partially offset by the Company’s financing activities that generated cash flows of $1,705,000. Cash provided by financing activities for the periods presented was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

The Company currently has a commitment with a certain supplier to purchase by December 2004, approximately $1,000,000 of parts for use in the Company’s livescan systems. Currently, the Company’s anticipated cash requirements relate primarily to funding operations and paying remaining obligations related to restructuring and other merger related charges recorded in fiscal years 2003 and 2002.

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

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Unoccupied or Sublet	Total
2004	$448,000	$554,000	$1,002,000
2005	1,998,000	2,550,000	4,548,000
2006	1,274,000	2,518,000	3,792,000
2007	1,056,000	2,127,000	3,183,000
2008	728,000	1,074,000	1,802,000
Thereafter	—	—	—

Total	$5,504,000	$8,823,000	$14,327,000

Included in the above future minimum payments is $8,823,000 related to two leased facilities in Northern California that were vacated in connection with the Company’s merger with Visionics. The Company has accrued for the estimated losses on these leases at March 31, 2003 and 2004. The Company is attempting to sublease the unoccupied facilities.

While the Company believes that existing working capital will be adequate to fund the Company’s current cash requirements for at least the next twelve months, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing on favorable terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

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

Our revenues are primarily derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

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

Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc., Cognitech and Imagis Technologies, Inc. The products designed, developed and sold under our line of products known as our “Live Scan” products also face intense competition from a number of competitors who are actively engaged in developing and marketing similar products, including Heimann Biometric Systems GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a Motorola company), and CrossMatch Technologies, Inc.

We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours.

In order to compete effectively in this environment, we must continually design, develop and market new and enhanced products at competitive prices and must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

We derive a significant amount of revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation without penalty and may produce volatility in earnings and revenue.

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

Additionally, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or result in the cancellation of the contract award entirely. There is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of third party protests. For example, in October 2003, the Company announced that is had been awarded a Blanket Purchase Order (“BPO”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million. The award was subsequently the subject of a formal protest by one of our competitors who had been an unsuccessful participant in the bidding process for the BPO. In response to the protest, DHS decided to re-evaluate all responsible technical and price proposals previously submitted in response to the Governments RFQ and Source Selection Plan for the BPO. DHS also sought and obtained dismissal of the protest by the U.S. General Accounting Office and issued a stop work order, meaning procurement of Identix technology under the BPO would be held in abeyance until the re-evaluation was completed. On March 10, 2004, DHS notified Identix that DHS had completed its re-evaluation and re-confirmed Identix as the sole recipient of the BPO. DHS also immediately released the stop work order. Subsequently, the same competitor that had previously filed the original protest filed a second protest, and in response to the second protest, the Government issued a new stop work order, meaning procurement of technology under the BPO will be held in abeyance until the protest is resolved. Based on all available information, Identix continues to believe it will prevail and that its products and services will again be proven to represent the “best overall value” to the Government. However, there can be no assurance that the protest will be resolved in Identix’ favor, or that any additional affirmation of the previous BPO award to Identix will not be subject to further protest or challenge by unsuccessful third parties. Further substantial delays in DHS’ procurement of our technology under the BPO could result in adverse revenue volatility, making management of inventory levels, cash flow and profitability inherently difficult. Outright loss of the BPO award to Identix through the protest process or otherwise could have a material adverse effect on our financial results and stock price.

Similarly, state and local government agency contracts may be contingent upon availability of matching funds from federal or state entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

As a result of the purchase by a buyer of our wholly-owned subsidiary, Identix Public Sector, Inc. (“IPS”) in February 2004, the buyer also now owns all the public contracts of IPS, including a GSA Multiple Award IT-70 schedule contract related to our product business. We entered into a reseller agreement with such third party concurrently with the closing of the sale of IPS, and we continue to sell our products through such reseller’s IT 70 Schedule. Such contract , now held by our reseller, is subject to future audit, and any material adverse findings or adjustments arising out of such audits may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. Furthermore, the current IT-70 contract held by our reseller expires June 30, 2004. While efforts are underway by the reseller to obtain an extension to the contract term, the failure to obtain such extension may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. While the Company is in the process of applying for a new IT-70 Schedule contract, there can be no assurance that we will successfully obtain such contract on a timely basis. Any failure to obtain such contract, or any significant delays we experience in obtaining such contract, could have a material adverse effect on our business operations, financial results and stock price.

The General Services Administration has recently completed its pre-award audit for the renewal of our GSA Multiple Award Schedule contract related to our certain of our products and services. The end result of the pre-award audit process was favorable to Identix, with no adverse findings or adjustments arising out of the process. The Company expects to undergo an additional audit of this contract in the near term, and revenue generated from this contract may be subject to future adjustment by negotiation with representatives of the government agencies. While we believe that the results of any future audits will have no material effect on our financial results or business operations, any material adverse findings or adjustments arising out of such audits may have a material adverse effect on our business, financial condition and results of operations.

Acquisitions and dispositions of companies, assets or technologies may result in disruptions to our business.

As part of our business roadmap, we may from time to time acquire businesses, assets or technologies relating to, or complementary to, our current strategies or operations, and we may also divest certain businesses or assets that we consider non-complementary to our current strategies or operations.

In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the remaining 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we didn’t already own. We subsequently re-named SIFC “Identix Identification Services, LLC”. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. in fiscal 1999. We also acquired one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions, mergers and divestitures by Identix are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	effects of consolidated revenue loss associated with dispositions of material subsidiaries or assets;

•	effects of costs and expenses of integrating and introducing new technologies;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	the incurrence of amortization expenses;

•	incurring impairment charges arising out of our assessments of goodwill and intangibles; and

•	possible dilution to our stockholders.

In addition, geographic distances may make integration of businesses or the acquisition of assets more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any mergers or acquisitions.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused, for example, by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services by us or by new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to timely and successfully complete development of complex designs and components, or manufacture in volume and install certain of our products.

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

In connection with the Visionics merger, we recorded a substantial amount of goodwill. Generally accepted accounting principles requires that goodwill be tested for impairment at least annually and a non-cash charge to earnings must be recognized n the period any impairment of goodwill is determined. During the fourth quarter of fiscal year 2003, we recorded an impairment charge to goodwill in the amount of $154,799,000.

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

The terrorist attacks of September 11, 2001, and the continuing threat of global terrorism, have increased financial expectations that may not materialize.

The September 11, 2001 terrorist attacks, and continuing concerns about global terrorism, may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our product or services revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism, the war in Iraq, and the post-war reconstruction efforts in Iraq, may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

We may need to raise additional equity or debt financing in the future.

While we believe existing working capital will be adequate to fund our operating cash requirements for at least the next 12 months, we may need to raise additional debt or equity financing in the future, which may not be available to us even if we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and require us to implement certain cost reduction initiatives resulting in the curtailment of our operations.

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

A significant portion of our product revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

For the three and nine months ended March 31, 2004, we derived approximately 19% and 13% of our product revenues from international sales. We currently have a local presence in the United Kingdom and the Commonwealth of Australia.

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

As of March 31, 2004, the State of Wisconsin Investment Board and Kern Capital Management LLC owned approximately 9% and 5% respectively of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

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

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

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

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On February 5, 2003, Roger Benson, an individual, filed a lawsuit seeking unspecified damages against the Company, Digital Biometrics, Inc. (“DBI”), and Visionics Corporation in California Superior Court, alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. He alleges that the fingerprint number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The lawsuit also alleges injuries from a 43-day incarceration after the plaintiff’s identity was allegedly mistaken for that of the felon because of the duplicate fingerprint number. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, and unfair business practices, among other theories of liability. On December 2, 2003, the court granted the Company’s motion for judgment on the pleadings, dismissing all of the plaintiff’s causes of action and granting leave to amend. The plaintiff filed amended complaints on January 14, 2004, and January 30, 2004. Additional individual plaintiffs were added to the amended complaint and the State of Oregon and the State of California, among others, were added as defendants. On May 11, 2004, the Court denied the Company’s motion to dismiss. While the case is still in early stages of discovery, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Purchases of Equity Securities

On March 10, 2004, Identix acquired certain technology from Delean Vision Worldwide Inc. (Delean) by issuing 675,000 shares of common stock and a warrant with contingent future vesting rights in favor of Delean to purchase up to 800,000 shares of common stock at $4.70 per share. The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. The warrant vests upon the successful issuance of certain patents with the US government related to the technology acquired from Delean.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description
10.57	IPS Stock Purchase Agreement

10.58	LLC Membership Interest Transfer Agreement

10.59	Asset Purchase Agreement (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 (333-113935) filed March 25, 2004)

31.1	CEO Certification

31.2	CFO Certification

32	906 Certifications

(b)	A Form 8-K was filed on January 29, 2004, which contained the Company’s press release announcing it’s the financial results for the quarter ending December 31, 2004.

(c)	A Form 8-K was filed on February 13, 2004, which contained the Company’s press release announcing the sale of Identix Public Sector (IPS) a wholly owned subsidiary of Identix.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on May 17, 2004.

IDENTIX INCORPORATED

BY:	/s/ James H. Moar

James H. Moar
Chief Financial Officer