Form 10-K
period 2004-06-30
IDENTIX INC
filed 2004-09-09
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2003 was approximately $383,877,839 based upon the closing market price of $4.45 per share.

      The number of outstanding shares of the registrant’s common stock on August 31, 2004 was 88,445,094.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held October 28, 2004 are incorporated by reference in Part III of this Form 10-K.

IDENTIX INCORPORATED

Year Ended June 30, 2004

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

Overview

      Identix Incorporated (“Identix”, “we”, “us”, “our” or the “Company”) provides fingerprint, facial and skin biometric technologies, as well as systems, and critical system components that empower the identification of individuals in large-scale ID and ID management programs. The Company’s offerings include live scan systems and services for biometric data capture, mobile systems for on-the-spot ID, and backend standards-based modules and software components for biometric matching and data mining. Identix offerings are used for a number of security-related markets, including to conduct background checks, speed travel and commerce via secure identification documents, prevent identity fraud in large-scale government and civil ID programs, and control access to secure areas and networks. With a global network of partners, such as leading system integrators, defense prime contractors and OEMs, Identix serves a broad range of domestic and international markets including government, law enforcement, gaming, finance, travel, transportation, corporate enterprise and healthcare. A leader worldwide in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company.

Business Case — Why Biometrics

      Key components to many of today’s security concerns are identification, trust and identity verification. The roots of today’s security framework are grounded in the ability to provide authorized individuals with the appropriate access rights based on identifying those individuals, and then authenticating or verifying their trusted identity. Biometrics are a way to establish identification, as well as a unique and trusted identity for each individual that cannot be lost, stolen or misused, which can be an issue with traditional methods of authentication such as passwords, tokens, keys and smart cards. Biometrics is the measurement of an individual’s unique physical characteristics to recognize his identity and/or verify his claimed identity. A number of traits can underlie biometrics including fingerprints, face, skin, iris, retina, and voice.

      The tragic events of September 11, 2001 and the subsequent worldwide response in calling for better security measures created a heightened awareness around security and the need to incorporate accurate biometric technology into the security. This heightened awareness has driven the understanding, as well as the adoption of a need for new security requirements in numerous areas. The following areas are some in which new security requirements are being adopted or considered: federal, state and local government; international governments; the transportation industry, including airlines and airports, trains and seaports; and in major industries in corporate America including financial services, healthcare, and education.

      Legislation has been passed and additional legislation is being promulgated requiring heightened security in numerous areas including U.S. homeland security. Much of this legislation is recommending the use of biometrics as a method to help identify individuals and to ensure that only authorized and verified individuals are granted credentials, gain access to protected information, facilities, and international borders.

      As one of the only biometric companies providing proprietary technology for fingerprint, facial, and skin recognition, Identix’ mission is to provide an accurate means of identifying an individual and to empower human identification by allowing the secure and convenient association of identity with authorized actions and credentials. By offering products and solutions that help enhance privacy, provide credentialed authorization, identify individuals against databases, increase security and convenience, and reduce the likelihood of a possible breach or fraud, Identix is employing its biometric technology to address the identification requirements of security.

Current Market Outlook — Target Industries/Applications

      Identix delivers solutions and/or enabling technologies in at least three key areas related to identification. (1) Identification and detection applications, where a biometric is used to identify or be on the look-out for individuals on a watch-list who may pose a threat to public safety or national security or where a biometric is used to process suspected criminals; (2) Fraud detection applications, where a biometric is used to enroll an individual into a program to receive a benefit or privilege or to establish that an individual has not enrolled multiple times under false identities or aliases; and (3) Authentication applications, such as those encountered in physical and logical access where a biometric is used to confirm that an individual is who he or she claims to be before granting access or conducting a transaction. Within these three key areas there are many applications. For example, Identix’ offerings can be used to enroll citizens in national identification programs and to verify these citizens’ identity to receive privileges or benefits or to provide monitored entry and exit in and out of the country. The Company’s biometric identification technology, systems and information technology services can also enable customers to identify and authenticate individuals to check the identity of suspected criminals. Other applications include helping commercial employers and government agencies conduct background checks on applicants for employment or permits and helping to verify or establish identity for the purposes of issuing identification documents, conducting transactions, or conducting criminal investigations. Identix’ product offerings include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission for searches against existing databases for the identification of individuals. Identix’ offerings also include enabling biometric technology for computer-based optical fingerprint capture devices, face and fingerprint recognition technology, and the software and hardware platforms for deploying these technologies. Identix also offers photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

      U.S. Government: Government agencies — federal, state, and local — have long been adopting biometric technologies, and Identix has frequently been the biometric company of choice. In some instances, the need by these government entities for the use of biometrics has been driven by legislation. Currently, there are several legislative acts and bills pending or passed that require the use of technology, including biometrics, to provide enhanced security. Much of this legislation falls under the broad category of Homeland Security and includes, but is not limited to, the Aviation and Transportation Security Act of 2001, the Enhanced Border Security and Visa Entry Reform Act of 2001, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the USA PATRIOT Act of 2001 and the Port and Maritime Security Act of 2002. These mandates call for stronger biometric security at ports of entry, use of biometrics to help determine identity of visa applicants, biometrics to verify identity at border crossings and maximize convenience in the travel process. Identix’ product offerings in these areas include live scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission into databases for identification of individuals at border checkpoints, enabling technology for computer-based optical fingerprint capture, face, skin and fingerprint recognition technology and software and hardware platforms for checking identity at ports of entry and searching against watch lists, and enabling secure identification documents, granting benefits and accessing sensitive areas and computer networks.

      Law Enforcement: For more than 100 years, fingerprints have been the standard by which law enforcement agencies identify criminals and suspects. Live scan fingerprinting is the computerized version of ink and paper fingerprint capture. Frequently, Identix live scan systems are the choice of law enforcement and corrections agencies. Requirements for new technologies and applications among law enforcement agencies emerge daily. Some law enforcement requirements may require facial recognition for mug shot systems and real time criminal identification, facial surveillance for criminal detection, and/or wireless systems that allow fingerprints and photographs to be captured remotely. Identix is one of the few companies that can provide this broad range of comprehensive offerings.

      National Identification and Passport Programs: Many foreign countries are establishing or discussing the establishment of national identification and/or passport programs to help ensure that only qualified citizens are able to avail themselves of the benefits to which a country’s citizens are entitled. Some of these programs and potential programs are also aimed at helping to secure a country’s borders by tracking entry and exit of both citizens and visitors. Recently, the United States established legislation requiring that by October 2005, biometric identifiers are to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). The International Civil Aviation Organization (ICAO) ruled that facial recognition would be the primary biometric of choice for incorporation into Visa Waiver countries’ passports. Identix offers a range of products and technologies that can be utilized in national identification and/or passport programs to enroll and verify citizens for receipt of benefit purposes and/or to add biometric identifiers to national identification and/or passport programs. Identix’ product and service offerings in this area include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission into databases for identification of individuals, enabling biometric technology for computer-based optical fingerprint capture, face, skin and fingerprint recognition technology and software and hardware platforms, as well as biometric datamining capabilities, for deploying these technologies. Additional Identix offerings that may be utilized by these programs include photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

      Healthcare: Government legislation surrounding the integrity, confidentiality, and privacy of patient data was enacted under the Health Insurance Portability & Accountability Act (“HIPAA”). HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. Identix offers products and solutions for end users, as well as enabling biometric technology for original equipment manufacturers (“OEMs”) and application developers to incorporate into their offerings, to assist healthcare organizations work towards meeting these legislative demands, while increasing efficiencies and user convenience and lowering overall administrative costs and risks associated with passwords, Personal Identification Numbers (“PIN”) and keys.

      Financial: Many financial institutions, including securities firms, are legally mandated to conduct background checks on current employees and applicants. In addition, banks and brokerage houses find themselves vulnerable to theft from internal and external sources. An alarmingly fast-growing number of identity fraud cases and a whole host of other security risks, as well as privacy issues posed by providing services over the Internet, are issues financial institutions face on a daily basis. Identix offers products and solutions to end users, as well as providing enabling biometric technology to OEMs and application developers for incorporation into their offerings, to address these concerns. From assisting in employee background checks helping to secure physical and logical access through biometrics, Identix provides a number of products, services and solutions for financial institutions.

      Consumer: The indirect costs to the consumer of general fraud and impersonation are estimated to be in the billions of dollars each year in the United States. In addition, damages resulting from security breaches, such as unauthorized persons gaining improper access to confidential information, may not be quantifiable, but can be even more problematic. Accordingly, the ability to verify the identity of a specific individual can be of critical importance in reducing acts of fraud and increasing security. Each day individuals are required to identify themselves numerous times with something they have in their possession or with the knowledge of certain information. Some examples of methods of identification include magnetic strip cards and PINs to transact business at Automatic Teller Machines (“ATM”) or point-of-sale (“POS”) terminals; passwords or tokens to log-on to a computer or a computer network; keys, cards or passwords to enter the workplace; PINs, passwords and account numbers to complete a commercial transaction on-line; credit cards to make a credit purchase; time cards to begin work; and a driver’s license to write a check or transact business at a bank.

      Identix offers enabling biometric technology that can be integrated into existing or new offerings by OEMs and application developers to help prevent fraud and identity theft, as well as help protect proprietary information in consumer-related areas. Some of these areas include computer database and network access and security, computer software, intranet and Internet security, data sharing and management, biometric datamining capabilities, electronic commerce, communications devices, POS terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance systems, and residential security.

Product Offerings

Overview

      Through its merger with Visionics Corporation (“Visionics”) in June of 2002, the Company’s combined product portfolio has expanded significantly. Identix has developed leading-edge identity, security and Live Scan technology, products and solutions that can help to: protect proprietary information; prevent fraud and identity theft; identify criminals; enroll individuals in identification programs; control physical access; protect confidential records; protect information contained on corporate networks; and assist in job applicant screening. Many of the Company’s solutions employ leading optical fingerprint capture technologies and facial recognition technologies, proprietary algorithms and/or customizable application software suites. The Company had sales from these biometric products of $50,054,000, $48,658,000 and $28,399,000 for fiscal years 2004, 2003, and 2002 respectively. The remaining balance of revenue earned during these periods came from nonbiometric system related sources.

      Identix’ offerings can be classified into five categories: (i) Live Scan; (ii) IBIS (Identification Based Information System); (iii) ABIS (Automated Biometric Identification System); (iv) Enabling Biometric Technologies, and (v) Biometric and other Professional Services.

i. Live Scan

      In the Live Scan market, the Company has established a leadership position by providing systems for the efficient capture and management of digital fingerprint and full handprint images and demographic data for various applications including law enforcement, national identification enrollment programs, immigration and civilian employment, screening and background checks. The Company’s Live Scan offerings range from ruggedized stand-alone units to small, portable devices. These offerings allow Identix to serve the broad needs of the government, law enforcement and civilian Live Scan markets.

      The Company’s live scan offerings include TouchPrintTM, TENPRINTER®, FingerPrinterTM CMS, and TouchPrint PRO Full Hand Scanner systems, which were designed primarily for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and full handprint and demographic information than the conventional “ink-and-roll” method. These Live Scan products are computer-based, inkless Live Scan systems that electronically scan and capture forensic quality fingerprint and full handprint images directly from an individual’s finger or hand. The fingerprint and/or full handprint images can then be printed using a laser printer or transmitted over telephone lines or a wide area network to Automatic Fingerprint Identification Systems (“AFIS”) for identification matching at local, state or federal agencies, or other established databases. In addition to law enforcement applications, other applications for Live Scan include background checks of prospective employees by public and private sector employers and enrollment into national identification or other large-scale identification programs.

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

Live Scan Offerings

      TouchPrint 3000; TouchPrint 3500; TouchPrint 2000; TENPRINTER 1133; FingerPrinter CMS. The TouchPrint 3000 Series is the latest Live Scan product family launched by the Company. The TouchPrint 3000 family of products incorporates the best of breed in technology and product design from Identix and Visionics. The TouchPrint 3000 Series, like all Identix Live Scan systems has obtained FBI Appendix F Certification, the FBI’s highest level of Image Quality Specification (“IQS”). Identix believes that the TouchPrint 3000 Series live scan systems are the only ten-print scanners with no moving parts and a single large, non-coated platen, which helps to reduce downtime and maintenance costs, while enhancing system performance. State-of-the-art optical and lighting schemes — Moisture Discriminating OpticsTM(patented),

Dual Beam IlluminationTM (patent pending) and Clear Trace ImagingTM (patent pending) — enable the TouchPrint 3000 Series Live Scan systems to ignore moisture, dirt, residue and latent prints left behind on the platen, helping to lower AFIS rejection rates, maximize throughput and dramatically enhance AFIS performance.

      The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject’s fingerprints. Conventional Live Scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent “lifts”. Identix Moisture Discriminating Optics effectively “ignore” residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. All TouchPrint 3000 Series Live Scan systems utilize high-resolution scanners with digital signal and video processing boards, multi-processing application software, multi-tasking computers, computer monitors as well as laser printers. The TouchPrint 3000 and TouchPrint 3500, TouchPrint 3800 (see below), TouchPrint 2000, and TENPRINTER 1133 systems are enclosed in a ruggedized cabinet.

      TouchPrint 3100; TouchPrint 2600 Applicant Fingerprint System (“TP-2600 AFS”). The TouchPrint 3100 and TouchPrint 2600 AFS are designed to provide high-quality fingerprint scanning for civil applications. The TouchPrint 3100 and TP-2600 AFS are based, respectively; on the Company’s, FBI Appendix F-Certified, TouchPrint 3000 and TouchPrint 2000 fingerprint scanner technology. The TouchPrint 3100 and TouchPrint 2600 AFS support direct connections to state and local AFIS systems and to the FBI AFIS to permit rapid screening of job applicants to help prevent the hiring of personnel with past criminal records for industries such as airports, school systems, banking/financial and securities firms and segments of the healthcare field. These models are also well suited for enrollment of individuals for national or other large-scale identification programs where forensic quality images are required or preferred.

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

      TouchPrint PRO Full Hand Scanner. Identix’ TouchPrint PRO is the first full hand Live Scan imager to receive Appendix F-Certification from the FBI. Employing Identix’ patented Moisture Discriminating Optics, the TouchPrint PRO captures a continuous scan from the carpal crease to the fingertips, in compliance with International Association for Identification (“IAI”) standards. It also employs a patented cylindrical imager that enables the entire hand to be scanned, including the curved surface of the palm, the fingers and the writer’s edge. The TouchPrint PRO Scanner eliminates the tedious process of stitching together pieces of prints and provides the ability to absolutely connect palm images to a particular human subject through the simultaneous capture of fingertip and palm ridge information. The TouchPrint PRO is sold as an add-on to TouchPrint 2000 systems.

      TouchPrint 3800. Identix TouchPrint 3800 incorporates the TouchPrint 3000 with the TouchPrint PRO Full Hand Scanner to provide fingerprinting booking stations with an integrated full hand scanner configured in a ruggedized housing, with adjustable height controls designed to withstand heavy traffic and harsh booking environments.

      DFR® 2080; DFR 2090. The DFR 2080 and DFR 2090 are forensic quality single fingerprint readers specifically designed to capture and display a high-resolution video fingerprint image on a customer-supplied workstation. The DFR 2080 and DFR 2090 products are compact, low cost, high-quality fingerprint readers that deliver National Institute of Standards and Technology (“NIST”) compliant 500 dpi resolution and provide a digital USB output. The DFR 2080 and DFR 2090 readers are best suited for high-traffic identity verification points such as border crossings, ID and payment processing centers, DMVs, social benefit distribution centers, employee registration, and financial institutions.

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

      TouchPrint Card Scan System. Identix’ TouchPrint Card Scan Systems provide digitization of inked fingerprint images that were originally recorded on ten-print card stock. The TouchPrint Card Scan Systems are designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. These systems employ flatbed scanners on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.

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

Examples of Live Scan Customers

      Law enforcement: Law enforcement agencies in all 50 States, including police and sheriff’s departments, courts, prisons, jails, customs and the Bureau of Citizenship and Immigration Services (“BCIS”), the District of Columbia and more than four foreign countries have installed in excess of 7,000 of the Company’s Live Scan products. Identix currently has statewide law enforcement network installations of its Live Scan systems in more than 15 states. Many large cities and counties have also installed networks of Identix TouchPrint and TENPRINTER Live Scan systems for law enforcement agencies.

      Immigration: The BCIS uses Identix’ Live Scan products to perform background checks on persons who enter the United States and persons seeking naturalization. Approximately 1200 systems have been delivered to BCIS installations at airports and other ports of entry, as well as immigrant processing centers across the country.

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

ii. IBIS (Identification Based Information System)

      Identix believes that security and identity should never be limited to the requirements of a particular established location, situation or environment. Police officers in the field, agents securing borders or ports, and roaming security officers all have a critical need to be able to identify people in real-time at any location. Identix offers a patented mobile identification system, called Identification Based Information System (“IBIS”), that can capture forensic quality fingerprints and photographs on location and transmit them wirelessly back to a central databank for on the spot ID.

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

      IBIS has been undergoing testing in various counties and cities in key regional areas of the United States, including the Southwest, Midwest, Northwest, and East Coast. In fiscal years 2003 and 2004, some of these tests have been expanded to actual rollouts of Identix’ IBIS systems through contract awards for non-pilot deployments of IBIS.

iii. ABIS (Automated Biometric Identification System)/Facial Recognition

      The ABISTM System is an enterprise level multi-biometric search engine, designed to solve the problem of large-scale facial matching. Similar in architecture to many fingerprint AFIS systems, but using commercial off-the-shelf hardware, the ABIS System packages Identix’ FaceIt®face recognition technology in a unique software architecture that provides open-ended scalability, risk management through configuration redundancy and flexibility with regards to the number of concurrent searches and required response time. The ABIS System is available as a turnkey package or as a software only implementation for smaller databases for low-throughput environments. At the core of the ABIS System is a unique software architecture that makes it easy for integrators and end users alike to expand the capabilities of the system as the scope of the identification program grows. Adding more hardware enables users to expand the database size, increase search speed or the number of simultaneous searches without reinstalling a new architecture. The ABIS System provides the necessary platform components of a 1:N facial matching solution such as a database for storing templates (Oracle 9i Database); a search architecture that handles a single search on multiple parallel matching engines; multiple parallel search sets for partitioning searchable data and managing response time requirements; as well as out-of-the-box redundancy for continuous operations. Integrators create a user interface using an easy to use application-programming interface (API) — based on open standard protocols like XML, SQL and HTTP — that provides basic enroll, search and delete functions. The ABIS System also works with legacy facial image databases, making it easy and seamless to add facial recognition to any ID system.

iv. Enabling Biometric Technologies

      Identix offers its industry-leading core biometric technologies — fingerprint, facial and skin (Surface Texture Analysis) recognition — to entities such as OEMs, systems integrators, application developers and others for integration into existing or planned products, solutions and/or applications.

Fingerprint Recognition

      Identix is a leader in the development of commercial grade fingerprint identification technology. The Company’s proprietary software engine, BioEngine®, enables a broad range of products and applications to be built or assembled by partners, original equipment manufacturers (“OEM”), value added resellers (“VAR”) and system integrators. These products and applications include authentication systems for information security, access control, financial transactions and time and attendance. In addition to BioEngine, Identix has packaged its fingerprint technology offerings into system specific Software Development Kits (“SDK”).

Facial Recognition:

      Identix is a recognized leader in the development of facial recognition technology. Its proprietary software engine, FaceIt®, enables a broad range of products and applications built by partners (OEMs, VARs and system integrators). These include identity fraud applications and authentication systems for information security, physical access control, travel, banking and e-commerce, as well as enhanced Closed Circuit Television systems (“CCTV”). FaceIt technology is also the underlying biometric technology for Identix’ Automated Biometric Identification System (ABIS). FaceIt technology is also provided through software development toolkits, run-time licenses and application software.

Surface Texture Analysis:

      In March 2004, Identix acquired certain technology of privately held Delean Vision Worldwide, Inc. This technology acquisition brought to Identix a new class of pattern recognition algorithms, known as Surface Texture Analysis (STA). Identix-run tests demonstrated that when applied to human skin, the patent pending STA algorithms extract a unique characteristic of the skin structure known as the “Skinprint.” The Skinprint can be used on its own as a biometric identifier, or it can be fused together or incorporated with traditional facial or fingerprint biometric templates to deliver what the Company believes are high levels of accuracy and robustness for existing face and finger recognition applications. Identix is currently in the process of working to incorporate the STA algorithms into the Company’s FaceIt SDKs and its ABIS system.

Fingerprint SDKs:

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

      BioCard® SDK. Identix’ BioCard SDK enables smart card manufacturers, integrators, and end users to easily implement smart card-based biometric authentication. The framework of the BioCard SDK enables Windows-based applications and JavaTM Card applets to leverage Identix’ biometric authentication capabilities. The BioCard SDK extends the current security of any applet/application to support multiple factors of authentication. Using minimal function calls at the User Logon and User Enroll level, engineering organizations can integrate most applications and java applets in a matter of hours.

Examples of Fingerprint Enabling Technology Customers

      The U.S. Department of Defense (“DOD”) has deployed Identix’ DFR® 2080 single fingerprint readers in conjunction with Identix’ BioEngine fingerprint recognition technology for use by the DOD’s personnel processing center, the Defense Manpower Data Center (“DMDC”). The DOD is using Identix technology to upgrade its existing fingerprint record files of all DOD military and civilian personnel to Identix’ most recent fingerprint biometric technology offering. The upgrade will include all personnel under DMDC in both the Defense Enrollment Eligibility Reporting System (“DEERS”) and Real-time Automated Personnel Identification System (“RAPIDS”) programs

      A large hospital has deployed Identix fingerprint technology to its workforce as a customized biometrically authenticated healthcare application. Hospital employees can biometrically access numerous network applications with the simple touch of a finger via Identix technology to assist the hospital in complying with HIPAA regulations. Identix technology provides not only a more secure system than when the hospital used passwords, it also assists the hospital in complying with the strict confidentiality requirements for accessing patient records because biometric authentication provides information on which individual is accessing what patient record.

      Several large healthcare providers have deployed Sentillion Inc.’s Vergence® product suite, which integrates Identix’ fingerprint biometric technology and provides solutions for strong authentication, single sign-on, context management, and privacy management for the healthcare industry. The healthcare providers have placed their order through Sentillion, an Identix value added reseller.

      Financial Services: Major banking institutions are employing Identix’ fingerprint biometric technology to secure access by employees to bank IT networks. One of the largest installations by a major Bank, consists of 5,000 Identix fingerprint technology to secure mobile computers and parallel port devices — and a 5,000-seat license for Identix’ BioLogon software. The Bank is a leading financial services, investment banking and investment management firm with more than 60,000 employees throughout the world.

      Additionally, other large international banks use the Company’s fingerprint technology for transaction authorization. A large Central American bank has deployed Identix’ fingerprint biometric technology to secure access to its databases by member banks. In order to help ensure that only authorized individuals from authorized member banks can access the bank databases, the bank is requiring verification via fingerprint biometric prior to allowing database access.

      A South American bank has adopted Identix’ fingerprint biometric technology to positively authenticate its customers prior to conducting transactions at its branch offices throughout the country. The Bank’s solutions provide heightened security for its customers, while eliminating the need to remember cumbersome passwords. The bank has installed Identix technology at teller windows in many of its banks. Customers are required to verify their identity via the fingerprint readers prior to performing a transaction. Additionally, the bank has integrated Identix’ fingerprint technology into five Diebold ATM machines at select locations to replace PINs for ATM transactions.

      Identix fingerprint technology is also being deployed by a large Pacific Rim bank to provide heightened security for electronic fund transfers. The bank has more than 790 branches and approximately 8 million customers throughout the country. Identix technology has been deployed in select branches to assist the bank in the secure processing of high-value electronic fund transactions. Identix’ fingerprint biometric technology has been directly integrated into the bank’s electronic fund transfer delivery system. This means that no electronic transfer in excess of a certain value may be processed without proper biometric verification. Bank tellers and managers are enrolled in the system and assigned specific levels of security for approval for electronic fund transfers. Teller stations throughout the bank’s branch location network are equipped with Identix technology and tellers must authenticate themselves via fingerprint prior to processing an electronic fund transfer. At very high values, a supervisor is also required to approve the transfer and verify his identity prior to processing of the electronic transfer.

      A large international mercantile & futures exchange based in South America has implemented Identix’ fingerprint biometric technology and access to its electronic Global Trading System. The exchange moves approximately $17.5 billion daily and believes that it is the eighth largest futures and options exchange in the world. Following a six-month evaluation program, the exchange has begun deploying a solution enabled by Identix fingerprint technology to its traders. The solution requires traders to access the electronic Global Trading System via fingerprint biometric authentication. Each authorized trader has enrolled with four fingers and may use any of the four to log-on to the electronic trading system. Traders are required to verify their identity via the fingerprint readers periodically at defined time intervals throughout the period of time they are logged-on to the system.

Facial Recognition SDKs

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

      FaceIt Quality Assessment SDK. The FaceIt® Quality Assessment Software Developer’s Kit (SDK) contains technology designed for use in evaluating the quality of images that are to be enrolled into automated facial recognition systems. The use of this SDK helps to ensure optimum performance of a facial recognition system down the line.

Examples of Facial Recognition Customers

      Over 500 companies have purchased the Company’s FaceIt SDKs and a growing number are deploying finished products and solutions. Through Identix’ partner network, FaceIt technology is deployed in casinos, law enforcement mug shot booking systems, town center surveillance systems, voter registration and civil identification programs, laptop screensaver applications, and video data mining products.

      State departments of motor vehicles (“DMV”) have enhanced their driver’s license issuance programs with Identix’ facial recognition technology. Under the enhanced license issuance program of one state, implemented by a third party, selected driver’s license applicants are compared with the 10+ million records the state has on file to identify possible duplicates and aid in the DMV’s investigation of identity fraud.

      A leading online traffic school provider, has deployed Identix’ FaceIt technology to verify individuals that have opted for a web-based alternative to traditional on-site traffic schools. Using FaceIt technology, the traffic school successfully created a tool that makes it possible to verify the identity of the test taker from start to finish, even from remote locations.

v. Biometric and other Professional Services

Identix Identification Services (“IIS”)

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

      In February 2004, Identix acquired 100 percent ownership of Sylvan Identix Fingerprint Centers, LLC. Sylvan Identix, now renamed IIS, is a leader in electronic fingerprinting services. The Company’s services allow corporations and government agencies to outsource to IIS the tenprint biometric data capture and transmission to the FBI for applicant background checks. Fingerprint background checks have, in recent times, become a frequent requirement by employers and licensing agencies in the United States, and are in fact mandated by state and federal laws for more than a dozen job categories. IIS maintains a network of Identix live scan systems at processing centers across the Nation, where certified technicians process applicants quickly and easily.

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

      IIS currently has over 100 fingerprinting locations around the country and processes more than 400,000 applicants each year. Its customers include state agencies and school districts, major airlines, and financial industry associations. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and IIS earns fees for each user of the services.

Identix Legislative Demographic Services, Inc. (“LDS”)

      LDS provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying federal and state legislatures. LDS’ product line matches customer data files and produces demographic data information by politician to include committees’ positions on issues and individual voting records. This process allows LDS’ customers to analyze politicians’ views and then mobilize employees, suppliers and/or members in an attempt to influence political positions. Most recently, LDS has been contracted to analyze potential political impacts on mergers, acquisitions and industrial plant closings.

Strategy

Overview

      The Company’s goal is to continue to provide an accurate and reliable means to enhance identification, authentication, verification, and security via technology, applications, products, solutions and services. Identix believes it will continue to achieve these goals by further developing high-level technology, products, applications and solutions that encompass Live Scan, IBIS, ABIS and fingerprint, facial, and skin recognition. Identix believes it will also continue to achieve these goals by providing its core biometric technology, algorithms and SDKs for incorporation by OEMs and application developers into network and physical security products and solutions. Identix plans to capitalize on the need for uniqueness of identity in security applications to increase its market penetration of federal, state, local and international governments, healthcare, finance and other enterprise markets all over the world. The Company believes the government markets — federal, state and local, and international — provide the best near-term opportunity for significant adoption of biometrics. The Company also believes governmental legislation and regulation of industries such as transportation; healthcare and financial services will provide the catalyst for increased adoption of biometric products and solutions in these and other industries. It is the Company’s goal to establish a leadership position in these markets and leverage its position of leadership into each subsequent adopting market with the eventual goal of becoming a leading security provider worldwide.

      The key elements of the Company’s strategy include:

      Deliver comprehensive solutions. In all target markets, the Company strives to provide comprehensive product and service solutions for its customers. Identix strategy includes direct sales into markets such as Federal and State, local governments and law enforcement, as well as channel sales in the international marketspace, and partnering with OEMs, channel owners and/or application developers to sell Identix products and incorporate Identix’ core biometric technology into offerings by these types of companies. Identix is able to deliver comprehensive biometric security solutions for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, facial and skin recognition capabilities, and biometric data mining platforms. The Company considers its multi-biometric security software and algorithms to be critical in providing comprehensive customer solutions and strives to maintain its leading edge in these areas. This strategy is different from certain other companies, which focus solely on either the development of fingerprint image capture devices or on a single biometric technology. In addition, the Company’s field service organization continues to expand the scope of its services to law enforcement and government agencies, assisting in systems analysis and providing interfaces between Identix and existing computer systems to improve the quality and efficiency of records collection. The Company seeks to continue to provide superior technical services and responsiveness by providing complete customer solutions to its target markets.

      Deliver scalable multi-biometric technology and authentication platforms. With the ABIS system, the Company seeks to overcome some of the hurdles faced in the adoption of biometrics by providing scalability for large enterprises. The Company will continue to develop the capabilities of the ABIS system and provide targeted product offerings based on this framework. Through the ABIS system, the Company also strives to enable secure and trusted datamining and data sharing for small and large scale programs where identification and identity management are critical aspects of security and/or benefits distribution and management.

      Penetrate and develop new markets through strategic partnerships and relationships. The Company has established strategic relationships with a select group of market leaders to provide biometric products and solutions, including FaceIt, BioEngine, and the ABIS system for a variety of applications. An extensive infrastructure already exists for many of the markets in which the Company currently participates or intends to participate. In such cases, the Company has and will continue to pursue relationships with companies that have strong positions in these markets as well as with OEMs, system integrators, defense contractors, and resellers who serve as prime contractors for large integrated systems in the domestic and international markets. For example, the Company has developed relationships with leading prime contractors and works with these companies to provide finger and facial recognition biometric technology and products for large-scale programs. The Company has also developed relationships with the leading Automated Fingerprint Identification System (AFIS) suppliers, to provide forensic quality Live Scan capabilities to government agencies. Additionally, the Company intends to continue to pursue VAR and OEM relationships for its BioEngine and FaceIt technology offerings. Moreover, the Company may continue to develop new strategic partnerships and relationships in other areas that pertain to the Company’s business.

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

      Maintain a global perspective. The Company believes there are many opportunities to apply biometric technologies throughout the world and solutions provided in one area of the world can be used in other regions for customers with similar requirements. As the importance of identification becomes more and more a requirement for security and fraud prevention and the confidentiality of information is of concern, biometric solutions have the potential of providing significant savings. The Company has established regional master distributor and reseller relationships throughout North America, South America, Europe, Middle East and the Far East to address opportunities and provide a local sales, distribution and support presence in these regions.

Product Development

      The Company continues to invest in research and development to enhance the performance and functionality, and in certain cases to reduce the costs, of its existing technology, products and solutions, as well as to increase the breadth of its technology, product and services offerings. The Company’s expenditures for research and development totaled $9,675,000, $11,060,000 and $10,620,000, in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

      The Company’s development programs have recently focused on expanding on the best of breed in technology and innovation from Identix and Visionics into new product and solutions lines. Additionally, Identix is pursuing new technology application for its recently acquired STA algorithms. Recent developments include the next generation imaging products consisting of a full hand scanner and enhancements of the Company’s Live Scan offerings, IBIS products and the ABIS system. Additionally, the Company’s development programs have focused on the next generation fingerprint, facial, and skin recognition technology, which the Company believes will further enhance the speed and accuracy of searching and matching algorithms within very large databases. The Company believes its next generation fingerprint, facial, and skin recognition technology developments will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and skin templates on smart cards and similar storage devices.

Sales, Marketing and Support

      Identix’ sales strategy is organized around four specific markets, namely 1) federal, 2) state and local, 3) U.S. channel (which includes selling to OEMs and value added resellers), and 4) international. Each sales organization is supported by a full range of functional groups, which design, engineer, manufacture, market, fulfill and support the Company’s market-specific products and offerings. Each sales organization is further supported by both a professional service group within the Company to customize solutions for each market and a field service group to ensure ongoing performance of the Company’s systems at customer sites throughout the world. Identix believes this organizational structure is market and customer driven.

      Direct Sales. Within the U.S., the Company’s Live Scan, IBIS and network and physical security product offerings are sold directly to end users through the four sales organizations. Direct sales activity is concentrated in the public sector market, law enforcement, transportation, state and local governments, financial services, and other commercial enterprises.

      Channel Sales and Business Development. The Company’s Live Scan, network and physical security, fingerprint products and facial recognition offerings, such as the ABIS system, are sold through a worldwide network of channel sales personnel. Additionally, the U.S. channel, federal and international sales organizations establish and maintain relationships with corresponding distributors, systems integrators, VARs, and OEMs. The Company also works closely with skilled system integrators for government, civil and commercial applications of its Live Scan systems.

      Channel sales activity is concentrated in the markets of secure ID systems, law enforcement, transportation, network security, healthcare, financial services, commercial enterprise, and domestic and international government.

Marketing Strategy

      Live Scan products and solutions. The Company’s Live Scan solutions are marketed domestically and internationally through a direct sales force and channel partners. For example, Identix teams with NEC to provide Live Scan capability to law enforcement agencies that purchase NEC Live Scan systems. In addition, the Company works closely with skilled system integrators and defense contractors to develop identification solutions for civil and commercial applications of its Live Scan technology both domestically and internationally. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

      The Company’s TouchPrint Live Scan systems are generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies. The funding, proposal, contract negotiation, and implementation process can extend over several months or years. For existing customers that are adding to or upgrading their systems, the sales cycle generally is considerably shorter and these sales often are not required to go through the bid process.

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

      ABIS. The ABIS system is sold primarily through systems integrators and VARs. The ABIS system is primarily targeted at entities such as passport agencies, interior ministries, large corporate enterprises and motor vehicle agencies throughout the world that face the potentially daunting task of sifting through millions of images to identify any duplicates prior to issuing an ID. Additional target customers include law enforcement agencies that rely on facial searches for investigations and mug shot booking. The cost of the system depends on many factors including database size, required response time and throughput. The Company develops proposals, either directly or in cooperation with its partners, and is often directly involved in negotiating the contract terms.

      Enabling Biometrics Technologies: The Company’s Enabling Biometrics Technology is primarily marketed and licensed and/or sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs, and OEMs. The Company’s Enabling Biometrics Technology sales activity is concentrated in the markets of federal, state, local and international government agencies, enterprise network security, healthcare (protecting and recording access to patient records), education, and banking (financial transactions). The Company has sales, service and product marketing in most regional sales offices to provide customers with complete sales and support services. The Company also works closely with its distributors, systems integrators, VARs, and OEMs to ensure that end users are fully supported post-sale.

      Sales activity varies widely from finished products incorporating Identix enabling biometrics technology that are sold by Internet fulfillment houses to complex, networked recognition solutions sold by system integrators, which include facial surveillance and recognition at a distance, PC network security, financial transaction authorization, time-and-attendance, and building access. The success of these sales depends upon the Company’s ability to provide comprehensive integrated solutions.

      Identix Identification Services (IIS). IIS markets its services directly to state agencies and school districts, major airlines, financial industry associations and other targeted areas where background checks and/or applicant screening are required. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and IIS earns fees for each user of the services. IIS also seeks out potential partnerships or alliances with other companies that may provide different aspects of the applicant screening process.

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

      The Company’s Live Scan products carry a one-year warranty and extended service is offered through a choice of maintenance contracts. Certain products that incorporate the Company’s enabling biometric technologies generally carry a 90-day warranty, with additional support available for a fee after the expiration of the warranty period. For equipment produced by other companies, the Company generally passes on to its customers the standard warranties provided by those manufacturers. The Company has field engineering and service personnel supporting its products throughout the United States.

Backlog

      Product sales are generally made pursuant to purchase orders, which can be subject to cancellation. The Company typically ships its products within sixty days of receipt of an order. The Company believes that backlog at any given time cannot be considered a meaningful indicator of future financial performance.

      Identix had product backlog of $8,100,000, $5,178,000 and $6,172,000 on June 30, 2004, 2003 and 2002 respectively.

Patents and Trademarks

      The Company’s ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. The Company principally relies upon patent, trademark, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of the Company’s business will depend in part on its proprietary technology and the Company’s protection of that technology. The Company holds 20 U.S. patents and 22 foreign patents related to biometric technology. See “Risk Factors”.

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

      A significant number of established and startup companies are developing and marketing software and hardware for fingerprint or other biometric security applications that could compete directly with the Company’s products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, signature recognition, hand geometry and voice. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for the Company’s products.

      Identix’ faces competition from a number of competitors who are actively engaged in developing and marketing biometrics or other security products, including Precise Biometrics AB, Secugen Corporation, SafLink Corporation, Authentec, Cognitec Systems GmbH, Neven Vision, Imagis, Sagem Morpho Inc., Cogent Systems, Inc., and Viisage Technology, Incorporated.

      The Company believes that the most important competitive factors for the Live Scan products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price, and reliability. Identix’ Live Scan products face competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including Smiths Heimann Biometrics GmbH, a division of British Smiths Group plc. CrossMatch Technologies, Inc. and Printrak International, Inc., a company owned by Motorola.

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

Manufacturing

      The Company limits its manufacturing activities to the assembly, repair, and testing of proprietary sub-assemblies. Printed circuit boards and other mechanical and optical assemblies are fabricated by highly automated, contract manufacturing partners. The Company believes this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. The Company believes that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. The Company’s physical access and network security products are fully outsourced to contract partners.

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

Employees

      As of August 1, 2004, Identix had 480 employees working in its products business, of whom 72 were engaged in research, development and engineering, 122 in production and customer support, 231 in sales, marketing and field service and 55 in general administration, finance and legal. None of Identix’ employees is represented by a union and Identix has never experienced a work stoppage. Management considers its employee relations to be healthy.

Financial Information about Segments

      For the financial information about the Company’s reportable segments, see Note 14 to the Consolidated Financial Statements.

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

      Our revenues are derived from the sale of biometric products. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and the products of our competitors;

•	customers’ perception of the perceived benefit of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

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

We derive a significant amount of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation without penalty and may produce volatility in earnings and revenue.

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

      Additionally, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted, and typically impose provisions that permit cancellation in the event that funds are unavailable to the public agency. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or result in the cancellation of the contract award entirely. There is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of third party protests. For example, in October 2003, the Company announced that is had been awarded a Blanket Purchase Order (“BPO”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million. The award was subsequently protested by one of our competitors who had been an unsuccessful participant in the bidding process for the BPO. Though the protest was ultimately resolved in favor of Identix, the protest resulted in substantial delays in DHS’ procurement of our technology under the BPO. Similar protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to Identix could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract, such as the BPO award to Identix, through the protest process or otherwise, could have a material adverse effect on our financial results and stock price.

      The ownership of our GSA Multiple Award IT-70 Schedule contract related to our product business was transferred to the buyer of our former wholly owned subsidiary, Identix Public Sector, Inc. (“IPS”), in February 2004. We entered into a reseller agreement with such third party concurrently with the closing of the sale of IPS, and we continue to sell our products through such reseller’s IT 70 Schedule. Such contract, now held by our reseller, is subject to future audit, and any material adverse findings or adjustments arising out of such audits may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. Furthermore, the current IT-70 contract, which has the been the subject of two monthly extensions since its original expiration date of June 30, 2004, is currently set to expire September 16, 2004. While efforts are underway by the reseller to obtain a multi-year extension to the original contract term, the failure to obtain such extension may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. The Company is in the process of applying for a new IT-70 Schedule contract, but there can be no assurance that we will successfully obtain such contract on a timely basis. Any failure to obtain such contract, or any significant delays we experience in obtaining such contract, could have a material adverse effect on our business operations, financial results and stock price.

      Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of matching funds from federal, state or local entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

      For the years ended June 2004 and 2003, we derived approximately 14% and 12% of our revenue directly from contracts relating to the U.S. Federal Government with no one governmental agency comprising more than 10% of the total revenues. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

      Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of availability of government funds;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully complete (i) development of complex designs and components, (ii) new product introductions that may result in improved gross margins or the inability to manufacture in volume or install certain of our complex products.

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges; and

•	the lack of availability or increase in cost of key components and subassemblies.

•	competitive pricing pressures

•	unpredictable product installation schedules

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

Our results of operations may be harmed by lack of governmental funding, credit and other policies.

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

      In connection with the Visionics merger, we recorded a substantial amount of goodwill. Generally accepted accounting principles requires that goodwill be tested for impairment at least annually and a non-cash charge to earnings must be recognized in the period any impairment of goodwill is determined. While we did not record an impairment of goodwill in fiscal year 2004, during the fourth quarter of fiscal year 2003, we recorded an impairment charge to goodwill in the amount of $154,799,000.

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

      The September 11, 2001 terrorist attacks, and continuing concerns about global terrorism, may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of the terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism, the war in Iraq, and the post-war reconstruction efforts in Iraq, may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.

We may need to raise additional equity or debt financing in the future.

      While we believe existing working capital will be adequate to fund our operating cash requirements for at least the next 12 months, we may need to raise additional debt or equity financing in the future, which may not be available to us. Even if we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and require us to implement certain cost reduction initiatives resulting in the curtailment of our operations.

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

      A significant portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some, but not all, of these relationships are formalized in written agreements. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

      For the fiscal years ending June 30, 2004 and June 30, 2003 we derived approximately 12% and 9% of our product revenues from international sales. We currently have a local presence in the United Kingdom.

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

One stockholders own a significant portion of our stock and may delay or prevent a change in control or adversely affect the stock price through sales in the open market.

      As of June 30, 2004, the State of Wisconsin Investment Board, owned approximately 8%, of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by a single stockholder or otherwise could adversely affect our stock price.

We may be subject to loss in market share and market acceptance as a result of manufacturing errors, delays or shortages.

      Performance failure in our products may cause loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall, or other contractual liabilities. The complexity of certain of our fingerprint readers makes the manufacturing and assembly process of such products, especially in volume, complex. This may in turn lead to delays or shortages in the availability of certain products, or, in some cases, the unavailability of certain products. The negative effects of any delay or failure could be exacerbated if the delay or failure occurs in products that provide personal security, secure sensitive computer data, authorize significant financial transactions or perform other functions where a security breach could have significant consequences. If a product launch is delayed or is the subject of an availability shortage because of problems with our ability to manufacture or assemble the product successfully on a timely basis, or if a product or service otherwise fails to meet performance criteria, we may lose revenue opportunities entirely and/or experience delays in revenue recognition associated with a product or service in addition to incurring higher operating expenses during the period required to correct the defects. There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims.

We may be subject to repair, replacement, reimbursement and liability claims as a result of products that fail to work or to meet applicable performance criteria.

      There is a risk that for unforeseen reasons we may be required to repair or replace a substantial number of products in use or to reimburse customers for products that fail to work or meet strict performance criteria. We attempt to limit remedies for product failure to the repair or replacement of malfunctioning or noncompliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain complex sale or licensing transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. We maintain warranty reserves as deemed adequate by management.

Failure by us to maintain the proprietary nature of our technology, intellectual property and manufacturing processes could have a material adverse effect on our business, operating results, financial condition, stock price, and on our ability to compete effectively.

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

      In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the remaining 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we didn’t already own. We subsequently re-named SIFC to Identix Identification Services, LLC. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. in fiscal 1999. We also acquired one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions, mergers and divestitures by Identix are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

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

Available Information

      The Company makes available free of charge on or through the Company’s Internet website Identix’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website address is www.identix.com. The information contained on the Company’s website is not part of this report.

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

      The Company has a customer service and sales office in Ontario, California, in approximately 9,600 square feet. The average monthly lease payment for the Ontario facility is $12,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2007.

      The Company leases approximately 5600 square feet of space in a facility in Eden Prairie, Minnesota. The average monthly lease payment for the Eden Prairie facility is $2,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2004.

      The Company leases approximately 2,000 square feet of space in a facility in Washington D.C. The average monthly lease payment for this Washington D.C. facility is $7,000 a month. The space is occupied under a lease expiring in January 2008. The Company subleases this facility to a third party. The sublease generates average monthly sublease proceeds of $7,000 per month.

      The Company leases space in two facilities in the United Kingdom. The first facility has average monthly lease payments of $1,500 and is located at Cirencester Business Park, Love Lane, Cirencester, Gloucestershire in the United Kingdom. The lease agreement for this facility expires in December 2006. The Company subleases this facility to a third party. The second United Kingdom facility which has average monthly lease payments of $1,900 and is located at Calleva Park, Aldermaston, Berkshire. The lease expires in June 2005.

      The Company also leases approximately 26,000 square feet of space in Los Gatos, California for its former administrative headquarters and manufacturing facility and approximately 31,000 square feet of space in Dublin, California for its former engineering, research and customer support facilities. The average monthly lease payment for the Los Gatos facility is $154,000 a month plus taxes, insurance and maintenance costs and the lease expires December 31, 2007. The average monthly lease payment for the Dublin facility is $45,000 a month plus taxes, insurance, and maintenance and the lease expires March 15, 2006. The facilities in Los Gatos and Dublin are currently vacant. The Company is currently subleasing approximately 19,000 square feet of the Dublin facility with subleases expiring in March 2006. The Company receives average monthly sublease proceeds from this facility of $10,000 per month. The Company is actively pursuing its option to sublease the remainder of the Dublin and the Los Gatos facilities.

      The Company leases approximately 15,800 square feet in a facility in Fairfax Virginia. The average monthly lease payment for the Fairfax facility is $36,000 per month plus taxes and insurance costs. The space is occupied under two leases, one for 3,600 square feet expiring February 2006 and a second lease for 12,200 square feet expiring in February 2009.

      The Company leases approximately 12,000 square feet in a facility in Springfield Illinois for the headquarters for its IIS subsidiary. The average monthly lease payment for the Springfield facility is $8,400 per month plus taxes and insurance costs. The space is occupied under a lease expiring in September 2008.

      In addition the Company leases certain equipment and furniture under operating leases that expire at various dates through July 2006.

Item 3.	Legal Proceedings

      On February 5, 2003, Roger Benson, an individual, filed a lawsuit seeking unspecified damages against the Company, Digital Biometrics, Inc. (“DBI”), and Visionics Corporation in California Superior Court, alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. He alleges that the fingerprint number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The lawsuit also alleges injuries from a 43-day incarceration after the plaintiff’s identity was allegedly mistaken for that of the felon because of the duplicate fingerprint number. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, and unfair business practices, among other theories of liability. On December 2, 2003, the court granted the Company’s motion for judgment on the pleadings, dismissing all of the plaintiff’s causes of action and granting leave to amend. The plaintiff filed amended complaints on January 14, 2004, and January 30, 2004. Additional individual plaintiffs were added to the amended complaint and the State of Oregon and the State of California, among others, were added as defendants. On May 11, 2004, the Court denied the Company’s motion to dismiss. While discovery in the case is continuing, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

      On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its earliest stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

      While it is not possible at this early stage of the proceedings to predict with precision and certainty the outcome of the actions discussed above, based on the facts and information currently available to the Company (which are subject to change based on discovery of further facts and information) the Company believes that liabilities and costs arising out of such actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security-Holders

      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 2004.

Supplemental Item.	Executive Officers of the Company

      The executive officers of the Company, and their ages as of August 1, 2004, are as follows:

Name	Age	Position

Joseph J. Atick	40	President, Chief Executive Officer and Director
Paul Griffin	42	Chief Technology Officer
Elissa J. Lindsoe	37	Chief Financial Officer
Mark S. Molina	45	General Counsel and Secretary
James H. Moar	55	Chief Operating Officer

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

      Elissa J. Lindsoe was named Chief Financial Officer of the Company in June 2004. Prior to joining Identix, she was Vice President & Treasurer of Secure Computing Corporation, a global provider of network security products. From 1997 to 2001, Ms. Lindsoe served as Director of Finance and Controller for Secure. Between 1990 and 1997, Ms. Lindsoe held various financial positions with increasing responsibility for MVE, Incorporated and Honeywell, Incorporated.

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

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the Nasdaq National Market, Inc. under the symbol IDNX.

      The following table sets forth the range of high and low closing prices as reported by Nasdaq for the fiscal periods indicated.

	High	Low

Fiscal year ended June 30, 2004
Fourth Quarter	$8.36	$5.67
Third Quarter	5.77	4.35
Second Quarter	6.13	4.26
First Quarter	7.18	5.27
Fiscal year ended June 30, 2003
Fourth Quarter	$6.99	$4.14
Third Quarter	5.24	3.27
Second Quarter	6.98	4.04
First Quarter	7.54	4.40

      The last reported sale price of the common stock, as reported by Nasdaq on August 31, 2004 was $4.60. As of August 31, 2004, there were 1727 stockholders of record.

      The Company has not paid any cash dividends on its capital stock during the last five fiscal years. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to the Company’s statements of operations data for the years ended June 30, 2004, 2003, and 2002 and with respect to the balance sheets at June 30, 2004 and 2003 are derived from the Company’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Company’s statements of operations data for all periods presented reflects the classification of Identix Public Sector as discontinued operations (see Note 3 to the Consolidated Financial Statements). Consolidated statements of operations data for the years ended June 30, 2001 and 2000 and consolidated balance sheet data at June 30, 2002, 2001, and 2000 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements for Identix and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended June 30,

	2004		2003		2002(4)		2001		2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$55,199		$52,684		$33,465		$38,156	(6)	$33,390
Loss from continuing operations	(23,667)		(183,940)		(49,380)		(26,046)		(14,614)
Income (loss) from discontinued operations	5,125	(1)	(3,434)		(6,058)		(1,554)		1,228
Loss before cumulative effect of a change in accounting principle	(18,542	)(2)	(187,374	)(3)	(55,438	)(5)	(27,600	)(8,9)	(13,386)
Cumulative effect of a change in accounting principle	—		—		—		(1,998	)(6)	—

Net loss	$(18,542)		$(187,374)		$(55,438)		$(29,598)		$(13,386)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.27)		$(2.16)		$(1.19)		$(0.77)		$(0.47)
Income (loss) from discontinued operations	$0.06		$(0.04)		$(0.14)		$(0.05)		$0.04
Loss before cumulative effect of a change in accounting principle	$(0.21)		$(2.20)		$(1.33)		$(0.82)		$(0.43)
Cumulative effect of a change in accounting principle	$—		$—		$—		$(0.06)		$—
Basic and diluted net income Loss per share	$(0.21)		$(2.20)		$(1.33)		$(0.88)		$(0.43	)(7)
Balance Sheet Data:
Cash and cash equivalents	$35,944		$34,712		$53,346		$20,777		$15,620
Working capital	45,822		53,397		63,239		32,440		34,546
Total assets	228,827		245,270		431,255		83,486		83,518
Stockholders’ equity	203,489		211,264		393,323		64,082		67,634

(1)	Includes a gain on the sale of IPS of $5,934,000 that was partially offset by the loss from discontinued operations of $809,000.

(2)	Includes special charges of $2,115,000 as discussed in the management discussion and analysis in the section entitled “special charges”.

(3)	Includes a write-off of $154,799,000 that is related to the impairment of goodwill as well as $6,327,000 of special charges.

(4)	Identix’ merger with Visionics Corporation was completed on June 25, 2002. Thus, Identix’ consolidated results of operation for the year ended June 30, 2002 reflects Visionics Corporation’s results of operations for only the three final business days of June 2002.

(5)	Includes $17,965,000 of special charges and a charge of $6,400,000 for the write-off of acquired in-process research and development.

(6)	Identix changed its method of accounting for revenue recognition effective July 1, 2000 to comply with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(7)	Assuming Identix’ accounting change to comply with SAB 101 was made retroactive to periods prior to July 1, 1999, the pro forma basic and diluted net loss per share for fiscal 2000 is $0.41.

(8)	Includes preferred stock and warrant expense of $1,259,000.

(9)	Includes charges for inventory write-offs and reserves of $1,843,000 and write-off of intangibles and other special charges of $2,674,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fiscal 2004

      Fiscal year 2004 was a year marked by significant positive and strategic change at Identix. The significant events that occurred were the disposition of Identix’ wholly owned subsidiary Identix Public Sector (IPS), the acquisition of technology from Delean Vision Worldwide, Inc., the acquisition of 100% ownership of Sylvan Identix Fingerprint Centers, LLC now renamed Identix Identification Services (IIS), and the streamlining of Identix’ operations with a reduction in force plan that reduced its total workforce by six percent. The Company believes these actions allow Identix to fully focus on it core biometric business while enhancing its biometric technology, expanding access to the commercial and civil markets while at the same time, streamlining its operations. In addition, on June 28, 2004, Identix was reconfirmed as the sole recipient of a Department of Homeland Security blanket purchase agreement valued at an estimated $27,000,000 over a 60-month period.

      On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In fiscal year 2004, the Company recognized income from discontinued operations of $5,125,000 of which $5,934,000 is attributable to the gain on the sale of IPS and $809,000 is attributable to the loss on the discontinued IPS operations from July 1, 2003 to the date of the sale. The IPS operations are presented in the Company’s Consolidated Statements of Operations for all periods presented as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 in cash. This amount is shown as proceeds from sale of businesses, net of transaction costs of $1,042,000, in the Consolidated Statement of Cash Flows for the year ended June 30, 2004. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against certain potential liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

      On February 23, 2004, the Company acquired the remaining 50% ownership of Sylvan Identix fingerprint Centers, LLC now known as Identix Identification services (IIS). IIS provides services to corporations and government agencies whereby IIS captures fingerprints and transmits the data for applicant background checks. IIS maintains a network of Identix live scan systems at processing centers across the country where certified technicians process applicants. In consideration for the remaining 50% interest in the joint venture, Identix paid Sylvan Learning Centers, Inc. $875,000 in cash. In addition, to satisfy employment agreement obligations the Company gave certain IIS employees Company stock valued at $749,000.

      On February 26, 2004, the Company announced that it had strategically refocused its operations towards its core competencies which resulted in a reduction in force of approximately 30 full time equivalent job positions, or approximately six percent of its workforce; the severance costs associated with this reduction in force was approximately $250,000. Following this reduction in force, the Company began to re-supplement its workforce and resources, and expects to continue to do so, in a manner that more sharply focuses its workforce and resources towards it core competencies and maximizes the benefits of its strategic re-alignment.

      On March 10, 2004, Identix acquired certain technology from Delean Vision Worldwide Inc. (Delean). The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. In exchange for the technology and intellectual property rights of Delean, the Company issued 675,000 shares of Identix common stock and a warrant with contingent future vesting rights in favor of Delean to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant vests upon the successful issuance of certain U.S. patents related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded as additional cost of the intangible assets at the time of vesting.

      On June 28, 2004, Identix was reconfirmed as the sole receipt of a Department of Homeland Security (DHS) blanket purchase agreement (BPA) with an estimated value of $27,000,000 over a 60 month period, although the exact amount and the number of live scan systems purchased, may vary depending on DHS’ actual future needs. DHS previously had awarded the BPA to Identix after the agency had conducted exhaustive evaluations, and subsequent revaluations, of all offerors’ proposals. After it was ruled that Identix was the sole recipient of the BPA, the DHS lifted the stop work order that had been in place as a result of the protest by an unsuccessful bidder, and instructed Identix to resume delivery of live scan systems under a previously issued initial purchase order.

Fiscal 2002

      On June 25, 2002, Identix completed its merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. As Identix’ merger with Visionics was consummated on June 25, 2002, Identix’ consolidated statements of operations for the fourth quarter and year ended June 30, 2002, reflect Visionics’ results of operations for the final three business days of June 2002. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics common stock was exchanged for 1.3436 shares of Identix, resulting in the issuance of an aggregate of 39,422,000 shares of Identix common stock for all outstanding shares of Visionics common stock. In addition, all options and warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of Identix common stock. The total purchase price was $334,818,000. (See Note 4 of Notes to Consolidated Financial Statements).

Critical Accounting Policies

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty obligations, revenue recognition as well as loss contingencies and restructurings. We base our estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for doubtful accounts:

      The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than the historical experience, estimates of the recoverability of amounts due could be adversely affected. The allowance for doubtful accounts was $1,124,000 and $3,026,000 at June 30, 2004 and 2003, respectively.

Goodwill impairments:

      Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. The Company performs a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of the reporting unit that the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate discount rate that incorporates the Company’s cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those estimated by management. A change in industry or market conditions or a downturn in the Company’s operations could result in a further impairment of goodwill. As of June 30, 2004, the Company completed its annual goodwill impairment analysis and had determined that goodwill was fairly stated. In fiscal year 2003, the Company completed its annual goodwill impairment analysis that resulted in the recording of an impairment charge of $154,799,000. Net goodwill was $141,213,000 and $140,945,000 at June 30, 2004 and 2003, respectively.

Inventory allowances:

      Inventories are recorded at the lower of standard cost or market, which approximates actual cost on a first-in-first-out basis, or market value. The Company writes down inventories to net realizable value based on forecasted demand and market conditions as well as the anticipated timing and impact of new product introductions. Actual demand, market conditions and timing of new product introductions may be different from those projected by management. These differences could have a material effect on gross margins and operating results. The inventory obsolescence reserve was $4,170,000 and $1,375,000 at June 30, 2004 and 2003, respectively. In addition, the inventory obsolescence provision was $3,563,000, $2,344,000 and $1,905,000 for the years ending June 30, 2004, 2003, and 2002 respectively.

Warranty obligations:

      The Company accrues for warranty obligations based on the expected material and labor usage costs to provide warranty services. If an increase in warranty claims are experienced, which is higher than the historical rate, gross margins and operating results could be adversely affected. The warranty reserve was $921,000 and $374,000 at June 30, 2004 and 2003, respectively.

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

      Certain of the Company’s equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, which superceded SAB No. 101. Revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as the Company’s TP3000A and TP3100A products as well as printers and other peripheral devices including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred.

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

      The Company also sells several stand-alone software products including ABIS systems, BioLogon and software developer kits. Revenue is recognized on software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed reasonably assured. VSOE is established based upon either sales of the element (e.g. maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

      Revenues related to IIS which was acquired in February 2004 are recognized as services are performed.

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

      The Company recorded reserves for the estimated cost to terminate or sublease excess facilities. The Company will continue to evaluate the commercial real estate market conditions quarterly to determine if the Company’s estimates of the amount and timing of future sublease income are reasonable, based on current and expected commercial real estate market conditions. If the Company determines that the estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made. Accrued lease exit costs were $7,600,000 and $12,151,000 at June 30, 2004 and 2003, respectively.

Results of Operations

Fiscal Years Ended June 30, 2004 and 2003

      Revenues. Revenues for fiscal 2004 were $55,199,000 compared to $52,684,000 for fiscal 2003. The revenues for fiscal 2004 increased by 5% from fiscal year 2003. This increase is primarily due to the addition of Identix Identification Services revenue in the second half of fiscal 2004. The Company expects fiscal year 2005 revenues to increase by 30-45% over fiscal year 2004 as large deployments are beginning to occur within governments worldwide.

      International sales accounted for $6,865,000 or 12% of the Company’s revenues for fiscal 2004, compared to $4,925,000 or 9% for fiscal 2003. The increase in international sales is primarily the result of two large international orders occurring during fiscal 2004, one for the Company’s live scan systems and the other for contracted custom development work. In addition, during the fiscal year 2004 there was increased revenue from smaller but more numerous international orders that contributed to the increase seen above. Identix is actively pursuing business in the international biometric market. The Company’s international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

      Gross Margin. Gross margin on revenues was 32% for fiscal 2004, compared to 33% in fiscal 2003. The decrease in gross margin was due to competitive pricing pressures related to the Company’s live scan systems, which were partially offset by increased sales of other higher margin products. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry. The Company expects gross margins to be lower in the first half of fiscal 2005 than in recent past quarters due to the Company’s upfront investment in specific customer programs that the Company believes will result in significant higher gross margins in the second half of fiscal year 2005 resulting in expected full year gross margins in the 35%-39% range.

      Research and Development. Research and development expenses were $9,675,000 or 18% of revenues for fiscal 2004, compared to $11,060,000 or 21% of revenues for fiscal 2003. The decrease in research and development expenses was the result of work that was being performed in relation to the Company’s TP-3000 livescan machines that took place in fiscal 2003 that didn’t take place in fiscal 2004. Now and in the future, Identix is committed to continue its focus on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

      Marketing and Selling. Marketing and selling expenses were $10,867,000 for fiscal 2004, compared to $12,137,000 for fiscal 2003. The percentage of marketing and selling expenses of total revenue was 20% and 23% for the twelve months ending June 30, 2004 and 2003, respectively. The decrease was due primarily to the recovery of several very old and previously fully reserved accounts receivable balances, which totaled approximately $737,000 in fiscal 2004 partially offset by bad debt expense of $198,000 in fiscal 2004. In addition, there was a net reduction in the marketing and selling head count that resulted in a savings of $403,000 in fiscal 2004.

      General and Administrative. General and administrative expenses were $13,814,000 or 25% of total revenues for fiscal 2004, compared to $12,930,000 or 24% of total revenues for fiscal 2003. The increase in general and administrative expense is related to four months of IIS general and administrative expense of

$618,00 in fiscal year 2004, which was not present in fiscal 2003, increased legal fees of $642,000 as well as fees of $70,000 associated with the search for a Chief Financial Officer. These increases were partially offset by lower information technology costs of $447,000.

      The Company expects operating expenses including Research, Development, Engineering, Marketing, Sales, General, Administrative, and Amortization of intangible assets to approximate $10,500,000 to $11,000,000 in each of the first through the fourth quarters of fiscal year 2005 respectively.

      Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $5,543,000 and $5,683,000 for fiscal year 2004 and 2003 respectively. The amortization of acquired intangibles relates primarily to intangible assets such as patents, licenses and trademarks.

      Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, the Company performed its annual assessment for goodwill impairment as of June 30, 2004 for all of the Company’s goodwill and it was determined that the fair value of the goodwill exceeded its carrying value and an impairment charge was not needed for fiscal year 2004.

      In fiscal year 2003, the Company performed its annual assessment for goodwill impairment for all of the Company’s goodwill and the fair value of the goodwill was determined using a weighted-average of both the market and income approaches. The market approach utilized public company comparables while the income approach was based on the present value of estimated future cash flows that the reporting unit is expected to generate over its estimated remaining life. In the application of the income approach, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. The Company engaged an independent valuation consultant to assist the Company in determining the fair values used in the impairment assessment. In the Company’s application of the income approach, it assumed a cash flow period of 10 years, a discount rate of 15%, and a terminal value based on the tenth year’s estimated future cash flows. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The results of this impairment assessment indicated that the implied fair value of the goodwill was less than its carrying value, resulting in a non-cash impairment charge of $154,799,000 at June 30, 2003.

      Special Charges. Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. Special charges consisted of the following for the periods presented:

	Twelve Months Ended June 30,

	2004	2003	2002

	(In thousands)
Restructuring related	$860	$6,327	$17,965
Employment agreement obligations	506	—	—
SIFC acquisition related	749	—	—

	$2,115	$6,327	$17,965

Fiscal 2004

      During the twelve months ended June 30, 2004, the Company incurred approximately $2,115,000 in special charges. These charges consisted of $860,000 related to restructuring, $506,000 related to payments made under the former Chairman of the Board’s employment agreement associated with his retirement in February 2004 and $749,000 for the value of shares of Company common stock issued to certain former Sylvan Identix Fingerprint Center (SIFC) employees in connection with the acquisition of 100% of SIFC (See Note 2). The restructuring charges included $610,000 related to an increase in the reserve on the sublease of the Company’s Northern California facilities and $250,000 related to a reduction in force of 6% of the Company’s workforce in February 2004. The increase of lease exit costs by $610,000 reflects an updated assessment by management of what the Company will recover under the current conditions of the Northern

California real estate market. The additional sublease reserve and the reduction in force expenses are reflected in the restructuring schedule below:

	For the Twelve Months Ended June 30, 2004

			Liabilities
	Restructuring		Satisfied in		Restructuring
	Liability as of		Connection with	Cash	Liability as of
	June 30, 2003	Additions	IPS Disposition	Payments	June 30, 2004

	(In thousands)
Severance and benefits	$614	$250	$—	$744	$120
Lease exit costs	12,151	610	2,267	2,894	7,600
Internal merger costs and other	31	—	—	31	—

Total	$12,796	$860	$2,267	$3,669	$7,720

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of June 30, 2004, $5,152,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $120,000 accrued for severance and benefits, $11,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through fiscal year 2008.

      In conjunction with the restructuring and other related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations

Fiscal 2003

      During the twelve months ended June 30, 2003, the Company recorded restructuring and other related charges totaling $10,206,000. Of this amount $6,327,000 is classified as special charges on the Consolidated Statements of Operations with the remaining amount classified in discontinued operations. For the twelve months ended June 30, 2003, these costs consisted of $2,283,000 related to employees with extended terminations to assist in the integration, $370,000 associated with the disposal of fixed assets, $4,940,000 related to lease exit costs and $2,613,000 in relocation costs.

      Of the lease exit costs of $4,940,000 recorded during the twelve months ended June 30, 2003, $3,879,000 was due to the sublease of a portion of its Fairfax, Virginia facility. The charge represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000 and a recovery on the closure of the Law Enforcement Solutions Division of $182,000.

      The following table represents a summary of restructuring and other related charges:

	For the Twelve Months Ended June 30, 2003

		Additions from	Additions from
	Liability as of	Continuing	IPS Discontinued	Non-Cash	Cash	Liability as of
	June 30, 2002	Operations	Operations	Charges	Payments	June 30, 2003

	(In thousands)
Severance and benefits	$2,493	$2,283	$—	$—	$4,162	$614
Disposal of fixed assets	—	370	—	370	—	—
Lease exit costs	10,340	1,061	3,879	388	2,741	12,151
Internal merger costs & other	814	2,613	—	—	3,396	31

Total	$13,647	$6,327	$3,879	$758	$10,299	$12,796

      Interest and Other Income (Expense), net. For fiscal 2004, interest and other income was $1,164,000 compared to $1,848,000 for fiscal 2003. The decrease for the twelve months ended June 30, 2004 is primarily the result of lower interest income of $708,000 in fiscal 2004 compared to interest income of $872,000 in fiscal 2003. In addition, there was a $458,000 net gain realized on the sale of investments in fiscal year 2003 that didn’t occur in fiscal year 2004.

      Interest Expense. Interest expense was $11,000 for fiscal year 2004, compared to $14,000 for fiscal year 2003. Interest expense in fiscal year 2004 and 2003 resulted from leases for office equipment.

      Provision for Income Taxes. The Company had income tax expense, consisting of certain State franchise taxes, in fiscal 2004 of $43,000 and $180,000 in fiscal 2003. In fiscal years 2004 and 2003, the Company’s effective tax rate was below the statutory rate due to a full valuation allowance being required on the net losses incurred. As of June 30, 2004 and 2003, the Company had federal net operating loss carryforwards of approximately $203,000,000 and $184,900,000 respectively, which may be available to offset future taxable income. The carryforwards expire on various dates from 2004 through fiscal 2024 and may be subject to certain limitations on annual utilizations due to changes in ownership, as defined by federal and state law.

      Equity Interest in Loss of Joint Venture. The equity interest in joint venture was a loss of $302,000 for fiscal year 2004 compared to a loss of $285,000 in fiscal year 2003 and represents the Company’s 50% share of the results of SIFC. In the third quarter of fiscal year 2004, the Company acquired 100% ownership of the joint venture for $875,000 in cash.

      Discontinued Operations. On February 13, 2004, the Company consummated the sale of IPS to Alion. In fiscal year 2004, the Company recognized income from discontinued operations of $5,125,000 of which $5,934,000 is attributable to the gain on the sale of IPS and $809,000 is attributable to the loss on the IPS discontinued operations from July 1, 2003 to the date of the sale. The IPS operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. During the twelve months ended June 30, 2004 and 2003, the Company recorded a loss from discontinued operations of $809,000 and $3,434,000, respectively. The decrease in the net loss on discontinued operations was primarily the result of $3,879,000 of restructuring related expenses occurring in fiscal 2003 that did not occur in fiscal 2004. The consolidated results for the twelve months ending June 30, 2004 and the historical consolidated results for the twelve months ended June 30, 2003 have been restated to reflect the discontinued IPS operations. See additional discussion in Note 3 of the Consolidated Financial Statements.

      The following table represents the summarized results for the discontinued operations:

	For the Twelve Months
	Ending June 30,

	2004*	2003

	(In thousands)
Revenue	$20,078	$39,830
Cost of sales	17,550	35,023
Operating Expenses	3,337	8,241

Net Loss	$(809)	$(3,434)

*	This period reflects activity only through February 13, 2004 as the disposition was consumated on that day.

Fiscal Years Ended June 30, 2003 and 2002

      Revenues. Revenues for fiscal 2003 were $52,684,000 compared to $33,465,000 for fiscal 2002. For fiscal 2003 the increase in total revenues of 57% is due to the merger between Visionics and Identix that took place on June 25, 2002. As a result, 2003 reflects twelve months operations as a combined company; whereas 2002 only reflects three business days of activity for Visionics this was partially offset by lower than anticipated demand for the Company’s products due to delayed customer-spending decisions.

      International sales accounted for $4,925,000 or 9% of the Company’s revenues for fiscal 2003, compared to $3,603,000 or 11% for fiscal 2002. The decrease as a percentage of revenue is the result of domestic revenue increasing significantly as the result of the Visionics merger. The former Visionics company had significantly less international revenue. The Company’s international sales are generally denominated in U.S. dollars. The Company monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

      Gross Margin. Gross margin on revenues was 33% for fiscal 2003, as compared to 29% in fiscal 2002. The increase gross margin was due to a change in the mix of products sold and reduced overhead expenses as a result of the Visionics merger. A primary contributor to the higher margin sales was an order from the DOD in the third quarter of fiscal year 2003, for 5.4 million user licenses for the Company’s BioEngine® fingerprint recognition technology. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

      Research and Development. Research and development expenses were $11,060,000 or 21% of revenues for fiscal 2003, compared to $10,620,000 or 32% of revenues for fiscal 2002. The increase of dollars in research and development expenses was the result of the Company’s continued emphasis on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

      Marketing and Selling. Marketing and selling expenses were $12,137,000 for fiscal 2003, compared to $12,604,000 for fiscal 2002. The percentage of marketing and selling expenses of total revenue was 23% and 38% for the twelve months ending June 30, 2003 and 2002, respectively. The decrease was due to improved cost controls in the areas of travel, consultants, and employee terminations that were not replaced including a small number of highly paid employees.

      General and Administrative. General and administrative expenses were $12,930,000 or 24% of total revenues for fiscal 2003, compared to $11,577,000 or 35% of total revenues for fiscal 2002. General and administrative expense increased in dollars from 2002 to 2003, while as a percentage of revenue it decreased. The decrease in general and administrative expressed as a percentage of revenue is the result of efficiencies realized from the Visionics merger.

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

      Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, the Company performed its annual assessment for goodwill impairment as of June 30, 2003 for all of the Company’s goodwill. The fair value of the product reporting unit was determined using a weighted-average of both the market and income approaches. The market approach utilized public company comparables while the income approach was based on the present value of estimated future cash flows that the reporting unit is expected to generate over its estimated remaining life. In the application of the income approach, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. The Company engaged an independent valuation consultant to assist the Company in determining the fair values used in the impairment assessment. In the Company’s application of the income approach, it assumed a cash flow period of 10 years, a discount rate of 15%, and a terminal value based on the tenth year’s estimated future cash flows. The assumptions supporting the cash flows, including the discount rate and estimated terminal value were determined using management’s best estimates available at the time the impairment assessment was made. The results of this impairment assessment indicated that the implied fair value of the goodwill was less than its carrying value, resulting in a non-cash impairment charge of $154,799,000 at June 30, 2003.

Special Charges

Fiscal 2003

      During the twelve months ended June 30, 2003, the Company recorded restructuring and other related charges totaling $10,206,000. Of this amount $6,327,000 is classified as special charges on the Consolidated Statements of Operations with the remaining amount classified in discontinued operations. For the twelve months ended June 30, 2003, these costs consisted of $2,283,000 related to employees with extended terminations to assist in the integration, $370,000 associated with the disposal of fixed assets, $4,940,000 related to lease exit costs and $2,613,000 in relocation costs.

      Of the lease exit costs of $4,940,000 recorded during the twelve months ended June 30, 2003, $3,879,000 was due to the sublease of a portion of its Fairfax, Virginia facility. The charge represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000 and a recovery on the closure of the Law Enforcement Solutions Division of $182,000.

      The following table represents a summary of restructuring and other related charges:

	For the Twelve Months Ended June 30, 2003

		Additions from	Additions from
	Liability as of	Continuing	IPS Discontinued	Non-Cash	Cash	Liability as of
	June 30, 2002	Operations	Operations	Charges	Payments	June 30, 2003

	(In thousands)
Severance and benefits	$2,493	$2,283	$—	$—	$4,162	$614
Disposal of fixed assets	—	370	—	370	—	—
Lease exit costs	10,340	1,061	3,879	388	2,741	12,151
Internal merger costs & other	814	2,613	—	—	3,396	31

Total	$13,647	$6,327	$3,879	$758	$10,299	$12,796

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of June 30, 2003 and 2002, $9,443,000 and $8,634,000 respectively of the restructuring liability is classified as long-term.

Fiscal 2002

      During the twelve months ended June 30, 2002, the Company recorded restructuring and other related charges totaling $18,798,000. Of this amount $17,965,000 is classified as special charges on the Consolidated Statements of Operations with the remaining amount classified in discontinued operations on the Consolidated Statements of Operations. The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

		Total Charges from		Cash Payments	Restructuring
	Total Charges from	IPS Discontinued	Non-Cash	through	Liability as of
	Continuing Operation	Operations	Charges	June 30, 2002	June 30, 2002

	(In thousands)
Severance and benefits	$6,093	$—	$900	$2,700	$2,493
Disposal of fixed assets	1,294	—	1,294	—	—
Lease exit costs	9,507	833	—	—	10,340
Internal merger costs and other	1,071	—	—	257	814

Total	$17,965	$833	$2,194	$2,957	$13,647

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

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California; Dublin, California; and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002 and the remaining liability at June 30, 2002 was $2,378,000. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of fixed assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease exit costs

      A charge of $9,507,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities in Northern California. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements. For the twelve months ended June 30, 2002, $833,000 of special charges related to lease exit costs are included in the income (loss) from discontinued operations in the Company’s Consolidated Statement of Operations.

Internal merger costs and other

      The Company incurred internal merger related costs of $587,000 during the period from the announcement of the merger through its completion. Of this amount, $257,000 was paid in the year ended June 30, 2002. The remaining balance is included in accounts payable in the consolidated balance sheet. These expenses were fully paid during fiscal year 2003.

      A charge of $484,000, mostly related to additional costs required to shutdown the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) was also recorded. In June 2001, management made the decision to exit LESD. The reserve for the disposal is included in other accrual liabilities in the consolidated balance sheet.

      Acquired In-Process Research and Development. In connection with the Company’s merger with Visionics in fiscal year 2002, the Company recorded a charge of $6,400,000 for the write-off of acquired in-process research and development (see Note 4 of the Consolidated Financial Statements).

      Interest and Other Income (Expense), net. For fiscal 2003, interest and other income was $1,848,000 compared to $914,000 for fiscal 2002. The increase for the twelve months ended June 30, 2003 is primarily the result of a net gain realized on the sale of investments of $458,000 during fiscal year 2003 and interest from investments totaling $872,000 for the twelve months ending June 30, 2003. Investment and interest income in fiscal 2002 was $212,000. The increase in interest and realized gains in fiscal 2003 is primarily the result of returns from higher average cash balances in fiscal 2003 compared to fiscal 2002. These items were partially offset by a loss on the disposal of fixed assets totaling $192,000 in fiscal year 2003.

      Interest Expense. Interest expense was $14,000 for fiscal year 2003, compared to $0 for fiscal year 2002. Interest expense in fiscal year 2003 resulted from leases for office equipment.

      Provision for Income Taxes. The Company had income tax expense, consisting of certain State franchise taxes, in fiscal 2003 of $180,000 and $46,000 in fiscal 2002. In fiscal years 2003 and 2002, the Company’s effective tax rate was below the statutory rate due to a full valuation allowance being required on the net losses incurred. As of June 30, 2003 and 2002, the Company had federal net operating loss carryforwards of approximately $184,900,000 and $156,674,000, respectively, which may be available to offset future taxable income. The carryforwards expire on various dates from fiscal 2004 through fiscal 2024 and may be subject to certain limitations on annual utilizations due to changes in ownership, as defined by federal and state law.

      Equity Interest in Income (Loss) of Joint Venture. The equity interest in joint venture was a loss of $285,000 for fiscal year 2003 compared to income of $329,000 in fiscal year 2002 and represents the Company’s 50% share of the results of SIFC. The decrease is the result of one-time occurrences in fiscal year 2002.

      Discontinued Operations. On February 13, 2004, the Company consummated the sale of IPS to Alion. The IPS operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations. During the twelve months ended June 30, 2003 and 2002, the Company recorded a loss from discontinued operations of $3,434,000 and $6,058,000, respectively. See additional discussion in Note 3 of the Consolidated Financial Statements. The decrease in the net loss on discontinued operations was the result of decreased discretionary spending and other operational efficiencies in fiscal year 2003.

      The following table represents the summarized results for the discontinued operations:

	For the Twelve Months
	Ending June 30,

	2003	2002

	(In thousands)
Revenue	$39,830	$39,725
Cost of sales	35,023	37,533
Operating Expenses	8,241	8,250

Net Loss	$(3,434)	$(6,058)

Liquidity and Capital Resources

      The Company financed its operations during the twelve months ended June 30, 2004, primarily from its working capital at June 30, 2003. As of June 30, 2004, the Company’s principal sources of liquidity consisted of $45,822,000 of working capital including $45,416,000 in cash and cash equivalents and short-term marketable securities.

      Cash used in operating activities was $12,942,000 during fiscal year 2004. The cash used in operations consisted primarily of the net loss of $18,371,000; increased gross inventories of $1,366,000, decreased accounts payable of $2,674,000 and decreased other liabilities of $3,172,000. These items were partially offset by noncash charges for depreciation and amortization of $7,822,000; gain on sale of discontinued operations of $5,934,000 and the provision for inventory obsolescence of $3,563,000. Cash provided by investing activities for the twelve months ended June 30, 2004 was primarily the result of $7,808,000 from the proceeds of the sale of discontinued operations, net of transaction costs and $1,307,000 from the cash acquired during the acquisition of IIS net of cash paid. Cash provided by financing activities for the twelve months ended June 30, 2004 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

      Cash used in operating activities was $26,721,000 during fiscal year 2003. The cash used in operations consisted primarily of the net loss of $187,374,000; decreased accounts payable of $2,702,000 and decreased accrued compensation of $2,489,000. These items were partially offset by noncash charges for the impairment of goodwill of $154,799,000; depreciation and amortization of $8,280,000; stock based compensation expense of $1,673,000 and $2,344,000 for the provision for inventory obsolescence. Cash provided by investing activities for the twelve months ended June 30, 2003 was primarily the result of net sales of marketable securities partially offset by additions to property, plant and equipment and intangible assets. Cash provided by financing activities for the twelve months ended June 30, 2003 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

      Cash used for operating activities was $25,343,000 during fiscal 2002. Cash used for operating activities primarily reflects a net loss of $55,438,000, decreased accounts payable of $2,924,000 and decreased deferred revenue of $906,000. This was partially reduced by increased other accrued liabilities of $9,511,000, decreased accounts receivable of $6,643,000 and increased accrued compensation of $2,862,000. In addition, cash used for operating activities in fiscal 2002 was reduced by non-cash charges for acquired in-process research and development of $6,400,000, amortization of intangibles and depreciation of $3,487,000, stock-based compensation expenses of $1,447,000, allowance for doubtful accounts of $1,439,000 and restructuring, write-offs and other merger related charges of $1,351,000. Cash provided by investing activities for the twelve months ended June 30, 2002 was primarily the result of net cash acquired in the Visionics merger partially offset by purchases of marketable securities and additions to property, plant and equipment. Cash provided by financing activities for the twelve months ended June 30, 2002 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options.

      The Company did not have any material capital purchase commitments at June 30, 2004. Currently, the Company’s anticipated cash requirements relate primarily to funding operations and paying remaining obligations related to restructuring and other merger related charges recorded in fiscal years 2004 and 2003.

      The Company currently occupies its headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research and development activities that expires in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. The Company also leases approximately 16,000 square feet in Fairfax, Virginia for certain operations including a potion of the Identix sales force with two leases, one expiring in March 2006 and the other one expiring in February 2009.

      Future net minimum lease payments for operating leases are as follows (in thousands):

	Occupied	Unoccupied or Sublet	Total

Periods or fiscal years ending June 30:
2005	$2,079	$2,451	$4,530
2006	1,887	2,512	4,399
2007	1,576	2,210	3,786
2008	1,279	1,132	2,411
2009	341	—	341
Thereafter	—	—	—

Total	$7,162	$8,305	$15,467

      Included in the above net future minimum payments for unoccupied or sublet facilities is $8,305,000 related to two leased facilities in Northern California that were vacated in connection the Company’s merger with Visionics.

      The Company’s existing line of credit was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate that was 4.25% at June 30, 2004. The line of credit expires on October 30, 2004. Until the Company establishes a net income before taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004, there were no amounts outstanding under this line of credit. The line of credit agreement contains financial, operating and reporting covenants. At June 30, 2004, the Company was in compliance with all covenants.

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

      Interest Rate Risk. Certain of the Company’s short-term and long-term marketable securities are classified as available-for-sale securities and the cost of securities sold is based on the specific identification method. At June 30, 2004, short-term marketable securities consisted of $7,975,000 of government securities, $506,000 of high-grade corporate bonds and $991,000 of commercial paper. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of the interest rate movements and maturities of investments.

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

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Identix Incorporated:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”, on July 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

July 29, 2004

IDENTIX INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	June 30,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$35,944	$34,712
Marketable securities — short-term	9,472	8,991
Accounts receivable, net	11,412	21,434
Inventories	7,171	9,920
Prepaid expenses and other assets	1,052	1,677

Total current assets	65,051	76,734
Marketable securities — long-term	—	505
Property and equipment, net	2,153	4,157
Goodwill	141,213	140,945
Acquired intangible assets, net	18,497	19,854
Other assets	1,913	3,075

Total assets	$228,827	$245,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,881	$8,025
Accrued compensation	2,948	3,593
Other accrued liabilities	4,992	4,522
Deferred revenue	6,408	7,197

Total current liabilities	19,229	23,337
Deferred revenue	462	419
Other liabilities	5,647	10,250

Total liabilities	25,338	34,006

Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; 0 and 234,558 shares issued and outstanding, respectively	—	3,702
Common stock, $0.01 par value; 200,000,000 shares authorized 88,429,821 and 85,944,951 shares issued and outstanding, respectively	884	859
Additional paid-in capital	549,956	536,173
Accumulated deficit	(347,193)	(328,651)
Deferred stock-based compensation	(14)	(663)
Accumulated other comprehensive loss	(144)	(156)

Total stockholders’ equity	203,489	211,264

Total liabilities and stockholders’ equity	$228,827	$245,270

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended June 30,

	2004	2003	2002

Revenues	$55,199	$52,684	$33,465
Cost and expenses:
Cost of revenues	37,660	35,057	23,871
Research and development	9,675	11,060	10,620
Marketing and selling	10,867	12,137	12,604
General and administrative	13,814	12,930	11,577
Amortization of acquired intangible assets	5,543	5,683	1,005
Impairment of Goodwill	—	154,799	—
Acquired in process research and development	—	—	6,400
Special Charges	2,115	6,327	17,965

Total costs and expenses	79,674	237,993	84,042

Loss from operations	(24,475)	(185,309)	(50,577)
Interest and other income, net	1,164	1,848	914
Interest expense	(11)	(14)	—
Equity interest in (loss)income of joint venture	(302)	(285)	329

Loss from continuing operations before income taxes	(23,624)	(183,760)	(49,334)
Provision for income taxes	(43)	(180)	(46)

Loss from continuing operations	(23,667)	(183,940)	(49,380)
Discontinued operations:
Loss from discontinued IPS operations	(809)	(3,434)	(6,058)
Gain on sale of IPS	5,934	—	—

Income (loss) from discontinued operations	5,125	(3,434)	(6,058)
Net loss	$(18,542)	$(187,374)	$(55,438)

Basic and diluted loss per share from continuing operations	$(0.27)	$(2.16)	$(1.19)
Basic and diluted income (loss) per share from discontinued operations	$0.06	$(0.04)	$(0.14)
Basic and diluted net loss per share	$(0.21)	$(2.20)	$(1.33)

Weighted average common shares used in basic and diluted loss per share computation	86,758	85,242	41,609

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share amounts)

	Convertible							Accumulated
	Preferred Stock		Common Stock				Deferred	Other
					Additional	Accumulated	Stock-based	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Compensation	Loss	Total

Balance June 30, 2001	234,558	$3,702	36,601,242	$366	$147,100	$(85,839)	$(1,066)	$(181)	$64,082
Components of comprehensive loss:
Net loss	—	—	—	—	—	(55,438)	—	—	(55,438)
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	—	—	35	35

Total comprehensive loss	—	—	—	—	—	—	—	—	(55,403)
Sale of common stock under stock option plans	—	—	976,884	10	4,306	—	—	—	4,316
Sale of common stock under employee stock purchase plan	—	—	139,417	1	694	—	—	—	695
Sale of common stock by private placement in December 2001, net of issuance costs	—	—	7,390,000	74	48,273	—	—	—	48,347
Issuance of common stock in connection with Visionics acquisition	—	—	39,421,959	394	305,128	—	—	—	305,522
Issuance of options and warrants in connection with Visionics acquisition	—	—	—	—	25,745	—	(2,178)	—	23,567
Issuance of common stock for services received relating to Visionics acquisition	—	—	121,556	1	749	—	—	—	750
Amortization of deferred stock-based compensation	—	—	—	—	—	—	704	—	704
Stock-based compensation	—	—	—	—	743	—	—	—	743

Balance June 30, 2002	234,558	3,702	84,651,058	846	532,738	(141,277)	(2,540)	(146)	393,323
Components of comprehensive loss:
Net loss	—	—	—	—	—	(187,374)	—	—	(187,374)
Cumulative Translation Adjustment	—	—	—	—	—	—	—	20	20
Change in Unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	(30)	(30)

Total comprehensive loss	—	—	—	—	—	—	—	—	(187,384)
Sale of common stock under stock option plans	—	—	779,221	8	2,357	—	—	—	2,365
Sale of common stock under stock Identix 401(k)Plan	—	—	104,921	1	345	—	—	—	346
Sale of common stock under employee stock purchase plan	—	—	127,170	1	557	—	—	—	558
Exercise of stock warrants	—	—	282,581	3	380	—	—	—	383
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,673	—	1,673
Elimination of deferred compensation related to terminated employees	—	—	—	—	(204)	—	204	—	—

Balance June 30, 2003	234,558	3,702	85,944,951	859	536,173	(328,651)	(663)	(156)	211,264
Components of comprehensive loss:
Net loss	—	—	—	—	—	(18,542)	—	—	(18,542)
Cumulative Translation Adjustment	—	—	—	—	—	—	—	11	11
Change in Unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	1	1

Total comprehensive loss									(18,530)
Sale of common stock under stock option plans	—	—	1,192,729	12	5,085	—	—	—	5,097
Sale of common stock under stock Identix 401(k)Plan	—	—	117,620	1	646	—	—	—	647
Issuance of common stock to IIS employees	—	—	143,402	2	747	—	—	—	749
Stock issued for acquisition of technology	—	—	675,000	7	3,416	—	—	—	3,423
Convertible preferred stock converted into common stock	(234,558)	(3,702)	234,558	2	3,700	—	—	—	—
Exercise of stock warrants	—	—	121,561	1	150	—	—	—	151
Issuance of stock options to consultants	—	—	—	—	39	—	—	—	39
Amortization of deferred stock-based compensation	—	—	—	—	—	—	649	—	649

Balance June, 2004	—	$—	88,429,821	$884	$549,956	$(347,193)	$(14)	$(144)	$203,489

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended June 30,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(18,542)	$(187,374)	$(55,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Goodwill	—	154,799	—
Gain on sale of discontinued IPS operations	(5,934)	—	—
Depreciation and amortization	7,822	8,280	3,487
Equity interest in loss (income) of joint venture	302	285	(329)
Realized gain on sales of marketable securities	(46)	(458)	—
Stock-based compensation expense	688	1,673	1,447
Amortization of premiums on marketable securities	—	16	—
Bad debt (recoveries) expense — net	(539)	801	1,439
Loss on disposal of equipment	188	265	72
Inventory obsolescence provision	3,563	2,344	2,448
Acquired in-process research and development	—	—	6,400
Non-cash special charges	1,609	758	1,351
Changes in assets and liabilities excluding impact of sale of IPS and acquisitions:
Accounts receivable	4,745	(2,335)	6,643
Inventories	(1,366)	(1,169)	(2,326)
Prepaid expenses and other assets	911	(539)	920
Accounts payable	(2,674)	(2,702)	(2,924)
Accrued compensation	(378)	(2,489)	2,862
Other accrued liabilities	(3,172)	1,045	9,511
Deferred revenue	(119)	79	(906)

Net cash used in operating activities	(12,942)	(26,721)	(25,343)

Cash flows from investing activities:
Cash acquired from Visionics acquisition, net of direct transaction costs	—	—	24,330
Proceeds from sale of IPS, net of transaction costs	7,808	—	—
Cash paid in acquisition, net of cash acquired	1,307	—	—
Net proceeds from the sales of marketable securities	21,000	42,472	—
Purchases of marketable securities	(20,929)	(36,144)	(15,607)
Additions of intangibles and other assets	—	(500)	(933)
Intangible asset refund	102	—	—
Proceeds from the sale of equipment	—	—	20
Capital expenditures	(1,009)	(1,393)	(3,292)

Net cash provided by investing activities	8,279	4,435	4,518

Cash flows from financing activities:
Proceeds from sales of common stock	5,895	3,652	53,394

Net cash provided by financing activities	5,895	3,652	53,394

Net increase (decrease) in cash and cash equivalents	1,232	(18,634)	32,569
Cash and cash equivalents at period beginning	34,712	53,346	20,777

Cash and cash equivalents at period end	$35,944	$34,712	$53,346

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2	$8	$—
Taxes	$94	$128	$—
Schedule of non-cash investing and financing activities:
Stock issued for acquisition of technology	$3,423	$—	$—
Conversion of preferred stock to common stock	$3,702	$—	$—
Issuance of common stock to IIS employees	$749	$—	$—
Common stock, options and warrants issued in connection with Visionics acquisition	$—	$—	$331,267
Common stock issued for services received relating to the Visionics acquisition	$—	$—	$750

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 —	The Company and Its Significant Accounting Policies

      Identix Incorporated (Identix or the “Company”) designs, manufactures, develops and markets solutions for security, anti-fraud, law enforcement and other applications. The principal markets for the Company’s products are the Americas, Asia, Australia, Europe and the Middle East.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Management Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Liquidity

      While the Company believes that existing working capital will be adequate to fund the Company’s current cash requirements through at least the next twelve months, the Company may need to raise additional debt or equity financing in the future. The Company may not be able to obtain additional debt or equity financing. If successful in raising additional financing, the Company may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on the Company’s financial performance and stock price and require the Company to implement certain cost reduction initiatives and curtail certain of its operations.

Joint Venture

      In September 1997, the Company entered into a joint venture agreement with Sylvan Learning Centers, Inc. (“Sylvan”) to form Sylvan/ Identix Fingerprinting Centers, LLC (“SIFC”) for the purpose of providing fingerprinting services. On February 23, 2004, the Company acquired the remaining 50% ownership of SIFC now known as Identix Identification services (IIS) (see Note 2 to the Consolidated Financial Statements). Prior to the acquisition of IIS, the Company derived license fees from SIFC, which were included within the interest and other (expense), net, line item of the consolidated statement of operations in addition to the Company’s equity interest in the income (loss) from the joint venture. License fees recognized from SFIC were $207,000, $332,000 and $388,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Revenue Recognition

      Certain of the Company’s equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”, which superceded SAB No. 101. Revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as the Company’s TP3000A and TP3100A products as well as printers and other peripheral devices including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred.

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

      The Company also sells several stand-alone software products including ABIS systems, BioLogon and software developer kits. Revenue is recognized on software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed reasonably assured. VSOE is established based upon either sales of the element (e.g., maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. Maintenance revenue is deferred and recognized rateably over the life of the service period of the related agreement.

      Revenues related to IIS which was acquired in February 2004 are recognized as services are performed.

Major Customers

      In fiscal 2004, 2003 and 2002, the Company had one customer, the United States government, which accounted for 14%, 12% and 4% respectively, of total revenue. No single agency of the U.S. government accounted for more than 10% of total revenue. No other customer accounted for more than 10% of total revenue.

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

Restricted Cash

      Restricted cash consists of cash balances held by a bank in the form of certificates of deposit. At June 30, 2004 and 2003, included in other assets are $1,761,000 and $2,192,000, respectively, of restricted cash held as collateral under the operating leases for the Company’s Los Gatos, California, and Dublin, California facilities as well for a letter of credit.

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

      The Company performs ongoing credit evaluations of its customers and provides for expected losses. Management believes that any risk of material loss is reduced due to the Company’s substantial number of federal government customers.

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

      The Company provides for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the year ended June 30, 2004, 2003, and 2002 the Company physically disposed of $768,000, $2,924,000 and $2,398,000 respectively of inventory due to obsolescence. The inventory obsolescence reserve was $4,170,000 and $1,375,000 at June 30, 2004 and 2003, respectively.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to ten years. The major asset classes and associated lives are as follows:

Class	Life

Tools and Dies	2 Years
Software	2 Years
Machinery and Equipment	3 Years
Furniture and Fixtures	10 Years
Capital Lease Equipment	Over life of the lease
Leasehold Improvements	Over life of the lease

      Depreciation of equipment held under capital leases and leasehold improvements are computed using the straight-line method and the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $1,979,000, $2,072,000 and $1,941,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

Intangible Assets and Goodwill

      Acquired intangible assets include developed technology, service/maintenance agreements, patents/core technology, trade name/trademark, order backlog and employee agreements. The acquired intangible assets are amortized over their estimated useful lives ranging from three months to four years, (see Note 4 and Note 8). Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses.

      The Company reviews intangible assets and goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The assessment for impairment of goodwill and other intangible assets requires the Company to make several estimates about fair value, many of which are based upon projected future cash flows.

Software Development Costs

      Certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. The period of time between technological feasibility and general release of products to customers is generally extremely short. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, the Company assigns an estimated economic life of one to five years to capitalized software costs. Research and development expenditures are charged to research and development in the period incurred. At June 30, 2004 and 2003, the net book value of the capitalized software costs was zero.

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

Product Warranty

      The Company provides a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on estimates made by management utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience. See Note 17 to the Consolidated Financial Statements.

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

Stock-Based Compensation

      The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25,

“Accounting for Stock Issued to Employees”. Additional pro forma disclosures on the Company’s stock plans are presented in Note 11. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS 123, SFAS 148 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company continues to measure compensation cost for the stock option plan using the intrinsic value method of accounting.

      Had Identix used the fair value method of accounting for its stock plans and charged compensation costs against operations over the vesting period, net loss and net loss per share for 2004, 2003 and 2002 would have been adjusted to the following pro forma amounts:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Net Loss as reported	$(18,542)	$(187,374)	$(55,438)
Add: Stock Based compensation expense included in reported net loss	649	1,673	1,206
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(3,836)	(8,257)	(10,736)

Proforma net loss	$(21,729)	$(193,958)	$(64,968)

Net Loss per share:
As Reported	$(0.21)	$(2.20)	$(1.33)
Proforma	$(0.25)	$(2.28)	$(1.56)
Shares	86,758	85,242	41,609

      The weighted average fair value at date of grant for options granted during fiscal 2004, 2003 and 2002 was $4.64, $3.61 and $4.72 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	June 30,

	2004	2003	2002

Expected life (years)	5.51	4.59	3.76
Risk free interest rate	4.00%	3.42%	3.93%
Volatility	88%	91%	93%
Dividend yield	—%	—%	—%

      The Company’s fair value calculations for employee’s stock purchase rights under the Employee Stock Purchase Plan (“ESPP”) were made using the Black-Scholes option-pricing model with weighted average assumptions based on the one-year purchase period of the ESPP. At June 30, 2004 and 2003 the ESPP was depleted of shares of common stock for issuance there under, and the Company has no plans to authorize or seek shareholder authorization for additional shares of common stock for issuance under the ESPP.

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

	June 30,	June 30,
	2004	2003

	(In thousands)
Cumulative translation adjustment	$(150)	$(161)
Unrealized gain on marketable securities	6	5

Total accumulated other comprehensive loss	$(144)	$(156)

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

      Options and warrants to purchase 7,213,910, 9,082,522 and 10,985,438 shares of common stock were outstanding at June 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at June 30, 2003 and were convertible into 235,558 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. These shares were converted to common stock during the third quarter of fiscal year 2004.

Note 2 —	Acquisitions

      On February 23, 2004, the Company acquired the remaining 50% ownership of SIFC from Sylvan. SIFC is now known as Identix Identification Services (IIS). The Company had previously held a 50% interest in this joint venture and accounted for its investment under the equity method of accounting. The complete results of operations of IIS have been included in the Company’s consolidated statement of operations since February 23, 2004. IIS provides services to corporations and government agencies whereby IIS captures fingerprints and transmits the data for applicant background checks. IIS maintains a network of Identix live scan systems at processing centers across the country where certified technicians process applicants. In consideration for Sylvan’s 50% interest in the joint venture, Identix paid Sylvan $875,000 in cash and paid acquisition costs of $50,000. At the date of acquisition, Identix had a negative investment in the joint venture of $235,000. The purchase price was allocated to other intangible assets of $840,000, goodwill of $268,000 and net liabilities of $418,000. The proforma impact of the IIS acquisition was not significant to the results of operations of the Company for the twelve months ended June 30, 2004.

      On March 10, 2004, the Company acquired certain technology from Delean Vision Worldwide Inc. (Delean). This transaction was accounted for as a purchase of assets. The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. In exchange for the technology and intellectual property rights, the Company issued to Delean 675,000 shares of Identix common stock with a value of $3,423,000. The purchase price was allocated to intangible assets. The Company also issued Delean a warrant with contingent future vesting rights to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant expires in March 2014 and vests based upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded as additional cost of the intangible assets at the time of vesting.

Note 3 —	Discontinued Operations

      On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In fiscal year 2004, the Company recognized income from discontinued operations of $5,125,000 of which $5,934,000 is attributable to the gain on the sale of IPS and

$809,000 is attributable to the loss on the IPS discontinued operations from July 1, 2003 to the date of the sale. The IPS operations are presented in the Company’s Consolidated Statements of Operations as discontinued operations for all periods presented. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of IPS, net of transaction costs of $1,042,000, in the Consolidated Statement of Cash Flows for the year ended June 30, 2004. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against certain potential liabilities, including breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

      The following table represents the summarized results for the discontinued operations:

	For the Twelve Months Ending
	June 30,

	2004*	2003	2002

	(In thousands)
Revenue	$20,078	$39,830	$39,725
Cost of sales	17,550	35,023	37,533
Operating Expenses	3,337	8,241	8,250

Net Loss	$(809)	$(3,434)	$(6,058)

*	These periods represent activity through February 13, 2004 as the disposition of IPS was consummated on that day.

Note 4 —	Merger with Visionics Corporation

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

      The total purchase price consisted of the following: (in thousands)

Value of Identix’ common stock issued	$305,522
Value of Visionics’ options and warrants assumed	25,745
Direct transaction costs	3,551

Total purchase price	$334,818

      The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Visionics was as follows: (in thousands)

Tangibles assets acquired:
Cash and cash equivalents	$27,130
Accounts receivable	4,810
Inventories	5,130
Prepaid expenses and other current assets	500
Property and equipment	2,153

Total tangible assets		$39,723
Amortizable intangible assets acquired:
Developed technology	16,100
Service/ Maintenance agreements	3,600
Patents/ Core technology	2,900
Tradename/ Trademark	500
Order backlog and employee agreements	300

Total amortizable intangible assets		23,400
Goodwill		273,099
In-process research and development		6,400
Fair value of liabilities assumed:
Accounts payable	3,052
Other accrued liabilities	2,690
Deferred revenue — current	3,484
Deferred revenue and other long-term liabilities	756

Total liabilities assumed		(9,982)
Deferred compensation		2,178

Net assets acquired		$334,818

      In accordance with SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”, all identifiable assets acquired were analyzed to determine their fair values and remaining useful lives. The amortizable intangible assets acquired have useful lives, as follows: Developed technology — 5 years; Service/ Maintenance agreements — 6 years; Patents/ Core technology — 6 years; Tradename/ Trademark — 3 years; Order backlog and employee agreements — 3 months to 4 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized, but will be tested for impairment at least annually. The goodwill has been assigned to the Company’s product reporting unit, which is also a reportable segment. The goodwill is not deductible for tax purposes. See discussion of fiscal year 2003 goodwill impairment in Note 9.

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

      Visionics’ product portfolio at the date of the merger consisted of four main product families: FaceIt, LiveScan, Identification Based Information System (“IBIS”), and Biometric Network Platform (“BNP”). FaceIt products were in the market and sold through resellers. As of June 25, 2002 (the “Valuation Date”), there were no significant in-process developments related to FaceIt products. Visionics had begun significant development efforts to enhance components of the LiveScan, IBIS, and BNP product offerings as of the Valuation Date. The in-process developments by family are: (1) LiveScan — 1000 dots per inch (“dpi”), (2) IBIS — 2nd Generation Remote Data Terminal (“RDT”), and (3) BNP — Automatic Biometric Identification System (“ABIS”).

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

      The following are the estimated fair value and stage of completion percentages for each of the in-process products as of the Valuation Date: (in thousands)

		Stage of
In-process Product	Fair Value	Completion

LiveScan — 1000 dpi	$1,800	21%
IBIS — 2nd Generation RDT	1,300	59%
BNP — ABIS	3,300	84%

Total	$6,400

      The biometric industry is a rapidly developing market that requires innovative technology to address the evolving needs of the consumer. Future success in the biometric industry will depend on the Company’s ability to achieve scientific and technological advances and to translate such advances into commercially competitive products on a timely basis that keep pace with competing technological developments and address the increasingly sophisticated needs of its customers. Visionics’ in-process products are at various stages of development that require further research and development to determine technical feasibility and commercial viability. Current engineering efforts are focused on adding the planned functionalities to the LiveScan, IBIS, and BNP line of products. Developing the new product releases is time-consuming, costly, and complex. There is risk that the developments will not be competitive with other products using alternative technologies that offer comparable functionalities. The IBIS second generation RDT and the BNP ABIS products were completed in fiscal 2003. The completion date for the LiveScan 1000 dpi is anticipated to occur before the end of fiscal year 2005.

Service/ Maintenance agreements

      The existing service/maintenance agreements relate to the revenue generated by Visionics from fees that users pay when they subscribe to a Visionics service/maintenance contract. The income approach was used in estimating the fair value of the service/maintenance agreements. The net cash flows were estimated using the on-going income expected to be generated from the existing service/maintenance agreements in place as of the Valuation Date. A discount rate of 15% was used to discount the net cash flows to their present value.

Patents/ Core technology

      The acquired patents/core technology represents a series of filed patent applications and a patents/core modular architecture that is used in each of Visionics products. Together, they form a major part of the platform of both the current and planned future releases. In estimating the fair value of patents/core technology, a variation of the income approach, the royalty savings approach, was used. In the application of the royalty savings approach, the value of the patents/core technology was estimated by capitalizing the royalties saved because Visionics owned the technology. An estimated 3.0% royalty rate was used as the approximate royalty rate that could be attributable to the patents/core technology. A discount rate of 21% was used to discount the estimated future royalties saved to their present value.

Unaudited pro forma information

      The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, assuming the acquisition of Visionics occurred on July 1, 2001: (in thousands, except per share amounts)

Fiscal Year Ended
June 30, 2002

Revenues	$105,079
Net loss before cumulative effect of change in accounting principle	$(42,088)
Loss per share — basic and diluted	$(.52)
Common shares used in basic and diluted loss per share computation	80,491

Note 5 —	Special Charges

Special Charges

      Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. Special charges consisted of the following for the periods presented:

	Twelve Months Ended June 30,

	2004	2003	2002

	(In thousands)
Restructuring related	$860	$6,327	$17,965
Employment agreement obligations	506	—	—
SIFC acquisition related	749	—	—

	$2,115	$6,327	$17,965

Fiscal 2004

      During the twelve months ended June 30, 2004, the Company incurred approximately $2,115,000 in special charges. These charges consisted of $860,000 related to restructuring, $506,000 related to payments made under the former Chairman of the Board’s employment agreement associated with his retirement in February 2004 and $749,000 for the value of shares of Company common stock issued to certain former Sylvan Identix Fingerprint Center (SIFC) employees in connection with the acquisition of 100% of SIFC (See Note 2). The restructuring charges included $610,000 related to an increase in the reserve on the sublease of the Company’s Northern California facilities and $250,000 related to a reduction in force of 6% of the Company’s workforce in February 2004. The increase of lease exit costs by $610,000 reflects an updated assessment by management of what the Company will recover under the current conditions of the Northern California real estate market. The additional sublease reserve and the reduction in force expenses are reflected in the restructuring schedule below:

	For the Twelve Months Ended June 30, 2004

			Liabilities
	Restructuring		Satisfied in		Restructuring
	Liability as of		Connection with	Cash	Liability as of
	June 30, 2003	Additions	IPS Disposition	Payments	June 30, 2004

	(In thousands)
Severance and benefits	$614	$250	$—	$744	$120
Lease exit costs	12,151	610	2,267	2,894	7,600
Internal merger costs and other	31	—	—	31	—

Total	$12,796	$860	$2,267	$3,669	$7,720

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payment. As of June 30, 2004, $5,152,000 of the above restructuring liability is classified as long-term. Management currently believes that of the $120,000 accrued for severance and benefits, $11,000 will be paid over the next twelve months with the remaining balance being paid through 2013 with the lease exit costs being paid over the remaining term of the leases. The leases expire at various dates through fiscal year 2008.

      In conjunction with the restructuring and other related charges recorded, the Company made certain estimates regarding future sublease income that have a significant impact on its anticipated cash obligations and restructuring reserves. Although the Company believes that the lease commitment estimates are appropriate in the circumstances, future changes in real estate markets could impact the ultimate amount of cash paid to resolve these obligations.

Fiscal 2003

      During the twelve months ended June 30, 2003, the Company recorded restructuring and other related charges totaling $10,206,000. Of this amount $6,327,000 is classified as special charges on the Consolidated Statements of Operations with the remaining amount classified in discontinued operations. For the twelve months ended June 30, 2003, these costs consisted of $2,283,000 related to employees with extended terminations to assist in the integration, $370,000 associated with the disposal of fixed assets, $4,940,000 related to lease exit costs and $2,613,000 in relocation costs.

      Of the lease exit costs of $4,940,000 recorded during the twelve months ended June 30, 2003, $3,879,000 was due to the sublease of a portion of its Fairfax, Virginia facility. The charge represented the difference between the remaining lease obligation of $5,222,000, abandoned property and equipment of $445,000 and costs to sublet the facility of $375,000, partially offset by estimated sublease income of $1,981,000 and a recovery on the closure of the Law Enforcement Solutions Division of $182,000.

      The following table represents a summary of restructuring and other related charges:

	For the Twelve Months Ended June 30, 2003

		Additions from	Additions from
	Liability as of	Continuing	IPS Discontinued	Non-Cash	Cash	Liability as of
	June 30, 2002	Operations	Operations	Charges	Payments	June 30, 2003

	(In thousands)
Severance and benefits	$2,493	$2,283	$—	$—	$4,162	$614
Disposal of fixed assets	—	370	—	370	—	—
Lease exit costs	10,340	1,061	3,879	388	2,741	12,151
Internal merger costs & other	814	2,613	—	—	3,396	31

Total	$13,647	$6,327	$3,879	$758	$10,299	$12,796

Fiscal 2002

      During the twelve months ended June 30, 2002, the Company recorded restructuring and other related charges totaling $18,798,000. Of this amount $17,965,000 is classified as special charges on the Consolidated Statements of Operations with the remaining amount classified in discontinued operations on the Consolidated Statement of Operations. The Company recorded the following restructuring and other related charges during the fiscal year ended June 30, 2002:

	Total Charges	Total Charges
	from	from IPS		Cash Payments	Restructuring
	Continuing	Discontinued	Non-Cash	through	Liability as of
	Operation	Operations	Charges	June 30, 2002	June 30, 2002

	(In thousands)
Severance and benefits	$6,093	$—	$900	$2,700	$2,493
Disposal of fixed assets	1,294	—	1,294	—	—
Lease exit costs	9,507	833	—	—	10,340
Internal merger costs and other	1,071	—	—	257	814

Total	$17,965	$833	$2,194	$2,957	$13,647

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

      In June 2002, in connection with the Company’s merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California; Dublin, California; and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in a charge of $3,481,000 relating primarily to severance and fringe benefits. Related cash payments of $1,103,000 were made during the fiscal year ended June 30, 2002 and the remaining liability at June 30, 2002 was $2,378,000. In connection with the June 2002 terminations, certain stock options were subject to remeasurement and acceleration resulting in a non-cash charge of $900,000.

Disposal of fixed assets

      A non-cash charge of $1,294,000 was recorded for the write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of the Company’s Los Gatos, California and Dublin, California facilities.

Lease exit costs

      A charge of $10,340,000 was recorded for the estimated cost to terminate or sublease two excess leased facilities in Northern California. The estimate is based on current comparable rates for leases in respective markets. Should facilities rental rates continue to decrease in these markets or should it take longer than expected to sublease these facilities, the actual loss could exceed this estimate. The costs are expected to be paid through fiscal 2008, based on the underlying lease agreements. For the twelve months ended June 30, 2002, $833,000 of special charges related to lease exit costs are included in the income (loss) from discontinued operations in the Company’s Consolidated Statement of Operations.

Internal merger costs and other

      The Company incurred internal merger related costs of $587,000 during the period from the announcement of the merger through its completion. Of this amount, $257,000 was paid in the year ended June 30, 2002. The remaining balance is included in accounts payable in the consolidated balance sheet. These expenses were fully paid during fiscal year 2003.

      A charge of $484,000, mostly related to additional costs required to shutdown the Company’s Virginia Beach-based Law Enforcement Solutions Division (“LESD”) was also recorded. In June 2001, management made the decision to exit LESD. The reserve for the disposal is included in other accrual liabilities in the consolidated balance sheet.

Note 6 —	Balance Sheet Detail

	June 30,

	2004	2003

	(In thousands)
Accounts receivable:
Commercial and other	$11,669	$14,552
United States Government:
Billed	790	4,089
Unbilled	—	5,769
Other receivables	77	50
Less: allowance for doubtful accounts	(1,124)	(3,026)

	$11,412 (a)	$21,434

Inventories:
Purchased parts and materials	$1,620	$3,351
Work-in-process	4,361	4,893
Finished goods, including spares	1,190	1,676

	$7,171	$9,920

Property and equipment:
Manufacturing, test and office equipment	$5,632	$4,449
Furniture and fixtures	1,284	3,296
Leasehold improvements	543	1,889

	7,459	9,634
Less: accumulated depreciation and amortization	(5,306)	(5,477)

	$2,153 (a)	$4,157

Acquired intangible assets:
Purchased technology	$32,750	$28,563
Patents and licenses	204	204
Capitalized software development costs	179	1,465
Less: accumulated amortization	(14,636)	(10,378)

	$18,497	$19,854

	June 30,

	2004		2003

	(In thousands)
Other assets:
Deposits	$1,913		$2,573
Receivables from Company’s 50% owned SIFC joint venture	—		79
Other assets	—		423

	$1,913		$3,075

Accrued compensation:
Salary and wages	$1,016		$925
Severance	136		492
Benefits	1,724		1,962
Payroll taxes	72		214

	$2,948		$3,593

Other accrued liabilities
Lease exit costs	$2,448		$2,708
Other accrued liabilities	2,544		1,814

	$4,992		$4,522

Other accrued liabilities-noncurrent
Lease exit costs	$5,152		$9,443
Severance	85		96
Other accrued liabilities	410		711

	$5,647	(a)	$10,250

(a)	The decrease is due primarily to the divestiture of the Company’s IPS subsidiary during fiscal year 2004.

Note 7 —	Line of Credit

      The Company’s existing line of credit was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest plus 4.25% at June 30, 2004. The line of credit expires on October 30, 2004. Until the Company establishes a net income before taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004, there were no amounts outstanding under this line of credit. The line of credit agreement contains financial, operating and reporting covenants. At June 30, 2004, the Company was in compliance with all covenants.

Note 8 —	Intangible Assets

      The Company’s intangible assets at June 30, were comprised of the following:

	June 30, 2004			June 30, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)			(In thousands)
Acquired intangible assets:
Developed technology	$16,100	$(6,484)	$9,616	$16,100	$(3,264)	$12,836
Service/maintenance agreements	4,440	(1,287)	3,153	3,600	(608)	2,992
Patents/core technology	11,410	(5,895)	5,515	8,063	(4,443)	3,620
Tradename/Trademark	500	(337)	163	500	(169)	331
Order backlog and employee contracts	300	(250)	50	300	(225)	75
Patents and licenses	204	(204)	—	204	(204)	—
Capitalized software development costs	179	(179)	—	1,465	(1,465)	—

	$33,133	$(14,636)	$18,497	$30,232	$(10,378)	$19,854

      Aggregate amortization expense amounted to $5,543,000, $5,683,000 and $1,005,000, for the years ended June 30, 2004, 2003 and 2002, respectively. The increase in the gross carrying amount and accumulated amortization from fiscal 2003 to fiscal 2004 is primarily the result of additional intangibles acquired as a result of the IIS and Delean acquisitions totaling $4,287,000 in fiscal year 2004. This was partially offset by the disposal of fully amortized intangibles of $1,286,000 in connection with the IPS disposition. The increase in the amortization expense from fiscal 2002 to fiscal 2003 is due to the intangibles acquired in the Visionics acquisition.

      Estimated amortization expense of intangible assets for each of next five fiscal years is as follows (in thousands):

For year ended June 30, 2005	$5,093
For year ended June 30, 2006	$4,930
For year ended June 30, 2007	$4,861
For year ended June 30, 2008	$1,573
For year ended June 30, 2009	$429
Thereafter	$1,611

Total	$18,497

Note 9 —	Goodwill

      Effective July 1, 2001 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result of SFAS No. 142, goodwill is no longer subject to amortization, but is instead subject to periodic (at minimum, on an annual basis) impairment testing. Intangible assets that have finite useful lives will continue to be amortized over their respective useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.

      In accordance with SFAS 142, the Company performed its annual assessment for goodwill impairment as of June 30, 2004 and 2003, for all of the Company’s goodwill. The fair value of the goodwill was determined using a weighted-average of both the market and income approaches. The market approach utilized public company comparables while the income approach was based on the present value of estimated future cash flows that the reporting unit is expected to generate over its estimated remaining life. In the application of the income approach, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ materially from these estimates. The Company engaged an independent valuation consultant to assist the Company in determining the fair values used in the impairment assessment. In the Company’s application of the income approach, it assumed a cash flow period of 10 years, a discount rate of 15%, and a terminal value based on the tenth year’s estimated future cash flows. The assumptions supporting the cash flows, including the discount rate and estimated terminal value, were determined using management’s best estimates available at the time the impairment assessment was made. The results of this impairment assessment indicated that the implied fair value of the goodwill was not less than its carrying value for fiscal year 2004. For fiscal year 2003, the same analysis was done and it indicated that the implied fair value of goodwill was less than its carrying value. This resulted in a non-cash impairment charge of $154,799,000 at June 30, 2003.

      The change in the carrying amount of goodwill for the year ended June 30, 2004 resulted solely from the acquisition of 100% ownership of IIS. For the year ended June 30, 2003 the change in the carrying amount of goodwill resulted solely from the impairment of the Company’s goodwill and is as follows:

	June 30,	June 30,
	2004	2003

	(In thousands)
Balance at the beginning of the year	$140,945	$295,744
Additions to goodwill related to the acquisition of IIS	268	—
Impairment of goodwill	—	(154,799)

Balance at the end of the year	$141,213	$140,945

      At both June 30, 2004 and 2003, $140,945,000 of the goodwill was attributable to the biometric systems reporting unit with the balance of goodwill for fiscal year 2004 attributable to the “other” reporting unit.

Note 10 —	Marketable Securities

      The Company’s portfolio of marketable securities at June 30, 2004 and 2003 consists of the following:

	Fiscal Year Ended June 30, 2004

		Gross
		Unrealized
	Cost	Gains	Fair Value

	(In thousands)
U.S. government and agency obligations	$7,975	$—	$7,975
Commercial Paper	991	—	991
Corporate Bonds	500	6	506

	$9,466	$6	$9,472

	Fiscal Year Ended June 30, 2003

		Gross
		Unrealized
	Cost	Gains	Fair Value

	(In thousands)
Corporate Bonds	$6,965	$—	$6,965
U.S. government and agency obligations	2,526	5	2,531

	$9,491	$5	$9,496

	June 30,

	2004	2003

	(In thousands)
Included in:
Marketable securities — short-term	$9,472	$8,991
Marketable securities — long-term	—	505

Total	$9,472	$9,496

      The Company’s portfolio of marketable securities by contractual maturity at June 30, 2004 and 2003 is as follows:

	June 30,

	2004	2003

	(In thousands)
Due in one year or less	$9,472	$8,991
Due after one year	—	505

Total	$9,472	$9,496

Note 11 —	Capital Stock

Convertible Preferred Stock

      In July 2000, the Company entered into a Securities Purchase Agreement with Motorola, Inc. (“Motorola”), whereby the Company sold 234,558 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at $15.99 per share, resulting in cash proceeds to the Company of $3,702,000, net of issuance costs. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws. However, Motorola has demand registration rights, which were effective beginning on January 7, 2001. In the third quarter of fiscal year 2004, Motorola converted the 234,558 shares of Series A Convertible Preferred Stock into 234,558 shares of common stock.

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

Common Stock

      In connection with the Company’s merger with Visionics (see Note 4), the Company issued an aggregate of 39,422,000 shares of Identix common stock for all outstanding shares of Visionics common stock.

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

      In July 1995, the stockholders approved the Identix Incorporated Equity Incentive Plan (“1995 Plan”). The 1995 Plan will expire in 2005. In October 1997, 1998 and 2000, the stockholders amended the 1995 Plan so that a total of 4,700,000 shares of the Company’s common stock were reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors of and consultants to the Company.

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

      In connection with the acquisition of Visionics, the Company has assumed Visionics’ stock option plans. Approximately 3,225,128 shares of the Company’s common stock have been reserved for issuance under the assumed plans and the related options are included in the following table:

	Shares
	Available	Options	Weighted
	for Grant	Outstanding	Average Price

Balance as of June 30, 2001	1,435,090	6,288,382	$9.77
Shares reserved upon adoption of amendment to 2002 Plan	5,800,000	—
Shares reserved for Visionics assumed options	3,225,128	—
Shares assumed for Visionics acquisition	(3,225,128)	3,225,128	$4.93
Options granted	(2,124,794)	2,124,794	$7.86
Options exercised	—	(976,884)	$4.25
Options canceled	1,292,943	(1,292,943)	$11.46
Options canceled and expired	—	(14,037)	$11.46

Balance as of June 30, 2002	6,403,239	9,354,440	$7.61
Shares reserved upon adoption of amendment to Director’s Plan	450,000	—
Options granted	(2,008,118)	2,008,118	$4.66
Options exercised	—	(779,221)	$2.77
Options canceled	2,323,673	(2,323,673)	$10.10

Balance as of June 30, 2003	7,168,794	8,259,664	$6.62
Options granted	(1,450,023)	1,450,023	$5.69
Options exercised	—	(1,192,729)	$4.29
Options canceled	2,162,648	(2,162,648)	$8.55

Balance as of June 30, 2004	7,881,419	6,354,310	$6.21

      During fiscal 2004 and 2003, the Company recognized expense of $649,000 and $1,673,000 respectively, primarily as a result of amortization of the intrinsic value of the employee stock options assumed in the Visionics merger as well as $39,000 of expense related to stock options that were granted to a consultant in fiscal year 2004. During fiscal 2002, the Company recognized expense of $1,447,000 for stock options granted to employees at exercise prices below fair market value at the time of grant, for a remeasurement charge related to the modification of stock option terms upon termination of the Company’s former CEO and for stock options granted to non-employees.

      The following table summarizes options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable

Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number	Remaining Life	Exercise Price	Number	Exercise Price

		(in years)
$0.26-$1.01	408,570	5.49	$0.80	402,043	$0.80
$1.08-$2.98	264,122	3.41	2.29	264,122	2.29
$3.26-$3.35	105,857	2.90	3.33	105,857	3.33
$3.91-$4.45	719,045	7.00	4.21	344,055	4.12
$4.61-$4.88	734,889	8.34	4.74	222,558	4.72
$4.95-$5.27	950,231	8.45	5.18	276,386	4.96
$5.31-$6.19	1,086,900	7.86	5.86	672,700	5.82
$6.30-$7.95	789,404	7.32	7.12	395,031	7.52
$8.10-$11.32	921,638	5.26	10.20	702,293	10.14
$11.47-$14.97	338,654	5.94	14.09	332,789	14.08
$16.38-$16.38	35,000	6.01	16.38	34,271	16.38

	6,354,310	6.93	$6.21	3,752,105	$6.49

Employee Stock Purchase Plan

      On October 30, 1998, the Company adopted an employee stock purchase plan (“ESPP”), through which qualified employees of the Company may participate in stock ownership of the Company. The cost of each share purchased was 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) June 30 and December 31 purchase date. Pursuant to the ESPP, 0, 127,170, and 139,417, shares were issued at a weighted average price of $0, $4.39, and $4.99 per share during fiscal 2004, 2003 and 2002, respectively. At June 30, 2004 and 2003 the ESPP was depleted of shares of common stock for issuance thereunder, and the Company has no current plans to authorize or seek shareholder authorization for additional shares of common stock for issuance under the ESPP.

Defined Contribution Plan

      The Company has a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby an eligible employee may contribute a portion of their earnings, not to exceed annual amounts allowable under the Code. In addition, the Company may also make contributions at the discretion of the Board of Directors. For the years ended June 30, 2004, 2003 and 2002, the Company provided for matching contributions in Identix common stock totaling $605,000, $538,000 and $360,000, respectively.

Warrants

      In connection with the Company’s merger with Visionics (see Note 4), all warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into warrants to purchase 635,211 shares of the Company’s common stock at exercise prices ranging from $1.24 per share to $12.55 per share. All the warrants issued are immediately exercisable and expire at various dates through October 23, 2006. Warrants to purchase 410,860, 142,344 and 82,007 shares of common stock had per share exercise prices ranging from $1.24 to $1.40, from $4.22 to $5.82 and from $9.83 to $12.55, respectively.

      In connection with the private placement of the Company’s common stock in July 1999, the Company issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. The Company also issued a fully exercisable warrant on July 1, 1999 to purchase 33,186 shares of common stock for $10.85 per share to the broker who arranged the private placement. In April 2000, warrants to purchase 905,798 of the Company’s common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000. At June 30, 2004 and 2003 these warrants were still outstanding.

      In connection with the private placement of the Company’s Series A Convertible Preferred Stock, the Company issued to the investor a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant is immediately exercisable and expires on July 7, 2005. The Company determined the fair value of the warrant using the Black-Scholes option pricing model and, based on the net cash proceeds received from the sales of Series A Preferred Stock the relative fair value of the warrant totaled $1,259,000. During fiscal year 2004 the preferred shares were converted to common shares.

      Identix acquired certain technology from Delean on March 10, 2004 (see Note 2 to the Consolidated Financial Statements. In exchange for the technology and intellectual property rights of Delean, the Company issued 675,000 shares of Identix common stock and a warrant with contingent future vesting rights in favor of Delean to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant vests upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded as additional cost of the intangible assets at the time of vesting.

Note 12 —	Related Party Transactions

      A member of the Board of Directors presently serves as chairman of the board of, and owns 38% of Integrated Manufacturing Solutions, Inc., (“IMS”), a manufacturer of integrated circuit boards that provides manufacturing services to the Company. IMS billed the Company approximately $0, $82,000 and $1,076,000 in fiscal 2004, 2003 and 2002, respectively. There were no amounts outstanding to IMS at June 30, 2004 and 2003, respectively.

      The Company purchases certain complete biometric security products, research and development, engineering and administrative services from International Technology Concepts, Inc. (“IT Concepts”). Two former officers and shareholders of the Company are directors, officers and principal shareholders of IT Concepts. IT Concepts billed the Company approximately $1,036,000, $1,173,000 and $5,263,000 in fiscal year 2004, 2003, and 2002 respectively. Amounts outstanding to IT Concepts at June 30, 2004 and 2003 were approximately $84,000 and $61,000, respectively.

Note 13 —	Income Taxes

      The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Federal tax at statutory rate	$(6,489)	$(65,418)	$(18,833)
State tax, net of federal benefit	(1,119)	632	(1,924)
Stock-based compensation	239	647	239
Gain on sale of subsidiary	667	—	—
Goodwill impairment	—	54,180	—
Change in valuation allowance	6,544	10,348	18,634
In-process research and development write-off	—	—	2,176
Other	201	(208)	(246)

	$43	$181	$46

      Deferred tax assets (liabilities) comprise the following:

	June 30,

	2004	2003

	(In thousands)
Net operating loss carryforwards	$74,616	$67,447
Restructuring reserves and basis differences	6,438	7,041
Accounts receivable and related allowances	617	1,082
Deferred revenue	322	2,644
Tax credit carryforwards	2,786	3,021
Other	664	406

Gross deferred tax assets	85,443	81,641
Valuation allowance	(77,702)	(72,212)

Net deferred assets	7,741	9,429

Unbilled accounts receivable	(2,195)	(2,130)
Acquired intangibles	(5,546)	(7,299)

Gross deferred tax liabilities	(7,741)	(9,429)

Total net deferred tax asset	$—	$—

      The Company has a valuation allowance of $77,702,000 as of June 30, 2004. Based upon the results of the current and other recent year operations, the Company’s projected operating results, and all other available objective information, the Company’s management does not believe it is more likely than not that sufficient future taxable income will be generated to realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2004 and 2003 are tax benefits attributable to non-compensatory stock options of $4,890,000 and $3,715,000, respectively, which may be, when realized, credited to additional paid-in-capital.

      The Company has federal net operating loss carryforwards of approximately $203,000,000 and $184,900,000 as of June 30, 2004 and June 30, 2003, respectively, available to reduce future taxable income. As of June 30, 2004 and 2003, the Company has state net operating loss carryforwards of approximately $60,000,000 and $37,300,000, respectively. These carryforwards begin to expire from 2004 through 2024. For federal and state tax purposes, the Company’s net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law. During the year ended June 30, 2004 approximately $2,500,000 of federal net operating loss carryforwards expired unused.

      As of June 30, 2004 and 2003, the Company has federal research and experimentation credit carryforwards of approximately $2,490,000 and $2,680,000, respectively, which begin to expire from 2005 to 2025. The Company also has state research and experimentation tax credit carryforwards of approximately $300,000 as of June 30, 2004, which will be carried forward indefinitely.

Note 14 —	Reportable Segment Data

      The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Due to the disposition of IPS and the acquisition of 100% ownership of Identix Identification Services (formerly SIFC) during 2004, the business segments of Identix have correspondingly been changed from previously reported periods to reflect this activity. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Total revenues:
Biometric systems	$50,054	$48,658	$28,399
Other	5,145	4,026	5,066

	$55,199	$52,684	$33,465

Depreciation and amortization
Biometric systems	$7,258	$7,803	$2,853
(1)Other	564	477	634

	$7,822	$8,280	$3,487

Interest and other income (expense), net:
Biometric systems	$1,162	$1,848	$914
Other	2	—	—

	$1,164	$1,848	$914

Capital expenditures:
Biometric systems	$969	$1,313	$1,041
(2)Other	40	80	2,251

	$1,009	$1,393	$3,292

Loss from operations:
Biometric systems	$(24,349)	$(185,574)	$(50,027)
Other	(126)	265	(550)

	$(24,475)	$(185,309)	$(50,577)

	June 30,	June 30,
	2004	2003

Identifiable assets:
Biometric systems	$226,047	$235,719
(3)Other	2,780	9,551

	$228,827	$245,270

(1)	Includes identifiable expense classified as discontinued operations of $300,000, $525,000 and $541,000 for the years ended June 30, 2004, 2003, and 2002 respectively.

(2)	Includes identifiable expenditures from discontinued operations of $40,000, $13,000, and $2,183,000 for the years ended June 30, 2004, 2003, and 2002 respectively.

(3)	Includes identifiable assets of discontinued operations at June 30, 2003 of $8,747,000

Note 15 —	Foreign Operations Data

      In geographical reporting, revenues and identifiable assets are attributed to the geographical location of the sales and service organizations:

	Fiscal Year Ended June 30,

	2004	2003	2002

	(In thousands)
Total revenues:
North America	$48,334	$47,759	$29,862
International	6,865	4,925	3,603

	$55,199	$52,684	$33,465

	June 30,	June 30,
	2004	2003

	(In thousands)
Identifiable assets:
(1)North America	$227,768	$244,115
International	1,059	1,155

	$228,827	$245,270

(1)	Includes identifiable assets of discontinued operations at June 30, 2003 of $8,747,000

Note 16 —	Commitments and Contingencies

Leases

      The Company currently occupies its headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research and development activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. The Company also leases approximately 16,000 square feet in Fairfax, Virginia for certain operations including a potion of the Identix sales force with two leases, one expiring in March 2006 and the other one expiring in February 2009.

      Future net minimum lease payments for operating leases are as follows (in thousands):

	Occupied	Unoccupied or Sublet	Total

Periods or fiscal years ending June 30:
2005	$2,079	$2,451	$4,530
2006	1,887	2,512	4,399
2007	1,576	2,210	3,786
2008	1,279	1,132	2,411
2009	341	—	341
Thereafter	—	—	—

Total	$7,162	$8,305	$15,467

      Included in the above net future minimum payments is $8,305,000 related to the leased facilities in Los Gatos and Dublin California that were vacated in connection the Company’s merger with Visionics. In fiscal year 2003 the Company recorded a charge of $4,940,000 representing the future lease costs, net of estimated sublease income, related primarily to excess leased facilities at its Fairfax, Virginia, Los Gatos and Dublin California facilities.

      Rent expense is recorded as incurred over the term of the individual lease. Total rental expense from continuing operations under operating leases was $3,648,000, $3,632,000 and $3,042,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Legal Matters

      On February 5, 2003, Roger Benson (“Benson”), an individual, filed a lawsuit seeking unspecified damages against the Company, Digital Biometrics, Inc. (merged with Visionics), and Visionics Corporation in California Superior Court, alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. He alleges that the fingerprint number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The lawsuit also alleges injuries from a 43-day incarceration after the plaintiff’s identity was allegedly mistaken for that of the felon because of the duplicate fingerprint number. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, and unfair business practices, among other theories of liability. On December 2, 2003, the court granted the Company’s motion for judgment on the pleadings, dismissing all of the plaintiff’s causes of action and granting leave to amend. The plaintiff filed amended complaints on January 14, 2004, and January 30, 2004. Additional individual plaintiffs were added to the amended complaint and the State of Oregon and the State of California, among others, were added as defendants. On May 11, 2004, the Court denied the Company’s motion to dismiss. While discovery in the case is continuing, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

      On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its earliest stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

      While it is not possible at this early stage of the proceedings to predict with precision and certainty the outcome of the actions discussed above, based on the facts and information currently available to the Company (which are subject to change based on discovery of further facts and information) the Company believes that liabilities and costs arising out of such actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 17 —	Indemnification Arrangements and Product Warranties

      As part of the Visionics acquisition in June 2002, the Company undertook, and assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is unlimited; however, the Company purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable Identix to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believes the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers. As of October 30, 2003, the Company also entered into indemnification agreements with its then current directors and executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company purchased certain directors’ and officers’ insurance policies, effective August 19, 2004 and 2003, respectively, to cover its directors and officers, and such policies may enable Identix to recover a portion of any covered claims under the agreements. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of the indemnification obligations to its directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

      The terms of the sale of IPS include an obligation on the part of the Company to indemnify Alion against certain potential liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

      From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of June 30, 2004, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

      The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for fiscal years 2004 and 2003 respectively:

	Fiscal Year Ended
	June 30,

	2004	2003

	(In thousands)
Balance at beginning of year	$374	$306
Warranty Expense	1,121	285
Closed Warranty Claims	(574)	(217)

Balance at end of year	$921	$374

      The increase from fiscal 2003 to fiscal 2004 is the result of the Company changing its standard warranty on its livescan products from 90 days to one-year at the beginning of fiscal year 2004.

Note 18 —	Quarterly Consolidated Financial Data (Unaudited)

      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended June 30, 2004. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results.

The Company’s statement of operations data for all periods presented reflects the classification of Identix Public Sector as discontinued operations (see Note 3).

      In thousands, except share and per share amounts:

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2003	2003	2004	2004	Total

Revenues	$12,467	$12,056	$14,491	$16,185	$55,199
Gross profit	4,796	4,329	2,977	5,437	17,539
Loss from continuing operations	(4,934)	(5,522)	(8,417)	(4,794)	(23,667)
Discontinued operations	278	(37)	4,884	—	5,125
Net loss	$(4,656)	$(5,559)	$(3,533)	$(4,794)	$(18,542)
Basic and diluted loss per share, continuing operations	$(0.06)	$(0.06)	$(0.10)	$(0.05)	$(0.27)
Basic and diluted income (loss) per share, discontinued operations	$0.00	$(0.00)	$0.06	$—	$0.06
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.04)	$(0.05)	$(0.21)
Weighted average common shares used in basic and diluted loss per share computation	86,015	86,143	86,645	88,242	86,758

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2002	2002	2003	2003(a)	Total(a)

Revenues	$14,798	$11,968	$12,239	$13,679	$52,684
Gross profit	4,014	3,834	4,885	4,894	17,627
Loss from continuing operations	(10,283)	(7,401)	(6,767)	(159,489)	(183,940)
Discontinued operations	(3,916)	(151)	257	376	(3,434)
Net loss	$(14,199)	$(7,552)	$(6,510)	$(159,113)	$(187,374)
Basic and diluted loss per share, continuing operations	$(0.13)	$(0.09)	$(0.08)	$(1.86)	$(2.16)
Basic and diluted income (loss) per share, discontinued operations	$(0.04)	$(0.00)	$0.00	$0.00	$(0.04)
Basic and diluted net loss per share	$(0.17)	$(0.09)	$(0.08)	$(1.86)	$(2.20)
Weighted average common shares used in basic and diluted loss per share computation	84,801	85,124	85,393	85,663	85,242

(a)	Includes a write-off of $154,799,000 that is related to the impairment of goodwill in fiscal 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors and the audit committee financial expert are incorporated by reference to the information set forth under the caption “Election of Directors” and “Board Meetings and Committees” in the proxy statement to be used in connection with the 2004 Annual Meeting of the Stockholders (the “Proxy Statement”).

      The Company has adopted a code of ethics that applies all employees including the Company’s principal executive officer, and principal financial officer. This code of ethics is available on the Company’s website at http://www.identix.com.

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

      The following table gives information about the Company’s common stock that maybe issued upon the exercise of options under all of the Company’s existing equity compensation plans as of June 30, 2004, including the 1992 plan, 1995 plan, new employee plan (2000), non-employee director’s plan, IDT holding plan, 2002 plan, VSNX-1990, VSNX 1998, NJ SIP-plan. The Company’s shareholders have approved all of the compensation plans listed below other than the new employee plan (2000).

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	under the Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in the First Column)

Equity compensation plans approved by shareholders
1992 Plan	15,400	$4.95	—
1995 Plan	2,006,574	$6.32	646,770
Non-Employee Director’s Plan	627,500	$6.59	482,500
IDT Holdings Plan	3,000	$0.26	—
2002 Plan	375,500	$5.96	5,397,999
VSNX-1990	86,578	$1.93	—
VSNX-1998	1,318,195	$6.90	391,825
NJ SIP-Plan	395,647	$0.80	52,097
Equity compensation plans not approved by shareholders
New Employee Plan (2000)	1,525,916	$7.04	878,805

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information set forth under the caption “Certain Transactions” and “Employment Agreements” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated by reference to the information set forth under the caption “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1     Financial Statements.

      The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.

      (a) 2     Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts and Reserves

      (a) 3     Exhibits.

Exhibit
Number	Description

2.0	Agreement and Plan of Merger dated as of February 22, 2002 by and among Identix, Visionics Corporation and Viper Acquisition Corporation (incorporated by reference to the February 22, 2002 Form 8-K)
3.1	Certificate of Incorporation (incorporated by reference to the December 16, 1998 Form 8-K)
3.2	Amended and Restated Bylaws (incorporated by reference to the May 15, 2002 Form 10-Q)
4.1	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.2	Form of Series I Warrant (incorporated by reference to the registration statement on Form S-3, no 333-82239, filed July 2, 1999)
4.3	Warrant dated June 29, 2001 between Visionics Corporation and Morgan Keegan, Inc. (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.4	Warrant dated October 11, 2001 between Visionics Corporation and Morgan Keegan & Company, Inc. (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.5	Warrant dated October 24, 2001 between Visionics Corporation and Thomas Pierce (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.6	Form of Warrant dated January 8, 1999 (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.7	Form of Warrant dated June 28, 2001 (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.8	Securities Purchase Agreement between Identix and Motorola, Inc., dated July 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.9	Certificate of Designation of Series A Preferred Stock of Identix (incorporated by reference to the September 26, 2000 Form 10-K)
4.10	Information and Registration Rights Agreement between Identix and Motorola, Inc., dated July 7, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.11	Warrant to Purchase 187,647 Shares of Identix Common Stock, dated July 6, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)

Exhibit
Number	Description

4.12	Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc., dated December 22, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
4.13	Share Purchase Agreement between Identix and State of Wisconsin Investment Board, dated, June 11, 2001 (incorporated by reference to the registration statement on Form S-3, no. 333-63306, filed June 19, 2001)
4.14	Form of Common Stock Purchase Agreement dated November 30, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.1	Identix 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement no. 29-95551)
10.2	ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement 33-55074)
10.3	Identix 1992 Employee Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the registration statement on Form S-8, no. 333-77803, filed May 5, 1999)
10.4	Amendment to Identix 1992 Employee Stock Option Plan, dated June 18, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.5	Second Amendment to Identix 1992 Employee Stock Option Plan, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.6	Identix 1995 Equity Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.7	Identix 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.8	Identix New Employee Stock Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.9	Identix 2002 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.10	Visionics Corporation 1990 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.11	Visionics Corporation 1998 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.12	Visionics Corporation Stock Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.13	Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.14	Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.15	Subcontract between ANADAC and Advanced Engineering and Research Associates, Inc., dated August 25, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.16	Deed of Lease between Brit Limited Partnership and Anadac, Inc. dated September 28, 2000 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.17	Standard Industrial Commercial Multi-Tenant Lease between Identix and Vasona Business Park, dated December 8, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.18	Office Building Lease between Identix and Pacific Gulf Properties Inc., dated July 19, 2000, as amended December 12, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.19	Office Lease between ANADAC and Federal Center Limited Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)

Exhibit
Number	Description

10.20	Lease for the Minnetonka, Minnesota premises dated November 7, 1989 (incorporated by reference to Visionics Corporation’s registration statement on Form S-18, no. 33-36939C, dated December 6, 1990)
10.21	Amendment to Lease for the Minnetonka, Minnesota premises dated March 11, 1996 (incorporated by reference to Visionics Corporation’s December 23, 1997 Form 10-K)
10.22	Compensation Continuation Agreement between Identix and James P. Scullion, dated January 5, 2000 (incorporated by reference to the March 31, 2000 Form 10-Q)
10.23	Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.24	Amendment No. 2 to Compensation Continuation Agreement between Identix and James P. Scullion, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.25	Form of Separation Agreement and Release between Identix and James P. Scullion (incorporated by reference to registration statement of Form S-4, no. 333-84428, filed May 15, 2002)
10.26	Employment Agreement between Identix and Oscar Pieper, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.27	Employment Agreement between Identix and Grant Evans, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.28	Amendment No. 1 to Employment Agreement between Identix and Grant Evans, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.29	Amendment No. 2 to Employment Agreement between Identix and Grant Evans, dated October 25, 2001 (incorporated by reference to the February 14, 2002 Form 10-Q)
10.30	Compensation Agreement between ANADAC and Paul J. Bulger, dated May 11, 1999 (incorporated by reference to the September 28, 2001 Form 10-K)
10.31	Employment Agreement between Identix and Daniel H. Dellegrotti, dated June 21, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.32	Employment Agreement between Identix and Robert McCashin, dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.33	Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.34	Form of Amendment No. 2 to Employment Agreement between Identix and Robert McCashin (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.35	Employment Agreement between Identix and Erik E. Prusch, dated April 2, 2001 (incorporated by reference to the March 5, 2001 Form 10-Q)
10.36	Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.37	Secured Promissory Note dated October 5, 2001 by Erik E. Prusch in favor of Identix (incorporated by reference to the February 14, 2002 Form 10-Q)
10.38	Second Deed of Trust and Assignment of Rents dated October 5, 2001 between Erik E. Prusch, as Trustor, and Identix, as Beneficiary (incorporated by reference to the February 14, 2002 Form 10-Q)
10.39	Form of Indemnification Agreement between Identix and certain of its officers (incorporated by reference to the November 26, 2000 Form 10-Q)
10.40	Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.41	Employment Agreement between Identix and Linda J. Howard, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.42	Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)

Exhibit
Number	Description

10.43	Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.44	Form of Separation Agreement and Release between Identix and Valerie J. Lyons
10.45	Form of Employment Agreement between Identix and Joseph J. Atick (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.46	Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.47	Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.48	Collateral Assignment, Patent Mortgage and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.49	Amendment to Loan Documents dated March 28, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.50	Loan Agreement dated November 19, 2000 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s December 8, 2000 Form 10-K)
10.51	Change in Terms Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.52	Business Loan Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.53	Line of Credit Agreement dated May 30, 2003 between Identix Corporation and Associated Bank Minnesota (incorporated by reference to the September 12, 2003 Form 10-K)
10.54	Employment Agreement between Identix and James H. Moar, dated as of April 14, 2003 (incorporated by reference to the September 12, 2003 Form 10-K)
10.55	Employment agreement between Identix and Linda Howard, dated August 22, 2003(incorporated by reference to the November 14, 2004 Form 10-Q)
10.56	Indemnification Agreement (incorporated by reference to the February 12, 2004 Form 10-Q)
10.57	IPS Stock Purchase Agreement (incorporated by reference to the May 17, 2004 Form 10-Q)
10.58	LLC Membership Interest Transfer Agreement (incorporated by reference to the May 17, 2004 Form 10Q)
10.59	Asset Purchase Agreement (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 (333-113935) filed March 25, 2004)
10.60	Employment Agreement between Identix and Elissa J. Lindsoe, dated as of June 21, 2004
10.61	Amendment No. 2 to Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001
21.1	Subsidiaries of Identix
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certification by the Chief Executive Officer
31.2	302 Certification by the Chief Financial Officer
31.3	302 Certification by the Chief Operating Officer (former interim Chief Financial Officer)
32	906 Certifications

      (b) Reports on Form 8-K:

      During the three months ended June 30, 2004, the following report on Form 8-K was furnished:

(a)	A Form 8-K was filed on April 29, 2004, which contained the Company’s press release announcing its the financial results for the quarter ending March 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on the 9th day of September 2004.

IDENTIX INCORPORATED

By:	/s/ JOSEPH J. ATICK

Joseph J. Atick
Chief Executive Officer and Director

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph J. Atick and Mark S. Molina, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended June 30, 2004 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH J. ATICK Joseph J. Atick	President and Chief Executive Officer (Chief Executive Officer)	September 9, 2004

/s/ ELISSA J. LINDSOE Elissa J. Lindsoe	Chief Financial Officer (Chief Financial and Accounting Officer)	September 9, 2004

/s/ JAMES H. MOAR James H. Moar	Chief Operating Officer (former interim Chief Financial Officer)	September 9, 2004

/s/ MILTON E. COOPER Milton E. Cooper	Chairman	September 9, 2004

/s/ MALCOM J. GUDIS Malcolm J. Gudis	Director	September 9, 2004

/s/ JOHN E. HAUGO John E. Haugo	Director	September 9, 2004

/s/ JOHN E. LAWLER John E. Lawler	Director	September 9, 2004

Signature	Title	Date

/s/ GEORGE LATIMER George Latimer	Director	September 9, 2004

/s/ PATRICK H. MORTON Patrick H. Morton	Director	September 9, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to
	Beginning	Costs and			Balance at
Description	of Period	Expenses	Deductions		End of Period

	(In thousands)
Allowance for Doubtful Accounts:
Year ended June 30, 2002	$1,402	$1,867 (a)	$575		$2,694
Year ended June 30, 2003	$2,694	$801	$469		$3,026
Year ended June 30, 2004	$3,026	$(539)	$1,363	(b)	$1,124
Inventory Reserve:
Year ended June 30, 2002	$2,448	$1,905 (a)	$2,398		$1,955
Year ended June 30, 2003	$1,955	$2,344	$2,924		$1,375
Year ended June 30, 2004	$1,375	$3,563	$768		$4,170

(a)	Included in charges to costs and expenses for the year ended June 30, 2002, are additions for allowance for doubtful accounts and provision for inventory reserves of $428,000 and $543,000, respectively, resulting from Identix’ merger with Visionics Corporation.

(b)	Included in deductions for the year ended June 30, 2004, is $457,000 related to the disposal of IPS