Form 10-Q
period 2004-09-30
IDENTIX INC
filed 2004-11-09
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☒     NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).YES ☒     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

88,497,113 shares of Common Stock
as of October 31, 2004

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,362	$35,944
Marketable securities	9,455	9,472
Accounts receivable, net	12,421	11,412
Inventories	6,066	7,171
Prepaid expenses and other assets	985	1,052

Total current assets	63,289	65,051
Property and equipment, net	1,987	2,153
Goodwill	141,213	141,213
Acquired intangible assets, net	17,213	18,497
Other assets	1,203	1,913

Total assets	$224,905	$228,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,143	$4,881
Accrued compensation	2,919	2,948
Other accrued liabilities	5,625	4,992
Deferred revenue	7,674	6,408

Total current liabilities	20,361	19,229
Deferred revenue	644	462
Other liabilities	5,040	5,647

Total liabilities	26,045	25,338

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 88,473,751 and 88,429,821 shares issued and outstanding, respectively	885	884
Additional paid-in capital	550,145	549,956
Accumulated deficit	(352,026)	(347,193)
Deferred stock-based compensation	—	(14)
Accumulated other comprehensive loss	(144)	(144)

Total stockholders’ equity	198,860	203,489

Total liabilities and stockholders’ equity	$224,905	$228,827

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Revenues	$16,623	$12,467
Cost and expenses:
Cost of revenues	11,691	7,671
Research and development	2,529	2,255
Marketing and selling	2,662	2,737
General and administrative	3,089	3,549
Amortization of acquired intangible assets	1,284	1,382
Special Charges	451	—

Total costs and expenses	21,706	17,594

Loss from operations	(5,083)	(5,127)
Interest and other income, net	269	310
Interest expense	(6)	(3)
Equity interest in loss of joint venture	—	(105)

Loss from continuing operations before income taxes	(4,820)	(4,925)
Provision for income taxes	(13)	(9)

Loss from continuing operations	(4,833)	(4,934)
Discontinued operations:
Income from discontinued operations	—	278

Net loss	$(4,833)	$(4,656)

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.06)
Basic and diluted income per share from discontinued operations	$—	$0.01

Basic and diluted net loss per share	$(0.05)	$(0.05)

Weighted average common shares used in basic and diluted loss per share computation	88,439	86,015

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,833)	$(4,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,702	1,941
Equity interest in loss of joint venture	—	105
Realized gain on sales of marketable securities	(19)	(15)
Stock-based compensation expense	14	234
Bad debt (recoveries) expense — net	6	(484)
Inventory obsolescence provision	214	248
Gain on disposal of equipment	—	(13)
Non-cash special charges	451	—
Changes in assets and liabilities:
Accounts receivable	(1,015)	1,153
Inventories	891	(371)
Prepaid expenses and other assets	777	891
Accounts payable	(738)	(614)
Accrued compensation	(29)	931
Other accrued liabilities	(425)	(1,214)
Deferred revenue	1,448	749

Net cash used in operating activities	(1,556)	(1,115)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	6,000	4,000
Purchases of marketable securities	(5,964)	(2,987)
Capital expenditures	(252)	(438)

Net cash (used in) provided by investing activities	(216)	575

Cash flows from financing activities:
Proceeds from sales of common stock	190	479

Net cash provided by financing activities	190	479

Net decrease in cash and cash equivalents	(1,582)	(61)
Cash and cash equivalents at period beginning	35,944	34,712

Cash and cash equivalents at period end	$34,362	$34,651

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2005.

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

Certain of the Company’s equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to equipment sales that require installation is deferred until installation is complete and customer acceptance has been obtained. Revenue related to product sales that require no installation such as the Company’s TP3000A and TP3100A products as well as printers and other peripheral devices including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time the risks and rewards have transferred.

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

Revenues related to Identix Identification Services (“IIS”) (See Note 5), which was acquired in February 2004, are recognized as services are performed.

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

Had compensation cost for the Company’s employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	For the three Months ended September 30,
	2004	2003
	(in thousands)
Net Loss as reported	$(4,833)	$(4,656)
Add: Stock Based compensation expense included in reported net loss	14	234
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(1,207)	(1,831)

Proforma net loss	$(6,026)	$(6,253)

Net Loss per share:
As Reported	$(0.05)	$(0.05)
Proforma	$(0.07)	$(0.07)
Shares	88,439	86,015

4. Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). These operations for the three months ended September 30, 2003 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three months ended September 30, 2003:

For the three
months ended
September 30,
2003
(in thousands)
Revenue	$8,865
Cost of sales	7,808
Operating Expenses	779

Net Loss	$278

5. Acquisition

On February 23, 2004, the Company acquired the remaining 50% ownership of Sylvan Identix Fingerprint Centers (“SIFC”) from Sylvan Learning Centers. SIFC is now known as Identix Identification Services (IIS). The Company had previously held a 50% interest in this joint venture and accounted for its investment under the equity method of accounting. The complete results of operations of IIS have been included in the Company’s consolidated statement of operations since February 23, 2004. IIS provides services to corporations and government agencies capturing fingerprints and transmitting the data for applicant background checks. IIS maintains a network of Identix live scan systems at processing centers across the country where certified technicians process applicants. In consideration for Sylvan’s 50% interest in the joint venture, Identix paid Sylvan $875,000 in cash and paid acquisition costs of $50,000. At the date of acquisition, Identix had a negative investment in the joint venture of $235,000. The purchase price was allocated to other intangible assets of $840,000, goodwill of $268,000 and net liabilities of $418,000.

6. Cash and Credit Facilities

The Company financed its operations during the three months ended September 30, 2004 primarily from cash provided by its working capital. As of September 30, 2004, the Company’s principal sources of liquidity consisted of $42,928,000 of working capital including $43,817,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 4.75% at September 30, 2004. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At September 30, 2004, there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants. At September 30, 2004, the Company was in compliance with all covenants.

7. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	September 30,	June 30,
	2004	2004
Purchased parts and materials	$2,269,000	$1,620,000
Work-in-process	2,949,000	4,361,000
Finished goods, including spares	848,000	1,190,000

	$6,066,000	$7,171,000

During the three months ended September 30, 2004 and 2003, the Company recorded provisions for excess and obsolete inventory items in the amount of $214,000 and $248,000, respectively.

8. Special Charges

Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. In June 2002, the Company merged with Visionics and in connection with the merger recorded special charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California.

The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2004:

	Activity during the period June 25, 2002 to June 30, 2004
		Liabilities Satisfied in		Cash Payments
		Connection with IPS	Non-Cash	through June 30,	Liability as of
	Total Charges	Disposition	Charges	2004	June 30, 2004
	(in thousands)
Severance and benefits	$8,626	$—	$900	$7,606	$120
Lease exit costs	15,890	2,267	388	5,635	7,600
Disposal of fixed assets	1,664	—	1,664	—	—
Internal merger costs & other	3,684	—	—	3,684	—

Total	$29,864	$2,267	$2,952	$16,925	$7,720

Fiscal 2005

During the three months ended September 30, 2004, the Company incurred $451,000 in special charges related to a reduction in the estimated amount of lease recoveries the Company can expect related to its Los Gatos facilities. The following table represents a summary of special charges between June 30, 2004 and September 30, 2004:

	For the three months ended September 30, 2004
	Restructuring			Restructuring
	Liability as of			Liability as of
	June 30, 2004	Additions	Cash Payments	September 30, 2004
	(in thousands)
Severance and benefits	$120	$—	$5	$115
*Lease exit costs	7,600	451	623	7,428

Total	$7,720	$451	$628	$7,543

* The portion of the lease exit costs of $4,854,000 that relates to payments to be made more than one year from September 30, 2004 is classified in the consolidated balance sheet as a long-term liability as part of other liabilities.

Fiscal 2004

The following table represents a summary of special charges for the three months ended September 30, 2003:

	For the three months ended September 30, 2003
			Restructuring
			Liability as of
	Restructuring Liability		September 30,
	as of June 30, 2003	Cash Payments	2003
	(in thousands)
Severance and benefits	$614	$112	$502
Disposal of fixed assets	—	—	—
Lease exit costs	12,151	946	11,205
Internal merger costs and other	31	—	31

Total	$12,796	$1,058	$11,738

9. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 7,172,696 and 9,021,068 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock was outstanding at September 30, 2003. Such shares of preferred stock were convertible into 234,558 shares of the Company’s common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. The convertible preferred stock was converted to common stock during the third quarter of fiscal year 2004.

10. Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2004, was $4,833,000 compared to a loss of $4,651,000 for the same period in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

11. Reportable Segment Data

The Company’s reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Due to the disposition of IPS and the acquisition of 100% ownership of IIS, the business segments of Identix have correspondingly been changed from previously reported periods to reflect this activity. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	September 30,	September 30,
	2004	2003
	(in thousands)
Total revenues:
Biometric systems	$14,498	$11,767
*Other	2,125	700

	$16,623	$12,467

Income from operations:
Biometric systems	$(5,049)	$(5,087)
*Other	(34)	(40)

	$(5,083)	$(5,127)

	September 30,	June 30,
	2004	2004
	(in thousands)
Identifiable assets:
Biometric systems	$219,212	$223,400
Other	5,693	5,427

	$224,905	$228,827

*Revenue related to IIS is included in the Company’s consolidated revenues from the date of acquisition on February 23, 2004 (see Note 5)

12. Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Total revenues:
North America	$14,907	$11,734
International	1,716	733

	$16,623	$12,467

	September 30,	June 30,
	2004	2004
	(in thousands)
Identifiable assets:
North America	$223,710	$227,768
International	1,195	1,059

	$224,905	$228,827

13. Indemnification Arrangements and Product Warranties

As part of the Visionics acquisition in June 2002, the Company undertook, and assumed from Visionics, obligations to indemnify the officers and directors of the acquired company for certain events or occurrences while the officer or director served in such capacity. The maximum potential amount of future payments the Company could be required to make under this indemnification obligation is unlimited; however, the Company purchased a directors’ and officers’ insurance policy to cover former directors and officers of Visionics that provides coverage until June 25, 2007 and may enable Identix to recover a portion of any future amounts paid. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions and except as provided below, the Company believes the estimated fair value of the indemnification obligations to Visionics’ directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers. As of November 4, 2004, the Company holds indemnification agreements with its current directors and executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited; however, the Company purchased certain directors’ and officers’ insurance policies, effective August 19, 2004, respectively, to cover its directors and officers, and such policies may enable Identix to recover a portion of any covered claims under the agreements. Assuming the applicability of the coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of the indemnification obligations to its directors and officers is not material. However, no assurances can be given that the covering insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

The terms of the sale of IPS, include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires two years after the sale of IPS in February 2006.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of September 30, 2004, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a 90-day and one year warranty on various products and services. The majority of the warranty liability that the Company has recorded is due to the one-year warranties. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability during the three months ended September 2004:

Three Months
Ended
September 30,
2004
(in thousands)
Balance at June 30, 2004	$921
Warranty Expense	496
Closed Warranty Claims	(323)

Balance at September 30, 2004	$1,094

14. Legal Matters

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

On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its early stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

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

OVERVIEW

Identix Incorporated (“Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, the Company’s products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Identix’ products serve a broad range of industries and markets most notably, government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, Identix believes it has more fingerprint and facial biometric installations worldwide than any other company.

The first quarter of fiscal year 2005 was highlighted by the following events. The flow of orders from the federal sector was strong with announced purchase orders of more than $7,300,000 from federal customers for the Identix TouchPrint® 3000 line of 10-print and full hand live scan systems. Identix was selected by the U.S. Department of State (DoS) to supply and integrate the Company’s biometric data-mining engines (ABIS) into the DoS visa issuance programs to create the largest facial recognition project in the world for DoS visa processing. Identix experienced additional strength in the state and local government markets, with multiple high value purchase orders announced of approximately $2,100,000 for the Company’s TouchPrint 3000 line of 10-print and full hand live scan systems. International opportunities for Identix continue to grow as illustrated by the Company’s biometric fingerprint technology being selected by an unnamed country in the Arab world to assist in tracking visitors into and out of this particular country.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At September 30, 2004, the Company’s critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings. The Company’s annual impairment analysis was performed during the fourth quarter of fiscal year 2004 which did not result in an impairment charge.

RESULTS OF OPERATIONS

Revenues, and Gross Margins

Total revenue for the three months ended September 30, 2004, was $16,623,000 compared to $12,467,000 for the same period in the prior fiscal year. These revenues are generated from two segments, biometric system revenue and other.

Revenue from biometric systems was $14,498,000 for the three months ended September 30, 2004, compared to $11,767,000 for the same period in the prior fiscal quarter. This increase was due to growth in the federal and international markets. The Company had one customer, the U.S. Government that accounted for 27% of the total revenue for the three months ended September 30, 2004, compared to 13% for the same period in the prior fiscal year.

Revenue from other sources is generated from the Company’s IIS and LDS subsidiaries and was $2,125,000 for the three months ended September 30, 2004, and $700,000 for the same period in the prior fiscal year. The increase was primarily due to the addition of IIS, which was acquired, in the third quarter of fiscal year 2004.

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

International sales accounted for $1,716,000 or 10% of the Company’s revenues for the three months ended September 30, 2004, compared to $733,000 or 6% of the Company’s revenue for the same periods in the prior fiscal year. The increase in international revenue is due primarily to the Company’s continued efforts to actively pursue business in the international biometric market place. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Gross margin on revenue was 30% for the three months ended September 30, 2004 compared to 38% for the same period of the prior fiscal year. The decrease in gross margin was expected due to the Company’s investment in specific customer programs that the Company believes when combined with a shift in product mix will lead to significantly higher gross margins in the range of a low 40% in the second half of its fiscal year 2005. The Company expects gross margins to fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry and the expected increase in gross margin will be conditioned in part upon an increase in the Company’s higher margin Automated Biometric Information System (ABIS) revenue during the third and fourth quarters of fiscal year 2005.

Research and Development

Research and Development expense was $2,529,000 or 15% of revenues for the three months ended September 30, 2004, compared to $2,255,000 or 18% revenues for the same period in the prior fiscal year. The increase of $274,000 in research and development expense is primarily the result of increased investment in personnel. Now and in the foreseeable future, Identix is committed to continue its focus on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

Marketing and Selling

Marketing and selling expenses were $2,662,000 or 16% of revenue for the three months ended September 30, 2004, compared to $2,737,000 or 22% of revenue for the same period in the prior fiscal year. The small decrease of $75,000 in marketing and selling expenses resulted from the Company maintaining tight control over discretionary spending.

General and Administrative

General and administrative expense was $3,089,000 or 19% of revenues for the three months ended September 30, 2004, compared to $3,549,000 or 28% of revenues for the same period in the prior fiscal year. The decrease of general and administrative expense is primarily explained by decreases in salaries, deferred compensation and director’s and officer’s liability insurance totaling $785,000. These changes resulted from a decreased headcount of highly compensated individuals, a lower unamortized deferred compensation balance which was fully amortized at September 30, 2004, and lower insurance premiums. These decreases were partially offset by increased expenses of $451,000 related to IIS, which was not present during the three months ended September 30, 2003.

Amortization of Acquired Intangible Assets

The amortization expense is primarily related to acquired intangible assets such as developed technology, and patents. The amortization expense related to acquired intangible assets was $1,284,000 for the three months ended September 30, 2004, compared to $1,382,000 for the same period in the prior fiscal year.

Special Charges

Special charges (such as restructuring and acquisition related charges) result from unique facts and circumstances that likely will not recur with similar materiality or impact on continuing operations. In June 2002, the Company merged with Visionics and in connection with the merger recorded special charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California.

The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2004:

	Activity during the period June 25, 2002 to June 30, 2004
		Liabilities Satisfied in		Cash Payments
		Connection with IPS	Non-Cash	through June 30,	Liability as of
	Total Charges	Disposition	Charges	2004	June 30, 2004
	(in thousands)
Severance and benefits	$8,626	$—	$900	$7,606	$120
Lease exit costs	15,890	2,267	388	5,635	7,600
Disposal of fixed assets	1,664	—	1,664	—	—
Internal merger costs & other	3,684	—	—	3,684	—

Total	$29,864	$2,267	$2,952	$16,925	$7,720

Fiscal 2005

During the three months ended September 30, 2004, the Company incurred $451,000 in special charges related to a reduction in the estimated amount of lease recoveries the Company can expect related to its Los Gatos facilities. The following table represents a summary of special charges between June 30, 2004 and September 30, 2004:

	For the three months ended September 30, 2004
				Restructuring
				Liability as of
	Restructuring Liability			September 30,
	as of June 30, 2004	Additions	Cash Payments	2004
	(in thousands)
Severance and benefits	$120	$—	$5	$115
*Lease exit costs	7,600	451	623	7,428

Total	$7,720	$451	$628	$7,543

* The portion of the lease exit costs of $4,854,000 that relates to payments to be made more than one year from September 30, 2004 is classified in the consolidated balance sheet as a long-term liability as part of other liabilities.

Fiscal 2004

The following table represents a summary of special charges for the three months ended September 30, 2003:

	For the three months ended September 30, 2003
			Restructuring
			Liability as of
	Restructuring Liability		September 30,
	as of June 30, 2003	Cash Payments	2003
	(in thousands)
Severance and benefits	$614	$112	$502
Disposal of fixed assets	—	—	—
Lease exit costs	12,151	946	11,205
Internal merger costs and other	31	—	31

Total	$12,796	$1,058	$11,738

Interest and Other Income, net

For the three months ended September 30, 2004, interest and other income, net was $269,000 compared to $310,000 for the same period in the prior fiscal year. Identix acquired 100% ownership of the joint venture between Sylvan and Identix in February 2004. As a result of this 100% acquisition, Identix no longer derives income from these operations that are reported as other income, rather the results are fully consolidated into Identix’ results of operation. For the three months ended September 30, 2003, the joint venture generated $82,000 which was reported as other income.

Interest Expense

Interest expense was $6,000 for the three months ended September 30, 2004, compared to $3,000 for the same period in the prior fiscal year. There have been no borrowings under the Company’s line of credit during the three months ended September 30, 2004. Interest expense is comprised primarily of interest costs associated with the Company’s leased vehicles in the United Kingdom as well as interest connected to leased equipment in the U.S.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $13,000 for the three months ended September 30, 2004 and a provision of $9,000 for the same period in prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.

Equity Interest in Loss of Joint Venture

The equity interest in the loss of the joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprint Centers, LLC (SIFC) through February 23, 2004 when Identix acquired the remaining 50% interest in SIFC. For the three months ended September 30, 2004, the Company’s equity interest in the joint venture loss was $0. For the same period in the prior fiscal year the Company’s equity interest in the joint venture loss was $105,000.

Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). The operations for the three months ended September 30, 2003 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three months ended September 30, 2003:

For the three
months ended
September 30,
2003
(in thousands)
Revenue	$8,865
Cost of sales	7,808
Operating Expenses	779

Net Loss	$278

Liquidity and Capital Resources

The Company financed its operations during the three months ended September 30, 2004, primarily from cash provided by its working capital. As of September 30, 2004, the Company’s principal sources of liquidity consisted of $42,928,000 of working capital including $43,817,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit was entered into on May 30, 2003. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 4.75% at September 30, 2004. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At September 30, 2004, there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants. At September 30, 2004, the Company was in compliance with all covenants.

For the three months ended September 30, 2004, $1,556,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $4,833,000; increased accounts receivable of $1,015,000 and decreased accounts payable of $738,000. These items were partially offset primarily by increases of deferred revenue of $1,448,000; decreases in inventories of $891,000; decreases in prepaid expenses and other assets of $777,000 and non-cash charges from depreciation and amortization of $1,702,000. Cash consumed in investing activities resulted primarily from the purchases of marketable securities of $5,964,000 and purchases of fixed assets of $252,000 which were partially offset by the proceeds from the sale of marketable securities of $6,000,000. Cash used in financing activities was the result of proceeds from the sale of common stock of $190,000. These items combined to create a cash usage of $1,582,000 during the three months ended September 30, 2004.

For the three months ended September 30, 2003, $1,115,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $4,656,000 and a decrease in other accrued liabilities of $1,214,000. These uses were partially offset by non-cash charges from depreciation and amortization of $1,941,000 and decreased accounts receivable of $1,153,000, decreased prepaid expenses and other assets of $891,000, increased accrued compensation of $931,000 and increased deferred revenue of $749,000. Cash generated from investing activities was $575,000, which resulted primarily from the proceeds of the sales of marketable securities of $4,000,000, which were partially offset by cash used to purchase marketable securities of $2,987,000 and capital expenditures of $438,000. Cash provided by financing activities for the three months ended September 30, 2003 was due solely to proceeds from the sale of the Company’s equity securities and the exercise of employee stock options. These items combined to create a cash usage of $61,000 during the three months ended September 30, 2003.

The Company currently occupies its Minnesota headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. The Company also leases space for its corporate research and development lab in New Jersey under a lease that expires in May 2006, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space for its former headquarters in Los Gatos, California under a lease that expires in December of 2007; and a space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Unoccupied or Sublet	Total
2005	$1,559	$1,838	$3,397
2006	1,887	2,512	4,399
2007	1,576	2,210	3,786
2008	1,279	1,132	2,411
2009	341	—	341
Thereafter	—	—	—

Total	$6,642	$7,692	$14,334

Included in the above future minimum payments is $7,687,000 related to two leased facilities in Northern California that were vacated in connection with the Company’s merger with Visionics. The Company has accrued for the estimated losses on these leases at September 30, 2004 and 2003. The Company is attempting to sublease the unoccupied facilities.

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

Our business will not grow unless the market for biometric products and services expands both domestically and internationally.

Our revenues are derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

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

A significant number of established and startup companies have developed or are developing and marketing software and hardware for facial and/or fingerprint biometric products and applications that currently compete or will compete directly with our current facial and fingerprint offerings. Some of these companies have developed or are developing and marketing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. If one or more of these technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that are competitive with our security and identity related line of products and applications have significantly more financial and other resources than the Company. The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will continue to enter the market and become significant long-term competitors.

Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products, including Viisage Technology, Inc., Cognitec Systems GmbH and Imagis Technologies, Inc. The products designed, developed and sold under our line of products known as our “live scan” products also face intense competition from a number of competitors who are actively engaged in developing and marketing similar products, including Smiths Heimann Biometrics GmbH, Sagem Morpho, Inc., Printrak International, Inc., (a Motorola company), and CrossMatch Technologies, Inc.

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

In order to compete effectively in this environment, we must continually design, develop and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. The failure to do so could have a material adverse effect on our business operations, financial results and stock price.

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

The ownership of our GSA Multiple Award IT-70 Schedule contract related to our product business was transferred to the buyer of our former wholly owned subsidiary, Identix Public Sector, Inc. (“IPS”), in February 2004. We entered into a reseller agreement with such third party concurrently with the closing of the sale of IPS, and we continue to sell our products through such reseller’s IT 70 Schedule. Such contract, now held by our reseller, is subject to future audit, and any material adverse findings or adjustments arising out of such audits may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. Furthermore, the current IT-70 contract, which has the been the subject of two monthly extensions since its original expiration date of June 30, 2004, is currently set to expire November 22, 2004. While efforts are underway by the reseller to obtain a multi-year extension to the original contract term, the failure to obtain such extension may have a material adverse effect on ability to sell our products through the reseller’s contract, which could in turn materially adversely affect our business, financial condition and results of operations. The Company is in the process of applying for a new IT-70 Schedule contract, but there can be no assurance that we will successfully obtain such contract on a timely basis. Any failure to obtain such contract, or any significant delays we experience in obtaining such contract, could have a material adverse effect on our business operations, financial results and stock price.

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

For the three months ended September 30, 2004, we derived approximately 27% of our revenue directly from contracts relating to the U.S. Federal Government with the Department of Homeland Security making up 23% of sales to the Federal Government. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of or delays in authorization for availability of government funds;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully complete (i) development of complex designs and components, (ii) new product introductions that may result in improved gross margins or the inability to manufacture in volume or install certain of our complex products.

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges; and

•	the lack of availability or increase in cost of key components and subassemblies.

•	competitive pricing pressures

•	unpredictable product installation schedules

Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to successfully develop and launch new products and services on a timely basis. Managing and improving the likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

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

For the three months ended September 30, 2004 we derived approximately 10% of our product revenues from international sales. We currently have a local presence in the United Kingdom.

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

Individual stockholders owning a significant portion of our stock may have the ability to delay or prevent a change in control or adversely affect the stock price through sales in the open market.

As of June 30, 2004, the State of Wisconsin Investment Board and Kern Capital Management LLC owned approximately 8% and 4% of the Company’s outstanding common stock, respectively. As of September 30, 2004, Artemis Investment Management LLC owned approximately 4% of the Company’s outstanding common stock. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

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

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls could be issued by our auditors and have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, this will be the first year that we have undergone an audit of our internal controls and procedures, and it is possible that material weaknesses could be found. If we are unable to remediate the weaknesses the auditors could be required to issue an adverse opinion on our internal controls. Because opinions on internal controls have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

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

     On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its early stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company intends to vigorously defend this lawsuit.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description
10.62	Employment agreement between Identix and Charles W. Archer , dated September 24, 2004
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on November 9, 2004.

IDENTIX INCORPORATED
By:	/s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer