Form 10-Q
period 2004-12-31
IDENTIX INC
filed 2005-02-09
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

☑Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2004 or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 1-9641

IDENTIX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-2842496

(State or other jurisdiction of incorporation of organization)	(IRS Employer Identification No.) 55343
5600 Rowland Road, Minnetonka, Minnesota (Address of principal executive offices)	(Zip Code)

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

88,790,733 shares of Common Stock
as of January 31, 2005

IDENTIX INCORPORATED

INDEX

PART I	FINANCIAL INFORMATION

Item 1	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets –
	December 31, 2004 and June 30, 2004	3

	Condensed Consolidated Statements of Operations -
	Three and Six months ended December 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows –
	Six months ended December 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security holders	27

Item 6	Exhibits and Reports on Form 8-K	28
Signature		29
Lease Termination Agreement
CEO Certification
CFO Certification
906 Certification

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$33,331	$35,944
Marketable securities	9,438	9,472
Accounts receivable, net	13,587	11,412
Inventories	5,848	7,171
Prepaid expenses and other assets	579	1,052

Total current assets	62,783	65,051
Property and equipment, net	1,874	2,153
Goodwill	141,213	141,213
Acquired intangible assets, net	15,930	18,497
Other assets	929	1,913

Total assets	$222,729	$228,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,979	$4,881
Accrued compensation	3,755	2,948
Other accrued liabilities	8,693	4,992
Deferred revenue	7,044	6,408

Total current liabilities	24,471	19,229
Deferred revenue	696	462
Other liabilities	202	5,647

Total liabilities	25,369	25,338

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 88,739,256 and 88,429,821 shares issued and outstanding, respectively	887	884
Additional paid-in capital	551,406	549,956
Accumulated deficit	(354,791)	(347,193)
Deferred stock-based compensation	—	(14)
Accumulated other comprehensive loss	(142)	(144)

Total stockholders’ equity	197,360	203,489

Total liabilities and stockholders’ equity	$222,729	$228,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Product Revenues	$10,284	$5,423	$18,564	$11,147
Service Revenues	8,274	6,633	16,617	$13,376

Total Revenues	$18,558	$12,056	$35,181	$24,523
Cost and expenses:
Cost of Product revenues	6,904	3,160	12,561	6,327
Cost of Service revenues	5,792	4,567	11,826	9,071
Research and development	2,787	2,768	5,316	5,023
Marketing and selling	2,903	2,755	5,565	5,492
General and administrative	3,113	3,165	6,202	6,714
Amortization of acquired intangible assets	1,285	1,375	2,569	2,757
Restructuring and other, net	(1,071)	—	(620)	—

Total costs and expenses	21,713	17,790	43,419	35,384

Loss from operations	(3,155)	(5,734)	(8,238)	(10,861)

Interest and other income, net	399	364	662	671
Equity interest in loss of joint venture	—	(142)	—	(247)

Loss from continuing operations before income taxes	(2,756)	(5,512)	(7,576)	(10,437)
Provision for income taxes	(9)	(10)	(22)	(19)

Loss from continuing operations	(2,765)	(5,522)	(7,598)	(10,456)
Discontinued operations:
Income (loss) from discontinued operations	—	(37)	—	241

Net loss	$(2,765)	$(5,559)	$(7,598)	$(10,215)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.06)	$(0.09)	$(0.12)
Basic and diluted income (loss) per share from discontinued operations	$—	$(0.00)	$—	$0.00

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.12)

Weighted average common shares used in basic and diluted loss per share computation	88,591	86,143	88,514	86,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,598)	$(10,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,276	3,891
Equity interest in loss of joint venture	—	247
Realized gain on sales of marketable securities	(51)	(39)
Stock-based compensation expense	14	413
Bad debt recoveries — net	(172)	(696)
Loss on property and equipment	8	38
Inventory obsolescence and revaluation provision	582	698
Restructuring and other, net	(620)	—
Changes in assets and liabilities:
Accounts receivable	(2,001)	3,037
Inventories	741	(1,165)
Prepaid expenses and other assets	1,457	1,024
Accounts payable	98	(2,214)
Accrued compensation	807	310
Other accrued liabilities	(1,124)	(1,872)
Deferred revenue	870	1,219

Net cash used in operating activities	(3,713)	(5,324)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	12,000	9,000
Purchases of marketable securities	(11,915)	(8,961)
Capital expenditures	(438)	(606)

Net cash used in investing activities	(353)	(567)

Cash flows from financing activities:
Proceeds from excerise of stock options and the sale of stock under employee benefit plans	1,453	921

Net cash provided by financing activities	1,453	921

Net decrease in cash and cash equivalents	(2,613)	(4,970)
Cash and cash equivalents at period beginning	35,944	34,712

Cash and cash equivalents at period end	$33,331	$29,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2005.

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

Certain of the Company’s equipment sales such as its TouchPrint Live Scan Systems generally require installation subsequent to shipment and transfer of title. The Company recognizes revenue on such sales in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to equipment sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to current Company policy and practices, the Company considers acceptance of the TouchPrint Live Scan Systems contingent upon successful installation of the product. Revenue related to product sales that require no installation such as the Company’s TP3000A and TP3100A products as well as printers and other peripheral devices including DFR-300, DFR-200 and FingerScan V20 are recognized in accordance with the terms of the sale, generally upon shipment and transfer of title by the Company, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Revenues from sales of products via authorized representatives, dealers, distributors or other third party sales channels are recognized at the time of title transfer, generally upon shipment.

Sales of the Company’s Integrated Biometric Information Systems (“IBIS”), and certain other products, are considered multiple element arrangements and involve the sale of hardware and services. The Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables”, effective April 1, 2003. Under EITF 00-21, a company must determine whether any or all of the deliverables of a multiple deliverable agreement can be separated from one another. If separation is possible, revenue is recognized for each deliverable (based on objective and reliable evidence of the fair value) as the applicable revenue recognition criteria are achieved for that specific deliverable. Alternatively, if separation is not possible, revenue recognition may need to be spread evenly over the performance of all deliverables, or deferred until all elements of the arrangement have been delivered to the customer.

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

In cases where the Company does not have VSOE for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software, and the services cannot be segregated into separate units of accounting, the Company accounts for the software sales under SOP 97-2 and SOP 81-1 “Accounting for performance of construction-type and certain production-type contracts”. In the cases where SOP 81-1 is applied, the Company uses the cost-to-cost method of percentage of completion. Under this method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs. Maintenance revenue is deferred and recognized ratably over the life of the service period of the related agreement.

Revenues related to Identix Identification Services (“IIS”) (See Note 5), which was acquired in February 2004, are recognized as services are performed.

3. Stock Based Compensation

The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123, “Accounting for Stock Based Compensation”, the Company continues to measure employee compensation cost for its stock option plans using the intrinsic value method of accounting.

Had compensation cost for the Company’s employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	For the three Months ended December 31,		For the six Months ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net Loss as reported	$(2,765)	$(5,559)	$(7,598)	$(10,215)
Add: Stock Based compensation expense included in reported net loss	—	179	14	413
Deduct: Total stock based compensation expense determined under fair value based method for all awards	(1,046)	(1,475)	(2,253)	(3,306)

Proforma net loss	$(3,811)	$(6,855)	$(9,837)	$(13,108)

Net Loss per share:
As Reported	$(0.03)	$(0.06)	$(0.09)	$(0.12)
Proforma	$(0.04)	$(0.08)	$(0.11)	$(0.15)
Shares	88,591	86,143	88,514	86,079

In December 2004, the Financial Accounting Standards Board published SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R revised SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company is currently determining what impact the newly issued statement will have on its results of operations and financial position. See the “Stock Based Compensation” discussion above, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and six months ended December 31, 2004.

4. Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). These operations for the three and six months ended December 31, 2003 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. As of December 31, 2004, none of the required conditions for additional payment had been achieved. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three and six months ended December 31, 2003:

	For the three	For the six
	months ended	months ended
	December 31,	December 31,
	2003	2003
	(in thousands)	(in thousands)
Revenue	$7,912	$16,777
Cost of sales	7,181	14,989
Operating expenses	768	1,547

Net (loss) income	$(37)	$241

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

6. Cash and Credit Facilities

The Company financed its operations during the six months ended December 31, 2004 primarily from cash provided by its operations. As of December 31, 2004, the Company’s principal sources of liquidity consisted of $38,312,000 of working capital including $42,769,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit was entered into on May 30, 2003 and renewed in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 5.25% at December 31, 2004. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004 and December 31, 2004, there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants that are not binding until the Company draws on the line of credit.

7. Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	December 31,	June 30,
	2004	2004
Purchased parts and materials	$2,353,000	$1,620,000
Work-in-process	2,939,000	4,361,000
Finished goods, including spares	556,000	1,190,000

	$5,848,000	$7,171,000

During the three and six months ended December 31, 2004 the Company recorded provisions for excess, obsolete and revaluation inventory items in the amount of $368,000 and $582,000 respectively and $450,000 and $698,000 for the same periods in the prior fiscal year

8. Restructuring and other, net

At the time of the Company’s merger with Visionics in June 2002, Identix recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. From period of June 2002 to June 2004 the Company incurred total merger costs of $29,864,000.

The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2004:

	Activity during the period June 25, 2002 to June 30, 2004
		Liabilities satisfied		Cash Payments
		in Connection with IPS	Non-Cash	through June 30,	Liability as of
	Total Charges	Disposition	Charges	2004	June 30, 2004
	(in thousands)
Severance and benefits	$8,626	$—	$900	$7,606	$120
Lease exit costs	15,890	2,267	388	5,635	7,600
Disposal of fixed assets	1,664	—	1,664	—	—
Internal merger costs & other	3,684	—	—	3,684	—

Total	$29,864	$2,267	$2,952	$16,925	$7,720

Fiscal 2005

During the three months ended December 31, 2004, the Company realized a restructuring gain of $1,071,000 related to the negotiated release of the Company from its Los Gatos facilities lease. The restructuring gain represents the difference between the Company’s accrued lease exit costs of $6,363,000, reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The $6,363,000 of accrued lease exit costs is included in the total restructuring liability of $7,720,000 at June 30, 2004 and the $5,292,000 representing the lease settlement amount is included in the restructuring liability at of $6,021,000 at December 31, 2004. The lease settlement amount was paid in January 2005. During the first quarter of fiscal 2005, the Company recorded a restructuring charge of $451,000 related to a reduction in the estimated amount of lease recoveries associated with this lease. Management believed that this charge in the first quarter was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The first quarter charge combined with the second quarter gain resulted in a net restructuring gain of $620,000 for the six months ended December 31, 2004.

The following table represents a summary of restructuring and other, net between June 30, 2004 and December 31, 2004:

	For the six months ended December 31, 2004
				Restructuring
	Restructuring Liability			Liability as of
	as of June 30, 2004	Additions/(reductions)	Cash Payments	December 31, 2004
		(in thousands)
Severance and benefits	$120	$—	$7	$113
*Lease exit costs	7,600	(620)	1,072	5,908

Total	$7,720	$(620)	$1,079	$6,021

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. In January 2005, $5,292,000 was paid to settle the remaining lease obligation and related transaction costs associated with the Los Gatos facility. The remaining lease obligation for the Dublin California facility will be paid out through March 2006.

Fiscal 2004

The following table represents a summary of the restructuring and other, net for the six months ended December 31, 2003:

	For the six months ended December 31, 2003
			Restructuring
	Restructuring Liability		Liability as of
	as of June 30, 2003	Cash Payments	December 31, 2003
	(in thousands)
Severance and benefits	$614	$241	$373
Lease exit costs	12,151	1,657	10,494
Internal merger costs and other	31	—	31

Total	$12,796	$1,898	$10,898

9. Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 8,121,205 and 8,711,000 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at December 31, 2003. Such shares of preferred stock were convertible into 234,558 shares of the Company’s common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. The convertible preferred stock was converted to common stock during the third quarter of fiscal year 2004.

10. Comprehensive Loss

Comprehensive loss for the three and six months ended December 31, 2004 was $2,764,000 and $7,597,000 compared to a loss of $5,555,000 and $10,206,000 for the same periods in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total revenues:
Biometric systems	$16,465	$11,508	$30,963	$23,275
*Other	2,093	548	4,218	1,248

	$18,558	$12,056	$35,181	$24,523

Loss from operations:
Biometric systems	$(3,061)	$(5,531)	$(8,110)	$(10,618)
*Other	(94)	(203)	(128)	(243)

	$(3,155)	$(5,734)	$(8,238)	$(10,861)

	December 31,	June 30,
	2004	2004
	(in thousands)
Identifiable assets:
Biometric systems	$216,965	$223,400
Other	5,764	5,427

	$222,729	$228,827

*Revenue related to IIS is included in the Company’s consolidated revenues from the date date of acquisition on February 23, 2004

12. Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total revenues:
North America	$16,854	$10,701	$31,761	$22,435
International	1,704	1,355	3,420	2,088

	$18,558	$12,056	$35,181	$24,523

	December 31,	June 30,
	2004	2004
	(in thousands)
Identifiable assets:
North America	$221,202	$227,768
International	1,527	1,059

	$222,729	$228,827

13. Indemnification Arrangements and Product Warranties

The terms of the sale of IPS (see Note 4), include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of December 31, 2004, the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a 90-day and one year warranty on various products and services. The majority of the warranty liability that the Company has recorded is due to the one-year warranties. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the six months ended December 31, 2004:

As of December 31,
2004
(in thousands)
Balance at June 30, 2004	$921
Warranty Expense	890
Closed Warranty Claims	(672)

Balance at December 31, 2004	$1,139

14. Legal Matters

     On February 5, 2003, Roger Benson, an individual, filed a lawsuit seeking unspecified damages against the Company, Digital Biometrics, Inc. (“DBI”), and Visionics Corporation in California Superior Court, alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. Mr. Benson’s complaint alleged that the fingerprint number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon, and also alleged that the plaintiff suffered injuries from a 43-day incarceration after the plaintiff’s identity was allegedly mistaken for that of the felon because of the duplicate fingerprint number. Mr. Benson alleged liability under strict product liability, failure to warn, breach of implied warranty, negligence, and unfair business practices, among other theories of liability.

     Since the inception of Mr. Benson’s lawsuit, Identix has vigorously defended itself on the grounds that any alleged misidentification of Mr. Benson was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. On February 2, 2005, Mr. Benson voluntarily dismissed the case in its entirety against Identix and its affiliated defendants. (Mr. Benson has not dismissed the State of California, which remains a defendant in the action.) Mr. Benson’s voluntary dismissal of claims follows Identix’ recent successful motion for, and award of, monetary sanctions against each of Mr. Benson and his attorney. Mr. Benson’s voluntary dismissal also follows Identix’ flat rejection of a recent offer of settlement made by Mr. Benson. As the prevailing party in this lawsuit for judicial purposes, Identix will now seek from the court an award of recoverable costs against the plaintiff, which the Company believes will be immaterial.

     On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its early stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company believes that any alleged misidentification of Mr. Espinoza was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants and the Company intends to vigorously defend this lawsuit.

     While it is not possible at this early stage of the proceeding to predict with precision and certainty the outcome of the action discussed above, based on the facts and information currently available to the Company (which are subject to change based on discovery of further facts and information) the Company believes that liabilities and costs arising out of such action will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

15. New Accounting Pronouncements

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during after June 30, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

     In October 2004, the EITF issued EITF Issue No. 04-10, Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. When effective, the adoption of this standard will require the Company to reexamine how segments are disclosed and will likely result in the Company identifying its Identix Identification Services (“IIS”) subsidiary separately as a reportable segment. Currently, the Company has two segments, Biometric systems and other, with IIS currently classified as other along with the Company’s Legislative Demographic Services subsidiary as other.

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

The second quarter of fiscal year 2005 was highlighted by the following events. Identix received an additional order from the U.S. Customs and Border Protection Agency (CBPA) for its TouchPrint™ ten-print live scan technology for deployment as part of the U.S. Visitor and Immigrant Status Indicator Technology (VISIT) program. Identix’ technology was selected by Pennsylvania to help meet the requirements of the Transportation Security Administration (TSA) under the U.S. Patriot Act to conduct focused background checks, including fingerprint-based biometric criminal history checks, of all commercial drivers who apply for, renew or transfer an endorsement to transport hazardous materials (HAZMAT), including explosives. The Pennsylvania State Police (PSP) ordered more than $1.8 million of Identix live scan systems for deployment at PSP offices throughout the State. Identix experienced increased order flow from all sectors, with announced purchase orders during the fiscal 2005 second quarter, including the CBP and PSP orders, of more than $6.8 million for its TouchPrint® 3000 line of 10-print and full hand live scan systems. Identix’ real-time, mobile identification IBIS system adoption and successful deployment by Hennepin County Sheriff’s Office and the Minnesota BCA was recognized by Government Computer News for an Agency Award.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial

Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At December 31, 2004, the Company’s critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings. The Company’s annual impairment analysis was performed during the fourth quarter of fiscal year 2004 which did not result in an impairment charge.

RESULTS OF OPERATIONS

Revenues, and Gross Margins

Total revenue for the three and six months ended December 31, 2004, were $18,558,000 and $35,181,000 respectively compared to $12,056,000 and $24,523,000 for the same periods in the prior fiscal year.

Revenue from products was $10,284,000 and $18,564,000 for the three and six months ended December 31, 2004, compared to $5,423,000 and $11,147,000 for the same periods in the prior fiscal year. The increase in revenue for the three and six months ended 2004, is due primarily to an increase in sales of biometric hardware and software products, these increases were partially driven by several contracts from United States government agencies. Revenues associated with product sales are primarily derived from the sale of hardware and software.

Revenues from service for the three and six months ended December 31, 2004, were $8,274,000 and $16,617,000 compared to $6,633,000 and $13,376,000 for the same periods in the prior fiscal year. The increase in service revenue was driven mainly by the acquisition of IIS. The service revenue for the three and six months ended December 31, 2003 does not contain any revenue from the Company’s IIS subsidiary which was acquired in the third quarter of fiscal 2004. Service revenues are derived primarily from activities surrounding the servicing of the Company’s hardware and software under maintenance agreements as well as revenue derived from the Company’s IIS subsidiary, which provides fingerprinting services.

Revenue from biometric systems was $16,465,000 and $30,963,000 for the three and six months ended December 31, 2004, compared to $11,508,000 and $23,275,000 for the same periods in the prior fiscal year. The increase in revenue for the three and six months ended is due primarily to an increase in sales of biometric hardware and software during the quarter of approximately $4,000,000 and $8,000,000 respectively which was partially offset by a reduction of biometric related maintenance and professional services revenue of approximately $800,000 and $1,400,000 respectively. The increase in biometric revenues was due to the growth in the federal and international markets. The Company had one customer, the U.S. Government that accounted for 27% of the total revenue for the three and six months ended December 31, 2004, compared to 13% for the same periods in the prior fiscal year.

Revenue from the Company’s Identix Identification Services (“IIS”) and Legislative Demographic Services (“LDS”) subsidiaries aggregated $2,093,000 and $4,218,000 for the three and six months ended December 31, 2004, and $548,000 and $1,248,000 for the same periods in the prior fiscal year. The increase was primarily due to the addition of IIS, which was acquired, in the third quarter of fiscal year 2004.

For the three and six months ended December 31, 2004, Identix derived approximately 27% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 19% and 16% of total revenues during the respective periods. For the three and six months ended December 31, 2003, the Company derived 13% and 9% of its revenue from the U.S. Federal Government with no one agency consisting of more than 10% of total revenue. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on the Company’s financial results.

The Company is currently awaiting the results of a recent General Services Administration post-award audit arising out of the renewal of its GSA Multiple Award Schedule contract. While the Company believes that the results of such audit will have no material effect on the results of operation, if there is a material adverse finding or adjustment arising out of such an audit it may have a material adverse effect on our business, financial condition and results of operations.

International sales accounted for $1,704,000 and $3,420,000 or 9% and 10% of the Company’s revenues for the three and six months ended December 31, 2004, compared to $1,355,000 and $2,088,000 or 11% and 9% of the Company’s revenue for the same periods in the prior fiscal year. The increase in international revenue is due primarily to the Company’s continued efforts to actively pursue business in the international biometric market place. The Company’s international sales are predominately denominated in U.S. dollars, and the Company actively monitors its foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Gross margins on product revenues were 33% and 32% respectively for the three and six months ended December 31, 2004, compared to 41% and 43% for the same periods in the prior fiscal year. The decrease in product gross margins was expected due to the investment in specific customer programs. In addition, competitive pricing pressures played a partial role in the reduction of gross margins. The Company believes that the investment in the specific customer programs combined with a shift in the product mix and a stabilized pricing environment will lead to higher gross margins in the second half of its fiscal 2005. The expected increase in product gross margin in the second half of fiscal year 2005 will be conditioned in part upon an increase in the Company’s higher margin Automated Biometric Information System (ABIS) revenue during the third and fourth quarters of fiscal year 2005. The Company expects gross margins may fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Services gross margins were 30% and 29% respectively for the three and six months ended December 31, 2004, compared to 31% and 32% for the same periods in the prior fiscal year. The decrease in margins from fiscal 2004 to fiscal 2005 is the result of decreased pricing on the maintenance contracts. The Company expects gross margins may fluctuate in future periods due to changes in the product mix, the costs of components and the competition in the industry.

Research and Development

Research and development expense was $2,787,000 and $5,316,000 or 15% of revenues for the three and six months ended December 31, 2004, compared to $2,768,000 and $5,023,000 or 23% and 20% of revenues for the same period in the prior fiscal year. Research and development expenses remained consistent with the same periods in the prior fiscal year. Now and in the foreseeable future, Identix is committed to continue its focus on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

Marketing and Selling

Marketing and selling expenses were $2,903,000 and $5,565,000 or 16% of revenue for the three and six months ended December 31, 2004, compared to $2,755,000 and $5,492,000 or 23% and 22% of revenue for the same period in the prior fiscal year. The increase in marketing and selling expense was the result of bad debt recoveries that took place in fiscal 2004 that did not occur with the same significance in fiscal 2005.

General and Administrative

General and administrative expense was $3,113,000 and $6,202,000 or approximately 17% and 18% of revenues for the three and six months ended December 31, 2004, compared to $3,165,000 and $6,714,000 or approximately 26% and 27% of revenues for the same periods in the prior fiscal year. General and administrative expense declined while revenue increased during the three and six months ending December 31, 2004 due to the Company retaining tight control over discretionary spending during these periods. This despite the Company expending approximately $163,000 and $225,000 on Sarbanes-Oxely compliance for the three and six months ended December 31, 2004. These amounts consist primarily of costs generated by consultants and the Company’s external auditors.

Amortization of Acquired Intangible Assets

Amortization expense of acquired intangible assets is primarily related to developed technology, and patents attained through the Company’s acqusition of IIS, Delean technology and Visionics. The amortization expense related to acquired intangible assets was $1,285,000 and $2,569,000 for the three and six months ended December 31, 2004, compared to $1,375,000 and $2,757,000 for the same period in the prior fiscal year. The decrease is due to an intangible asset becoming fully amortized in the first quarter of fiscal 2005. The Company expects amortization expense to remain flat for the remaining quarters of fiscal year 2005.

Restructuring and other, net

At the time of the Company’s merger with Visionics in June 2002, Identix recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. From period of June 2002 to June 2004 the Company incurred total merger costs of $29,864,000.

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

Fiscal 2005

During the three months ended December 31, 2004, the Company realized a restructuring gain of $1,071,000 related to the negotiated release of the Company from its Los Gatos facilities lease. The restructuring gain represents the difference between the Company’s accrued lease exit costs of $6,363,000, reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The $6,363,000 of accrued lease exit costs is included in the total restructuring liability of $7,720,000 at June 30, 2004 and the $5,292,000 representing the lease settlement amount is included in the restructuring liability at of $6,021,000 at December 31, 2004. The lease settlement amount was paid in January 2005. During the first quarter of fiscal 2005, the Company recorded a restructuring charge of $451,000 related to a reduction in the estimated amount of lease recoveries associated with this lease. Management believed that this charge in the first quarter was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The first quarter charge combined with the second quarter gain resulted in a net restructuring gain of $620,000 for the six months ended December 31, 2004.

     The following table represents a summary of restructuring and other, net between June 30, 2004 and December 31, 2004:

	For the six months ended December 31, 2004
				Restructuring
	Restructuring Liability		Cash	Liability as of
	as of June 30, 2004	Additions/(reductions)	Payments	December 31, 2004
		(in thousands)
Severance and benefits	$120	$—	$7	$113
*Lease exit costs	7,600	(620)	1,072	5,908

Total	$7,720	$(620)	$1,079	$6,021

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. In January 2005, $5,292,000 was paid to settle the remaining lease obligation and related transaction costs associated with the Los Gatos facility. The remaining lease obligation for the Dublin California facility will be paid out through March 2006.

Fiscal 2004

The following table represents a summary of the restructuring and other, net for the six months ended December 31, 2003:

	For the six months ended December 31, 2003
			Restructuring
	Restructuring Liability		Liability as of
	as of June 30, 2003	Cash Payments	December 31, 2003
		(in thousands)
Severance and benefits	$614	$241	$373
Lease exit costs	12,151	1,657	10,494
Internal merger costs and other	31	—	31

Total	$12,796	$1,898	$10,898

Interest and Other Income, net

For the three and six months ended December 31, 2004, interest and other income, net was $399,000 and $662,000 respectively, compared to $364,000 and $671,000 respectively, for the same periods in the prior fiscal year.

Equity Interest in Loss of Joint Venture

The equity interest in the loss of the joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprint Centers, LLC (SIFC) through February 23, 2004 when Identix acquired the remaining 50% interest in SIFC. For the three and six months ended December 31, 2004, the Company’s equity interest in the joint venture loss was $0. For the same periods in the prior fiscal year the Company’s equity interest in the joint venture loss was $142,000 and $247,000 respectively.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $9,000 and $22,000 for the three and six months ended December 31, 2004 and a provision of $10,000 and $19,000 for the same periods in prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.

Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). The operations for the three months ended September 30, 2003 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. As of December 31, 2004, none of the required conditions for additional payment had been achieved. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three and six months ended December 31, 2003:

	For the three	For the six
	months ended	months ended
	December 31,	December 31,
	2003	2003
	(in thousands)	(in thousands)
Revenue	$7,912	$16,777
Cost of sales	7,181	14,989
Operating expenses	768	1,547

Net (loss) income	$(37)	$241

Liquidity and Capital Resources

The Company financed its operations during the six months ended December 31, 2004, primarily from cash provided by its operations. As of December 31, 2004, the Company’s principal sources of liquidity consisted of $38,312,000 of working capital including $42,769,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit was entered into on May 30, 2003 and was extended in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 5.25% at December 31, 2004. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004 and December 31, 2004, there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants that are not binding until the Company draws on the line of credit.

For the six months ended December 31, 2004, $3,713,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $7,598,000; an increase in accounts receivable of $2,001,000 driven by increased sales partially offset by collections; and decreased other liabilities of $1,124,000 which was due primarily to the release of the Company’s lease obligations for the Los Gatos facility. These uses of cash were partially offset by decreased inventory of $741,000, decreased prepaid expenses and other assets of $1,457,000 which was primarily the result of the disposal of certificates of deposit that were being held as collateral for letters of credit; increased accrued compensation of $807,000; increased deferred revenue of $870,000 and non-cash charges from depreciation and amortization of $3,276,000. The cash used in investing activities of $353,000 consisted primarily of purchases of marketable securities and fixed assets of $11,915,000 and $438,000 respectively. These usages were partially offset by the sale of marketable securities totaling $12,000,000. Financing activities consisted primarily of stock option exercises, which generated $1,453,000 in cash. A use of cash subsequent to the end of the current quarter was a $5,292,000 payment made in January 2005, to complete the buyout of the Company’s Los Gatos lease. This amount is reported as an accrued liability on the Company’s balance sheet at December 31, 2004.

For the six months ended December 31, 2003, $5,324,000 of cash was used by operating activities. The cash used in operations consisted primarily of the net loss of $10,215,00; decreased accounts payable of $2,214,000 and decreased accrued liabilities which was the result of the payment of several large invoices. These decreases were partially offset by decreased accounts receivable of $3,037,000, which was the result of decreased sales, combined with collections; decreased prepaid expenses of $1,024,000; and increased deferred revenue of $1,219,000. The cash consumed in investing activities was $567,000 that consisted of the purchase of marketable securities and fixed assets of $8,961,000 and $606,000 respectively which was partially offset by the sale of securities of $9,000,000. Financing activities consisted primarily of stock option exercises, which generated $921,000 in cash.

The Company currently occupies its Minnesota headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. The Company also leases space for its corporate research and development lab in New Jersey under a lease that expires in May 2006, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space in Dublin, California for its former research, development and engineering activities that expire in March 2006. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. In the latter half of December 2004, the Company negotiated a release from its obligations under the lease agreement for its former corporate headquarters in Los Gatos California. In exchange for a payment of $5,292,000, the landlord released Identix from its net lease obligations totaling approximately $6,363,000. which also relieves the Company of the requirement to pay taxes, insurance and maintenance on this facility.

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Sublet	Total
2005	$1,040	$203	$1,864
2006	1,887	386	2,273
2007	1,575	—	1,575
2008	1,284	—	1,284
2009	341	—	341
Thereafter	—	—	—

Total	$6,127	$589	$6,716

The future minimum payments of $589,000 for sublet space relate to the Company’s Dublin, California facility that was vacated in connection with the Company’s merger with Visionics. The Company has accrued for the estimated losses on this lease at December 31, 2004. The table above does not include the $5,292,000 payment that was made in January 2005 to buyout the Los Gatos lease. The Dublin, California facility is sublet under a lease expiring in March 2006.

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

Our revenues are derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

•	National or international events which increase or decrease the need or interest in biometric products or services;

•	the cost, performance and reliability of our products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

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

Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products. Among these competitors are Viisage Technology, Inc., Cognitec Systems GmbH and Imagis Technologies, Inc. The products designed, developed and sold under our line of products known as our “live scan” products also face intense competition from a number of competitors who are actively engaged in developing and marketing similar products. Included among these are; Smiths Heimann Biometrics GmbH, and CrossMatch Technologies, Inc.

We expect competition to increase and intensify in the near term in the biometrics markets. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances not yet developed or implemented by us. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric industry who offer complementary products or private label products manufactured by our direct competitors do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent Systems Inc., NEC Corporation, Printrak International, Inc., (a Motorola company), and safLink.

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

For the three and six months ended December 31, 2004, we derived approximately 27% of our revenue directly from contracts relating to the U.S. Federal Government with one agency making up 19% and 16% of total revenues during the respective periods. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	the lack of or delays in authorization for availability of government funds;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully (i) complete development of complex designs, components and products (ii) complete new product introductions that may result in improved gross margins or the inability to manufacture in volume or install certain of our complex products, on a timely basis or (iii) obtain relevant government agency certifications for newly introduced products on a timely basis; manufacture in volume and install certain of our products.

•	changes in the mix of products and services we or our distributors sell;

•	the readiness of customers to accept delivery of new products on a timely basis or the cancellations, delays or contract amendments by government agency customers;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges; and

•	the lack of availability or increase in cost of key components and subassemblies.

•	competitive pricing pressures

•	unpredictable product installation schedules

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

For the three and six months ended December 31, 2004 we derived approximately 9% and 10% of our product revenues from international sales. We currently have a local presence in the United Kingdom.

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

As of December 31, 2004, the State of Wisconsin Investment Board, Kern Capital Management LLC and Artemis Investment Management LLC owned approximately 8%, 4% and 4% of the Company’s outstanding common stock, respectively. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending June 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm, conclusions as of June 30, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude at or around June 30, 2005 that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, marketable securities and line of credit. The Company does not use derivative financial instruments. The Company’s cash equivalents and marketable securities are invested in money market accounts and high quality bonds with major financial institutions. Due to the short duration and conservative nature of the Company’s cash equivalents and marketable securities, their carrying value approximates fair market value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to the Company’s results of operations, cash flows or financial condition.

     If the Company enters into debt obligations it is primarily to support general corporate purposes including working capital requirements and capital expenditures. The Company is subject to fluctuating interest rates that may impact, adversely or otherwise, its results of operation or cash flows for its variable rate lines of credit and cash equivalents. As noted previously, the Company has not drawn on its line of credit during the periods presented.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On February 5, 2003, Roger Benson, an individual, filed a lawsuit seeking unspecified damages against the Company, Digital Biometrics, Inc. (“DBI”), and Visionics Corporation in California Superior Court, alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. Mr. Benson’s complaint alleged that the fingerprint number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon, and also alleged that the plaintiff suffered injuries from a 43-day incarceration after the plaintiff’s identity was allegedly mistaken for that of the felon because of the duplicate fingerprint number. Mr. Benson alleged liability under strict product liability, failure to warn, breach of implied warranty, negligence, and unfair business practices, among other theories of liability.

     Since the inception of Mr. Benson’s lawsuit, Identix has vigorously defended itself on the grounds that any alleged misidentification of Mr. Benson was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. On February 2, 2005, Mr. Benson voluntarily dismissed the case in its entirety against Identix and its affiliated defendants. (Mr. Benson has not dismissed the State of California, which remains a defendant in the action.) Mr. Benson’s voluntary dismissal of claims follows Identix’ recent successful motion for, and award of, monetary sanctions against each of Mr. Benson and his attorney. Mr. Benson’s voluntary dismissal also follows Identix’ flat rejection of a recent offer of settlement made by Mr. Benson. As the prevailing party in this lawsuit for judicial purposes, Identix will now seek from the court an award of recoverable costs against the plaintiff, which the Company believes will be immaterial.

     On July 22, 2004, the Company was served with a class action complaint naming Miguel Espinoza as a purported class action plaintiff. Mr. Espinoza is also one of the individual plaintiffs added to the Benson litigation via the January 2004 amended complaints in that litigation. Mr. Espinoza claims that he was denied a liquor license for his business in Oregon on August 1, 2002 because he was misidentified as a convicted felon. He alleges the misidentification was a result of duplicate fingerprint identification number also held by a convicted felon, and that the duplicate number was generated by a live scan system manufactured by DBI and operated by a Sheriff’s office in the State of Oregon. The complaint alleges liability under strict product liability, failure to warn, breach of implied warranty, negligence, product misrepresentation and 42 U.S.C §1983 among other theories of liability. While the case is in its early stages, based on currently available information, the Company believes that the issuance of any duplicate fingerprint numbers was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants. The Company believes that any alleged misidentification of Mr. Espinoza was not the result of any design, manufacturing or product defect or malfunction, or any other error, omission or fault on the part the Company or affiliated defendants and the Company intends to vigorously defend this lawsuit.

While it is not possible at this early stage of the proceeding to predict with precision and certainty the outcome of the action discussed above, based on the facts and information currently available to the Company (which are subject to change based on discovery of further facts and information) the Company believes that liabilities and costs arising out of such action will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on October 28, 2004.

(b)	All Board of Directors nominees referenced in Item 4 (c) below were elected at the Annual Meeting of Shareholders on October 28, 2004.

(c)	The matters voted upon and the results of the voting were as follows:

(1)	The following seven persons were elected to the Board of Directors:

Name	Votes For	Votes Withheld
Milton E. Cooper	83,733,584	1,093,234
Dr. Joseph J. Atick	83,715,025	1,111,793
Malcolm J. Gudis	76,517,366	8,309,452
Dr. John E. Haugo	83,727,110	1,099,708
George Latimer	76,476,706	8,350,112
John E. Lawler	76,519,062	8,307,756
Patrick H. Morton	72,577,320	11,192,762

The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2005 was ratified. The number of shares voted in favor of the appointment was 83,946,917 the number of shares voted against were 677,639 and the number of shares that abstained was 202,261.

6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit
Number	Description
10.63	Lease Termination Agreement
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

(b)	A Form 8-K was filed on October 28, 2004, which contained the Company’s press release announcing its the financial results for the quarter ending September 30, 2004.

(c)	A Form 8-K was filed on December 16, 2004, which disclosed a material agreement between the Company and Vasona Buisness Park that announced the termination of the lease between the Company and Vasona Buisness Park.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 9, 2005.

IDENTIX INCORPORATED
BY: /s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer