Form 10-Q
period 2005-03-31
IDENTIX INC
filed 2005-05-10
CIK 735780

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

88,923,358 shares of Common Stock
as of April 30, 2005

IDENTIX INCORPORATED

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27,450	$35,944
Marketable securities	9,690	9,472
Accounts receivable, net	16,009	11,412
Inventories	6,275	7,171
Prepaid expenses and other assets	973	1,052

Total current assets	60,397	65,051
Property and equipment, net	1,683	2,153
Goodwill	141,213	141,213
Acquired intangible assets, net	14,646	18,497
Other assets	744	1,913

Total assets	$218,683	$228,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$4,881
Accrued compensation	4,160	2,948
Other accrued liabilities	3,791	4,992
Deferred revenue	7,539	6,408

Total current liabilities	20,627	19,229
Deferred revenue	1,596	462
Other liabilities	181	5,647

Total liabilities	22,404	25,338

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 88,921,193 and 88,429,821 shares issued and outstanding, respectively	889	884
Additional paid-in capital	552,256	549,956
Accumulated deficit	(356,716)	(347,193)
Deferred stock-based compensation	—	(14)
Accumulated other comprehensive loss	(150)	(144)

Total stockholders’ equity	196,279	203,489

Total liabilities and stockholders’ equity	$218,683	$228,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Product revenues	$12,119	$6,674	$30,683	$17,821
Service revenues	8,133	7,817	24,750	$21,193

Total Revenues	$20,252	$14,491	$55,433	$39,014
Cost and expenses:

Cost of product revenues (excluding amortization of intangible assets)	6,285	3,929	18,563	10,256
Cost of service revenues	6,140	7,585	18,249	16,656
Research and development	3,029	2,184	8,345	7,207
Marketing and selling	3,179	2,746	8,744	8,238
General and administrative	3,013	3,166	9,215	9,880
Amortization of acquired intangible assets	1,283	1,419	3,852	4,176
Restructuring and other, net	—	2,115	(620)	2,115

Total costs and expenses	22,929	23,144	66,348	58,528

Loss from operations	(2,677)	(8,653)	(10,915)	(19,514)

Interest and other income, net	763	300	1,425	971

Equity interest in loss of joint venture	—	(55)	—	(302)

Loss from continuing operations before income taxes	(1,914)	(8,408)	(9,490)	(18,845)
Provision for income taxes	(11)	(9)	(33)	(28)

Loss from continuing operations	(1,925)	(8,417)	(9,523)	(18,873)
Discontinued operations:
Loss from discontinued operations	—	(1,050)	—	(809)
Gain on sale of IPS	—	5,934	—	5,934

Income from discontinued operations	—	4,884	—	5,125

Net loss	$(1,925)	$(3,533)	$(9,523)	$(13,748)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.10)	$(0.11)	$(0.22)
Basic and diluted income per share from discontinued operations	$—	$0.06	$—	$0.06

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.11)	$(0.16)

Weighted average common shares used in basic and diluted loss per share computation	88,834	86,645	88,620	86,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended March,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,523)	$(13,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,836	6,065
Inventory obsolescence provision	1,086	3,315
Stock-based compensation expense	14	558
Loss on property and equipment	11	—
Gain on sale of discontinued operations	—	(5,934)
Equity interest in loss of joint venture	—	302
Bad debt recoveries - net	(32)	(625)
Realized gain on sales of marketable securities	(90)	(24)
Restructuring and other, net	(620)	1,610
Changes in assets and liabilities:
Accounts receivable	(4,566)	4,754
Inventories	(190)	(2,155)
Prepaid expenses and other assets	1,248	1,038
Accounts payable	256	(2,834)
Accrued compensation	1,212	669
Other accrued liabilities	(6,047)	(2,854)
Deferred revenue	2,265	1,394

Net cash used in operating activities	(10,140)	(8,469)

Cash flows from investing activities:
Proceeds from sale of IPS, net of transaction costs	—	7,808
Cash acquired in acquisition, net of cash paid	—	1,264
Net proceeds from the sales of marketable securities	19,300	15,007
Purchases of marketable securities	(19,433)	(14,943)
Capital expenditures	(526)	(863)

Net cash (used in) provided by investing activities	(659)	8,273

Cash flows from financing activities:
Proceeds from exercise of stock options and the issuance of stock under employee benefit plans	2,305	1,410

Net cash provided by financing activities	2,305	1,410

Net decrease in cash and cash equivalents	(8,494)	1,214
Cash and cash equivalents at period beginning	35,944	34,712

Cash and cash equivalents at period end	$27,450	$35,926

Non Cash Activities:
Stock issued for acquisition of technology	$—	$3,423

Conversion of preferred stock to common stock	$—	$3,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair statement of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2005.

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

Sales of the Company’s Integrated Biometric Information Systems (“IBIS”), and certain other products, are considered multiple element arrangements and involve the sale of hardware and services. The Company accounts for multiple element arrangements under Emerging Issues Task Force Issue No. 00-21, (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables”. Under EITF 00-21, a company must determine whether any or all of the deliverables of a multiple deliverable agreement can be separated from one another. If separation is possible, revenue is recognized for each deliverable (based on objective and reliable evidence of the fair value) as the applicable revenue recognition criteria are achieved for that specific deliverable. Alternatively, if separation is not possible, revenue recognition may need to be spread evenly over the performance of all deliverables, or deferred until all elements of the arrangement have been delivered to the customer.

The Company also sells several stand-alone software products including ABIS systems, BioLogon and software developer kits. Revenue is recognized on software products in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed reasonably assured. VSOE of fair value is established based upon either sales of the element (e.g, maintenance, training or consulting) in individual transactions, or, in certain cases for maintenance, based upon substantive renewal rates. In cases where the Company does not have VSOE of fair value for all delivered elements in the transaction (e.g., for licenses), the fees from these multiple-element agreements are allocated using the residual value method. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software, and the services cannot be segregated into separate units of accounting, the Company accounts for the software sales under SOP 97-2 and SOP 81-1 “Accounting for performance of construction-type and certain production-type contracts”. In the cases where SOP 81-1 is applied, the Company uses the cost-to-cost method of percentage of completion. Under this method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs. Maintenance revenue is deferred and recognized ratably over the life of the service period of the related agreement.

Revenues related to Identix Identification Services (“IIS”) (See Note 5), which was acquired in February 2004, are recognized as services are completed.

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

Had compensation cost for the Company’s employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net Loss as reported	$(1,925)	$(3,533)	$(9,523)	$(13,748)
Add: Employee stock-based compensation expense included in reported net loss	—	145	14	558
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,503)	574	(3,756)	(2,732)

Proforma net loss	$(3,428)	$(2,814)	$(13,265)	$(15,922)

Net Loss per share:
As Reported	$(0.02)	$(0.04)	$(0.11)	$(0.16)
Proforma	$(0.04)	$(0.03)	$(0.15)	$(0.18)

Shares	88,834	86,645	88,620	86,267

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R revised SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for Identix as of its first quarter of fiscal year 2006 which begins on July 1, 2005. The Company expects that adoption of SFAS 123R will result in a significant charge to earnings and is currently determining the exact charge and the method of adoption of SFAS No. 123R. See the “Stock Based Compensation” discussion above, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and nine months ended March 31, 2005.

4.	Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). These operations for the three and nine months ended March 31, 2004 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. As of March 31, 2005, none of the required conditions for additional payment had been achieved. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three and nine months ended March 31:

	For the three	For the Nine
	months ended March	Months ended
	31,	March 31,
	2004	2004
	(in thousands)	(in thousands)
Revenue	$3,302	$20,078
Cost of sales	2,564	17,550
Operating expenses	1,788	3,337

Net (loss) income	$(1,050)	$(809)

5.	Acquisition

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

6.	Credit Facility

The Company’s existing line of credit was entered into on May 30, 2003 and renewed in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 5.50% at March 31, 2005. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004 and March 31, 2005 there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants that are not binding until the Company draws on the line of credit.

7.	Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,
	2005	2004
Purchased parts and materials	$2,846,000	$1,620,000
Work-in-process	3,054,000	4,361,000
Finished goods, including spares	375,000	1,190,000

	$6,275,000	$7,171,000

During the three and nine months ended March 31, 2005 the Company recorded provisions for excess and obsolete inventory items in the amount of $504,000 and $1,086,000 respectively and $2,617,000 and $3,315,000 for the same periods in the prior fiscal year

8.	Restructuring and other, net

At the time of the Company’s merger with Visionics in June 2002, Identix recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. From the period of June 2002 to June 2004 the Company incurred total merger costs of $29,864,000.

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

Fiscal 2005

During the nine months ended March 31, 2005, the Company realized a net restructuring gain of $620,000. The net gain consists of a charge recorded in the first quarter of fiscal 2005 of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 recorded in the second quarter of fiscal 2005 when the Company negotiated its release from its Los Gatos facilities lease. In the first quarter, management believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The gain recorded in the second quarter represented the difference between the Company’s accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in the total cash payments for lease exit costs of $6,494,000 during the nine months ended March 31, 2005.

The following table represents a summary of restructuring and other, net between June 30, 2004 and March 31, 2005:

	For the nine months ended March 31, 2005
				Restructuring
	Restructuring Liability			Liability as of
	as of June 30, 2004	Additions/(reductions)	Cash Payments	March 31, 2005
	(in thousands)
Severance and benefits	$120	$—	$9	$111
* Lease exit costs	7,600	(620)	6,494	486

Total	$7,720	$(620)	$6,503	$597

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at March 31, 2005, is for the Dublin California facility and will be paid out through March 2006. The severance and benefits is related to the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.

Fiscal 2004

The following table represents a summary of the restructuring and other, net for the nine months ended March 31, 2004:

	For the nine months ended March 31, 2004
			Liabilities
			Satisfied in		Restructuring
	Restructuring Liability		Connection with		Liability as of
	as of June 30, 2003	Additions	IPS Disposition	Cash Payments	March 31, 2004
	(in thousands)
Severance and benefits	$614	$250	$—	$498	$366
Lease exit costs	12,151	610	2,267	2,261	8,233
Internal merger costs and other	31	—	—	31	—

Total	$12,796	$860	$2,267	$2,790	$8,599

9.	Earnings Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including convertible preferred stock as well as stock options and warrants, using the treasury stock method.

Options and warrants to purchase 8,776,177 and 8,578,000 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also, 234,558 shares of convertible preferred stock were converted to common stock during the three months ended March 31, 2004.

10.	Comprehensive Loss

Comprehensive loss for the three and nine months ended March 31, 2005 was $1,933,000 and $9,529,000 compared to a loss of $3,531,000 and $13,737,000 for the same periods in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

11.	Reportable Segment Data

The Company’s operating segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
Biometric systems	$17,921	$12,922	$48,885	$36,197
* Other	2,331	1,569	6,548	2,817

	$20,252	$14,491	$55,433	$39,014

Operating income/loss:
Biometric systems	$2,583	$(8,752)	$10,950	$(19,369)
* Other	94	99	(35)	(145)

	$2,677	$(8,653)	$10,915	$(19,514)

	March 31,	June 30,
	2005	2004
	(in thousands)
Identifiable assets:
Biometric systems	$212,101	$223,400
Other	6,582	5,427

	$218,683	$228,827

* Revenue related to IIS is included in the Company’s consolidated revenues from the date of acquisition on February 23, 2004

12.	Foreign Operations Data

In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
United States	$16,466	$11,674	$48,227	$34,109
International	3,786	2,817	7,206	4,905

	$20,252	$14,491	$55,433	$39,014

	March 31,	June 30,
	2005	2004
	(in thousands)
* Identifiable long lived assets:
United States	$1,648	$2,088
International	35	65

	$1,683	$2,153

* Long lived assets consist of property and equipment.

13.	Indemnification Arrangements and Product Warranties

The terms of the sale of IPS (see Note 4), include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.

From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of March 31, 2005 the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a 90-day and one year warranty on various products and services. The majority of the warranty liability that the Company has recorded is due to the one-year warranties. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the nine months ended March 31, 2005 and 2004:

	As of March 31,	As of March 31,
	2005	2004
	(in thousands)	(in thousands)
Balance at June 30,	$921	$374
Warranty Expense	1,391	1,044
Closed Warranty Claims	(922)	(738)

Balance at March 31,	$1,390	$680

14.	Legal Matters

In February 2003, Roger Benson filed a lawsuit against the Company and certain of its affiliated entities in California Superior Court alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. The complaint alleged that a live scan fingerprint imaging machine manufactured by one of the defendants contributed to the misidentification of Mr. Benson. In February 2005, Mr. Benson voluntarily dismissed his entire case against all of the defendants. The voluntary dismissal followed Identix’ successful motion for, and award of immaterial monetary sanctions against each of Mr. Benson and his attorney.

In July 2004, Miguel and Lilia Espinoza filed a purported class action lawsuit against the Company and certain of its affiliated entities in the State of Oregon. Mr. Espinoza claimed he was misidentified as a convicted felon and that his misidentification resulted from the issuance to him of a duplicate fingerprint identification number generated by a live scan system manufactured by one of the defendants. The entities affiliated with Identix were dismissed from the action by court order. Subsequently, the Company filed a motion for summary judgment on the merits. In April 2005, the U.S. Magistrate Judge handling the case granted summary judgment in favor of Identix stating that the live scan machine in question had correctly assigned different fingerprint control numbers to Mr. Espinoza and the third party felon. In accordance with applicable rules of civil procedure, the summary judgment ruling will now be reviewed by a U.S. District Judge prior to any final entry. Based upon the current disposition of the litigation discussed above, the Company believes that liabilities and costs arising from these lawsuits will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

15.	New Accounting Pronouncements

     In October 2004, the EITF issued EITF Issue No. 04-10, Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. When effective, the adoption of this standard will require the Company to reexamine how segments are disclosed and will likely result in the Company identifying its Identix Identification Services (“IIS”) subsidiary separately as a reportable segment. Currently, the Company has two segments, Biometric systems and other, with IIS currently classified as other along with the Company’s Legislative Demographic Services subsidiary.

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

During the third quarter of fiscal year 2005, Identix received ABIS System orders totaling $4 million for programs involving international customers, who will use the ABIS system to develop integrated solutions for nationwide applications such as passenger screening, border protection, law enforcement, national ID, e-passports and other travel- and access-related programs. Identix’ FaceIt technology was integrated into Nikon Corporation’s latest line of COOLPIX digital cameras. The licensing agreement between Identix and Nikon covers production for the entire COOLPIX camera line, which is expected by Nikon to be in the multimillions of camera units. Identix Identification Services was selected to provide statewide electronic fingerprinting services for the state of Michigan and also renewed for one year its contract to provide similar services throughout the state of Tennessee. Identix and Sacramento-based NEC Solutions (America) teamed to upgrade and expand Indiana’s statewide live scan network with the newly introduced Identix Live Scan TouchPrint™Enhanced Definition 3000 Series. Indiana placed purchase orders with Identix totaling approximately $2.0 million from December 2004 to February 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At March 31, 2005 the Company’s critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings.

RESULTS OF OPERATIONS

Revenues, and Gross Margins

Total revenue for the three and nine months ended March 31, 2005, was $20,252,000 and $55,433,000 respectively compared to $14,491,000 and $39,014,000 for the same periods in the prior fiscal year.

Product revenue was $12,119,000 and $30,683,000 for the three and nine months ended March 31, 2005, compared to $6,674,000 and $17,821,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended March 31, 2005, is due to an increase in demand of biometric hardware and software products in both international and domestic markets. These increases in demand were in government driven programs including national ID, border patrol and law enforcement. Also, during the three and nine months ended March 31, 2005, Identix experienced increased sales volume of its livescan product line compared to the same periods in the prior fiscal year. Revenues associated with product sales are primarily derived from the sale of hardware and software.

Service revenue for the three and nine months ended March 31, 2005, was $8,133,000 and $24,750,000 compared to $7,817,000 and $21,193,000 for the same periods in the prior fiscal year. The increase in service revenue for the three and nine months ended March 31, 2005 was driven by the acquisition of Identix Identification Services (“IIS”) in February 2004. Service revenue attributed to IIS for the three and nine months ended March 31, 2005 was $1,682,000 and $5,248,000 compared to $728,000 for the same periods in the prior fiscal year which represents the revenue generated from the date of acquisition of February 23, 2004 to March 31, 2004. Service revenues are derived from activities surrounding the servicing of the Company’s hardware and software under maintenance agreements and warranties as well as revenue derived from the Company’s IIS subsidiary, which provides fingerprinting services.

The Company also reports its revenue by its operating segments, consisting of biometric systems and other. Revenue from biometric systems was $17,921,000 and $48,885,000 for the three and nine months ended March 31, 2005, compared to $12,922,000 and $36,197,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended March 31, 2005 is due to an increase in sales of biometric hardware and software during the quarter that resulted from growth in the federal government and international markets.

Other segment revenues are comprised of the Company’s IIS and Legislative Demographic Services (“LDS”) subsidiaries which totaled $2,331,000 and $6,548,000 for the three and nine months ended March 31, 2005, and $1,569,000 and $2,817,000 for the same periods in the prior fiscal year. The increase was primarily due to the acquisition of IIS, in the third quarter of fiscal year 2004.

For the three and nine months ended March 31, 2005, Identix derived approximately 23% and 26% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 12% and 10% of total revenues during the respective periods. For the three and nine months ended March 31, 2004, the Company derived 11% and 8% of its revenue from the U.S. Federal Government with no one agency producing more than 10% of total revenue. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on the Company’s financial results.

The Company is currently awaiting final results of a recent General Services Administration post-award audit arising out of the renewal of its GSA Multiple Award Schedule contract. Based on current information, the Company believes that the results of such audit will not result in a material adverse finding or adjustment and that such results will not have a material adverse effect on our business, financial condition or results of operation.

International sales accounted for $3,786,000 and $7,206,000 or 19% and 13% of the Company’s revenues for the three and nine months ended March 31, 2005, compared to $2,817,000 and $4,905,000 or 19% and 13% of the Company’s revenue for the same periods in the prior fiscal year. The increase in international revenue is due primarily to two large international sales that occurred in the third quarter of fiscal 2005 totaling $2,800,000. These sales were partially offset by other contracts that were present in fiscal 2004 but not fiscal 2005. The Company’s international sales are predominately denominated in U.S. dollars, and the Company monitors its foreign currency exchange exposure and, if significant, will take action such as hedging transactions, to reduce foreign exchange risk. To date, the Company has not entered into any hedging transactions.

Gross margins on product revenues were 48% and 40% respectively for the three and nine months ended March 31, 2005, compared to 41% and 42% for the same periods in the prior fiscal year. The increase in gross margins during the three months ended March 31, 2005 is the result of increased sales of the Company’s higher margin software sales. For the three months ended March 31, 2005 the Company had $2,800,000 in software sales that didn’t occur in the same period of the prior fiscal year. These higher margin sales during the current quarter were partially offset by lower margin sales of the Company’s hardware which results in an overall increase in product gross margin of 7% for the three months ended March 31, 2005.

Service gross margins were 25% and 26% respectively for the three and nine months ended March 31, 2005, compared to 3% and 21% for the same periods in the prior fiscal year. The increase in service gross margin is the result of an inventory reserve related to excess maintenance parts totaling $2,300,000 that was recorded during the three months ended March 31, 2004. The Company expects that gross margins may fluctuate in future periods due to changes in the product mix due to certain products such as the livescan product line requiring a greater amount of maintenance support than products such as software. In addition, the costs of components and the competition in the industry will also affect the Company’s gross margins.

Research and Development

Research and development expense was $3,029,000 and $8,345,000 or 15% of revenues for the three and nine months ended March 31, 2005, compared to $2,184,000 and $7,207,000 or 15% and 18% of revenues, respectively, for the same periods in the prior fiscal year. The increase in research and development expenses is the result of increased engineering personnel costs. Now and in the foreseeable future, Identix is committed to continue its focus on the investment in research and development, which is critical to developing new and innovative products intended to allow the Company to maintain a strong technological position in the industry.

Marketing and Selling

Marketing and selling expenses were $3,179,000 and $8,744,000 or 16% of revenue for the three and nine months ended March 31, 2005, compared to $2,746,000 and $8,238,000 or 19% and 21% of revenue for the same periods in the prior fiscal year. The increase in marketing and selling expense in the three and nine months ended March 31, 2005 is primarily the result of increased commission expense of $475,000 and $755,000 respectively. The increase in commissions for the three months ended March 31, 2005, is due to increased software sales for which the Company pays a commission rate that is higher than the rate paid on hardware sales. The increase in commissions for the nine months ended March 31, 2005 is the result of increased sales of both hardware and software. The decrease in marketing and selling expense for the three and nine months ended March 31, 2005 as a percent of revenue is due to the Company retaining tight control over its discretionary spending while revenues increased.

General and Administrative

General and administrative expense was $3,013,000 and $9,215,000 or approximately 15% and 17% of revenues for the three and nine months ended March 31, 2005, compared to $3,166,000 and $9,880,000 or approximately 22% and 25% of revenues for the same periods in the prior fiscal year. General and administrative expense declined while revenue increased during the three and nine months ending March 31, 2005 as the Company retained tight control over discretionary spending. Despite expending approximately $219,000 and $444,000 on Sarbanes-Oxely compliance for the three and nine months ended March 31 2005. These amounts consist of costs of consultants and the Company’s independent registered public accounting firm.

Amortization of Acquired Intangible Assets

Amortization expense of acquired intangible assets is primarily related to developed technology, and patents attained through the Company’s acquisition of IIS, certain assets of Delean Technology and Visionics. The amortization expense related to acquired intangible assets was $1,283,000 and $3,852,000 for the three and nine months ended March 31, 2005, compared to $1,419,000 and $4,176,000 for the same periods in the prior fiscal year. The decrease is due to an intangible asset becoming fully amortized in the first quarter of fiscal 2005. For the fourth quarter of fiscal year 2005, the Company expects amortization expense to remain consistent with the third quarter of fiscal year 2005.

Restructuring and other, net

During the nine months ended March 31, 2005, the Company realized a net restructuring gain of $620,000. The net gain consists of a charge recorded in the first quarter of fiscal 2005 of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 recorded in the second quarter of fiscal 2005 when the Company negotiated its release from its Los Gatos facilities lease. In the first quarter, management believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The gain recorded in the second quarter represented the difference between the Company’s accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in the total cash payments for lease exit costs of $6,494,000 during the nine months ended March 31, 2005.

The following table represents a summary of restructuring and other, net between June 30, 2004 and March 31, 2005:

	For the nine months ended March 31, 2005
	Restructuring			Restructuring
	Liability as of			Liability as of
	June 30, 2004	Additions/(reductions)	Cash Payments	March 31, 2005
	(in thousands)
Severance and benefits	$120	$—	$9	$111
* Lease exit costs	7,600	(620)	6,494	486

Total	$7,720	$(620)	$6,503	$597

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at March 31, 2005, is for the Dublin California facility and will be paid out through March 2006. The severance and benefits is related to the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.

Interest and Other Income, net

For the three and nine months ended March 31, 2005, interest and other income, net was $763,000 and $1,425,000 respectively, compared to $300,000 and $971,000 respectively, for the same periods in the prior fiscal year. The increase in other income for the three months ending March 31, 2005 is due to a preacquisition liability that was associated with IIS which was relieved during the third quarter of fiscal 2005.

Equity Interest in Loss of Joint Venture

The equity interest in the loss of the joint venture represents the Company’s 50% share of the results of Sylvan Identix Fingerprint Centers, LLC (SIFC) now IIS through February 23, 2004 when Identix acquired the remaining 50% interest in SIFC. For the three and nine months ended March 31, 2005, the Company’s equity interest in the joint venture loss was $0. For the same periods in the prior fiscal year the Company’s equity interest in the joint venture loss was $55,000 and $302,000 respectively.

Provision for Income Taxes

The Company recorded a provision for income tax expense of $11,000 and $33,000 for the three and nine months ended March 31, 2005, and a provision of $9,000 and $28,000 for the same periods in prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.

Discontinued Operations

On February 13, 2004, the Company consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). The operations for the three and nine months ended March 31, 2004 are presented in the Company’s Consolidated Statements of Operations as discontinued operations. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale include the potential for additional future payments to the Company of up to $500,000 pending satisfaction of certain conditions. As of March 31, 2005, none of the required conditions for additional payment had been achieved. The terms of the sale also include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000.

The following table represents the summarized results for the discontinued operations for the three and nine months ended March 31, 2005:

	For the three	For the Nine
	months ended March	Months ended
	31,	March 31,
	2004	2004
	(in thousands)	(in thousands)
Revenue	$3,302	$20,078
Cost of sales	2,564	17,550
Operating expenses	1,788	3,337

Net (loss) income	$(1,050)	$(809)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123R revised SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for Identix as of its first quarter of fiscal year 2006 which begins on July 1, 2005. The Company expects that adoption of SFAS 123R will result in a significant charge to earnings and is currently determining the exact charge and the method of adoption of SFAS No. 123R. See the “Stock Based Compensation” discussion in Note 3 to the Condensed Consolidated Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and nine months ended March 31, 2005.

In October 2004, the EITF issued EITF Issue No. 04-10, Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds. SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. When effective, the adoption of this standard will require the Company to reexamine how segments are disclosed and will likely result in the Company identifying its Identix Identification Services (“IIS”) subsidiary separately as a reportable segment. Currently, the Company has two segments, Biometric systems and other, with IIS currently classified as other along with the Company’s Legislative Demographic Services subsidiary.

Liquidity and Capital Resources

The Company financed its operations during the nine months ended March 31, 2005, primarily from its existing cash and marketable securities as well as cash collected from its operations. As of March 31, 2005, the Company’s principal sources of liquidity consisted of $39,770,000 of working capital including $37,140,000 in cash and cash equivalents and short-term marketable securities.

The Company’s existing line of credit was entered into on May 30, 2003 and was extended in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 5.50% at March 31, 2005. The line of credit expires on October 1, 2005. Until the Company generates positive net income before income taxes for two consecutive fiscal quarters, the Company will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2004 and March 31, 2005, there were no amounts outstanding under this line of credit.

The line of credit agreement contains financial, operating and reporting covenants that are not binding until the Company draws on the line of credit.

For the nine months ended March 31, 2005, $10,144,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $9,523,000; an increase in accounts receivable of $4,566,000 driven by increased sales partially offset by collections; and decreased other liabilities of $6,047,000 which was due primarily to the payment of $5,292,000 related to the release of the Company’s lease obligations for the Los Gatos facility. These uses of cash were partially offset by increases in deferred revenue of $2,265,000 related to payment terms on a software contract causing $1,800,000 of deferred revenue at March 31, 2005 as well as an increase in maintenance contracts with extended maintenance periods, decreased prepaid expenses and other assets of $1,248,000 which was primarily the result of the disposal of certificates of deposit that were being held as collateral for letters of credit; increased accrued compensation of $1,212,000 due to the timing of the payroll payments; and non-cash charges from depreciation and amortization of $4,836,000. The cash used in investing activities of $655,000 consisted primarily of purchases of marketable securities and property and equipment of $19,433,000 and $526,000 respectively. These usages were partially offset by the sale of marketable securities totaling $19,304,000. Financing activities consisted primarily of stock option exercises and the sale of stock under employee benefit plans, which generated $2,305,000 in cash.

For the nine months ended March 31, 2004, $8,469,000 of cash was used in operating and investing activities that was offset by the cash generated from investing and financing activities of $8,273,000 and $1,410,000 respectively. The cash that was generated from investing activities primarily resulted from sale of the Company’s IPS subsidiary as well the acquisition of 100% interest in SIFC now known as Identix Identification Services (IIS). In addition, the cash generated from financing activities resulted primarily from the exercise of stock options. The net result of the Company’s cash flow activities resulted in an increase of $1,214,000 of cash and cash equivalents.

The Company currently occupies its Minnesota headquarters under a lease that expires in March 2008, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. The Company also leases space for its corporate research and development lab in New Jersey under a lease that expires in May 2006, and is required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, the Company leases space in Dublin, California for its former research, development and engineering department and the lease expires in March 2006. The Company also leases space in Fairfax, Virginia for a sales office and the LDS headquarters under a lease that expires in 2009. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.

Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Sublet	Total
2005	$520	$102	622
2006	1,887	386	2,273
2007	1,575	—	1,575
2008	1,284	—	1,284
2009	341	—	341
Thereafter	—	—	—

Total	$5,607	$488	$6,095

The future minimum payments include $488,000 for sublease income related to the Company’s Dublin, California facility that was vacated in connection with the Company’s merger with Visionics. The Company has accrued for the estimated losses on this lease at March 31, 2005. The Dublin, California facility is sublet under a lease expiring in March 2006.

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

RISK FACTORS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause our results to vary are set forth in the Company’s Annual Report on Form 10-K.

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

A significant number of established and startup companies are marketing or developing software and hardware for facial and/or fingerprint biometric products and applications that currently compete or will compete directly with our current offerings. Some of these companies are marketing or developing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. If one or more of these competing technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that compete with our security and identity related line of products and applications have significantly more financial and other resources than the Company.

Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products. Among these competitors are Viisage Technology, Inc., Cognitec Systems GmbH and Imagis Technologies, Inc. The products designed, developed and sold under our “live scan” line of products also face intense competition from a number of competitors, including Smiths Heimann Biometrics GmbH, and CrossMatch Technologies, Inc., who are actively engaged in developing and marketing similar products.

The biometric security market is a rapidly evolving and intensely competitive market, and we believe that additional competitors will continue to enter the market and become significant long-term competitors. We expect competition in the biometrics markets to increase and intensify in the near term. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric industry who offer complementary products or private label products manufactured by our direct competitors do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent, NEC, Printrak International, Inc., (a Motorola company), and Saflink.

The biometrics industry is characterized by rapid technological change and requires introduction of new and enhanced products at competitive prices.

In order to compete effectively in the biometrics market, we must continually design, develop and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. Our future success will depend upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors, and could adversely affect our business operations, financial results and stock price.

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

Additionally, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or result in the cancellation of the contract award entirely. There is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of third party protests. For example, in October 2003, the Company announced that is had been awarded a Blanket Purchase Order (“BPO”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million. The award was subsequently protested by one of our competitors who had been an unsuccessful participant in the bidding process for the BPO. Though the protest was ultimately resolved in our favor, the protest resulted in substantial delays in DHS’ procurement of our technology under the BPO. Similar protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract, such as the BPO award to us, through the protest process or otherwise, could have a material adverse effect on our financial results and stock price.

Similar to federal government contracts, state and local government agency contracts may be contingent upon availability of matching funds from federal, state or local entities. State and local law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which may continue to result in quarterly and annual revenues and operating results that may be irregular and difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. In addition, if we are successful in winning such procurements, there may be unevenness in shipping schedules, as well as potential delays and changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements.

For the three and nine months ended March 31, 2005, we derived approximately 23% and 26% of our revenue directly from contracts relating to the U.S. Federal Government with one agency making up 12% and 10% of total revenues during the same periods. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	unavailability or delays in authorization of government funding or cancellations, delays or contract amendments by government agency customers;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully (i) complete development of complex designs, components and products,

(ii) complete new product introductions that may result in improved gross margins, (iii) manufacture in volume or install certain of our complex products or (iv) obtain relevant government agency certifications for newly introduced products on a timely basis;

•	changes in the mix of products and services we or our distributors sell;

•	the readiness of customers to accept delivery of new products on a timely basis;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies;

•	competitive pricing pressures; and

•	unpredictable product installation schedules

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

Our results of operations may be harmed by governmental credit and other policies.

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

A security breach or failure in systems that we sell could result in the disclosure of private personal information that could harm our business by adversely affecting the market’s perception of our products and services.

Many of the systems we sell are designed to secure or manage private personal information or information maintained by governmental agencies. In addition to being costly to repair and causing delays and other difficulties, a security breach or failure in one of these systems could cause serious harm to our business as a result of negative publicity or decisions by governmental clients to limit our access or involvement with this information.

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

The substantial lead-time required for ordering parts and materials may lead to inventory problems.

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

A significant portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in written agreements, and may be subject to termination at any time. Even where these relationships are formalized in written agreements, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

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

Our plan to pursue sales in international markets may be limited by risks related to conditions in such markets.

For the three and nine months ended March 31, 2005 we derived approximately 19% and 13% of our total revenues from international sales. We currently have a local presence in the United Kingdom.

There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.

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

As of March 31, 2005, Kern Capital Management LLC and Artemis Investment Management LLC owned approximately 5% and 2% of the Company’s outstanding common stock, respectively. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.

We may be subject to loss in market share and market acceptance as a result of performance failures, manufacturing errors, delays or shortages.

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

In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we did not own. We subsequently re-named SIFC to Identix Identification Services, LLC. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. in fiscal 1999. We also acquired one company in fiscal 1998 and two companies in fiscal 1996. These and any other acquisitions, mergers and divestitures by Identix are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

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

The manner of accounting for our merger with Visionics Corporation, which was completed in June 2002, may affect our reported results of operations.

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

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

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

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, management will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent registered public accounting firm, conclusions as of June 30, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude at or around June 30, 2005 that our internal controls over financial reporting are effective as required by Section 404. In connection with the Company’s fiscal 2005 third quarter financial statements closing process, management of the Company and its Company’s independent registered public accounting firm identified a material weakness in the Company’s internal control over financial reporting relating to revenue recognition on a single international sales order with multiple revenue elements. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The weakness did not result in any restatement of previously filed financial statements of the Company or adjustment to the Company’s fiscal 2005 third quarter financial statements as a result of this material weakness. In order to remediate this weakness, the Company is taking steps to improve its internal controls over financial reporting by designing a process to ensure accuracy of revenue recognition analysis on the Company’s complex customer arrangements including those with multiple revenue elements. While the Company believes it will successfully remediate the identified weakness prior to the deadline required by Section 404, the failure by the Company to timely and successfully remediate the weakness, or the failure of the Company and/or our independent registered public accounting firm to conclude at or around June 30, 2005 that our internal controls over financial reporting are effective as required by Section 404 could result in a material adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Recording compensation expense in connection with stock option grants may cause our profitability to be reduced significantly.

The Financial Accounting Standards Board (“FASB”) has recently issued an accounting standard, SFAS 123(R), that will require the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense starting in fiscal years that begins after June 15, 2005. The various methods for determining the fair value of stock options are based on, among other things, the volatility of the underlying stock. Our stock price has historically been volatile. Therefore, the adoption of an accounting standard requiring companies to expense stock options could negatively affect our profitability and may adversely affect our stock price. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s cash equivalents, marketable securities and line of credit. The Company does not use derivative financial instruments. The Company’s cash equivalents are invested in money market accounts and high quality bonds with major financial institutions. Due to the short duration and conservative nature of the Company’s cash equivalents and marketable securities, their carrying value approximates fair market value. The Company has performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to the Company’s results of operations, cash flows or financial condition.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to the material weakness identified as described in the paragraph below. The weakness was related to a single international sales order with multiple revenue elements and did not result in any restatement of previously filed financial statements of the Company or adjustment to the Company’s fiscal 2005 third quarter financial statements as a result of this material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Changes in Internal Control Over Financial Reporting. In connection with the Company’s fiscal 2005 third quarter financial statements closing process, management of the Company and the Company’s independent registered public accounting firm identified a material weakness in the Company’s internal control over financial reporting relating to revenue recognition on a single international sales order with multiple revenue elements. The weakness did not result in any restatement of previously filed financial statements of the Company or adjustment to the Company’s fiscal 2005 third quarter financial statements as a result of this material weakness. In order to remediate the weakness, the Company is currently taking steps to improve its internal controls over financial reporting by designing a process to ensure the accuracy of revenue recognition related to complex customer arrangements including those with multiple elements. The Company is in the process of determining what these improvements in internal controls will consist of, but are expected to include more formalized procedures regarding the review and approval of information used to evaluate the appropriate revenue recognition. Except for the foregoing, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While the Company believes it will successfully remediate the identified weakness prior to the deadline required by Section 404, the failure by the Company to timely and successfully remediate the weakness, or the failure of the Company and/or our independent registered public accounting firm to conclude at or around June 30, 2005 that our internal controls over financial reporting are effective as required by Section 404 could result in a material adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

In February 2003, Roger Benson filed a lawsuit against the Company and certain of its affiliated entities in California Superior Court alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. The complaint alleged that a live scan fingerprint imaging machine manufactured by one of the defendants contributed to the misidentification of Mr. Benson. In February 2005, Mr. Benson voluntarily dismissed his entire case against all of the defendants. The voluntary dismissal followed Identix’ successful motion for, and award of, immaterial monetary sanctions against each of Mr. Benson and his attorney.

In July 2004, Miguel and Lilia Espinoza filed a purported class action lawsuit against the Company and certain of its affiliated entities in the State of Oregon. Mr. Espinoza claimed he was misidentified as a convicted felon and that his misidentification resulted from the issuance to him of a duplicate fingerprint identification number generated by a live scan system manufactured by one of the defendants. The entities affiliated with Identix were dismissed from the action by court order. Subsequently, the Company filed a motion for summary judgment on the merits. In April 2005, the U.S. Magistrate Judge handling the case granted summary judgment in favor of Identix stating that the live scan machine in question had correctly assigned different fingerprint control numbers to Mr. Espinoza and the third party felon. In accordance with applicable rules of civil procedure, the summary judgment ruling will now be reviewed by a U.S. District Judge prior to any final entry. Based upon the current disposition of the litigation discussed above, the Company believes that liabilities and costs arising from these lawsuits will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 6. Exhibits

     (a) Exhibits

Exhibit
Number	Description
31.1	CEO Certification

31.2	CFO Certification

32	906 Certifications

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on May 10, 2005.

IDENTIX INCORPORATED
BY:	/s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer