Form 10-K
period 2005-06-30
IDENTIX INC
filed 2005-09-13
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at December 31, 2004 was approximately $654,895,000 based upon the closing market price of $7.38 per share.
      The number of outstanding shares of the registrant’s common stock on August 31, 2005 was 89,005,816.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Definitive Proxy Statement filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held November 15, 2005 are incorporated by reference in Part III of this Form 10-K.

IDENTIX INCORPORATED
Year Ended June 30, 2005

PART I

Item 1.	Business
      The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under “Risk Factors” and the other risks described in this Annual Report on Form 10-K. We undertake no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      Identix Incorporated (“Identix”, “we”, “us”, “our” or the “Company”) provides fingerprint, facial and skin biometric technologies, as well as systems, and system components that empower the identification of individuals and are critical for biometric capture and knowledge discovery in large-scale ID and ID management programs. Our offerings include live scan systems and services for biometric data capture, mobile systems for real-time biometric capture and ID, and backend standards-based systems, modules and software components for biometric matching and knowledge discovery. Our offerings are used for a number of security-related markets, including conducting background checks, speeding travel and commerce via secure and verified identification documents, preventing identity fraud in large-scale government and civil ID programs, and controlling access to secure areas and networks. Selling directly, as well as with partners worldwide that include leading system integrators, defense prime contractors and OEMs, we serve a broad and diverse range of domestic and international markets including government, law enforcement, commercial, finance, travel, transportation, corporate enterprise and healthcare. As a leader worldwide in multi-biometric technology, we believe we have more fingerprint and facial biometric installations worldwide than any other company.

Business Case — Why Biometrics
      Many of today’s security concerns revolve around identification, trust and identity verification. The roots of today’s security frameworks are grounded in the ability to provide authorized individuals with the appropriate privileges and access rights based on properly identifying those individuals, and then authenticating or verifying their trusted identity. Biometrics are a way to establish identification, as well as a unique and trusted identity for each individual that cannot be lost, stolen, exchanged or misused, which can be an issue with traditional methods of authentication such as passwords, tokens, keys and smart cards. Biometrics is the measurement of an individual’s unique physical characteristics to recognize his identity and/or verify his claimed identity. A number of traits can underlie biometrics including fingerprints, face, skin, iris, retina, and voice.
      The tragic events of September 11, 2001, and more recently the July 2005 attacks in London, resulted and continue to result in a worldwide response in calling for better security measures. These events have also created a heightened awareness around security and the need to incorporate accurate biometrics technology into the security. This heightened awareness has driven the understanding, as well as the adoption of a need for new security requirements in numerous areas. The following areas are some in which new security requirements are being adopted or considered: federal, state and local government; international governments; the transportation industry, including airlines and airports, trains and seaports; and in major industries in corporate America including financial services, healthcare, and education.
      Legislation has been passed and additional legislation is being promulgated requiring heightened security in numerous areas including U.S. homeland security and for countries desiring to maintain their travel status with the U.S. Much of this legislation is recommending the use of biometrics as a method to help identify individuals, to provide a tool for knowledge discovery, and to ensure that only authorized and verified individuals are granted credentials, gain access to protected information, facilities, and international borders.
      As one of the only biometric companies providing proprietary technology for fingerprint, facial, and skin recognition, our mission is to provide an accurate means of identifying an individual and to empower human identification and knowledge discovery via biometrics to allow the secure and convenient association of identity with authorized actions and credentials. By offering products and solutions that help enhance privacy, provide credentialed authorization, identify individuals against databases, increase security and convenience, and reduce the likelihood of a possible breach or fraud, we are employing our biometric technology to address the identification requirements of security.

Current Market Outlook — Target Industries/ Applications
      We deliver solutions and/or biometric components and enabling technologies in three key areas related to identification. (1) Identification and detection applications, where a biometric is used to identify or be on the look-out for individuals on a watch-list who may pose a threat to public safety or national security or where a biometric is used to process suspected criminals; (2) Fraud detection applications, where a biometric is used to enroll an individual into a program to receive a benefit or privilege or to establish that an individual has not enrolled multiple times under false identities or aliases, or to help ensure an individual is not taking a bad identity and legitimizing it by infiltrating the system; and (3) Authentication applications, such as those encountered in physical and logical access where a biometric is used to confirm that an individual is who he or she claims to be before granting access or conducting a transaction. Within these three key areas there are many applications. For example, our offerings can be used to enroll citizens in national identification programs and to verify these citizens’ identity to receive privileges or benefits or to provide monitored entry and exit in and out of a country. Our biometric identification technology, systems and information technology services can also enable customers to identify and authenticate individuals to check the identity of suspected criminals. Other applications include helping commercial employers and government agencies conduct background checks on applicants for employment or permits and helping to verify or establish identity for the purposes of issuing identification documents, conducting transactions, or conducting criminal investigations. We also have commercial applications that include utilizing our biometric technologies to help improve the consumer experience with products such as digital cameras or cellular phones.
      Our product offerings include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission for searches against existing databases for the identification of individuals. Our offerings also include enabling biometric technology for computer-based optical fingerprint capture devices, face and fingerprint recognition technology, and the software and hardware platforms for deploying these technologies. We also offer photographic systems, software tools and finished products, multi-media data storage and communications servers, and basic integration and software development services required to deploy and use these systems.
      U.S. Government: Government agencies — federal, state, and local — have long been adopting biometric technologies, and we have frequently been the biometric company of choice. In some instances, the need by these government entities for the use of biometrics has been driven by legislation. Currently, there are several legislative acts and bills pending or passed that require the use of technology, including biometrics, to provide enhanced security. Much of this legislation falls under the broad category of Homeland Security and includes, but is not limited to, the Aviation and Transportation Security Act of 2001, the Enhanced Border Security and Visa Entry Reform Act of 2001, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the USA PATRIOT Act of 2001 and the Port and Maritime Security Act of 2002. These mandates call for stronger biometric security at ports of entry, use of biometrics to help determine identity of visa applicants, use of biometrics in U.S. and international passports for holder verification, biometrics to verify identity at border crossings and maximize convenience in the travel process. Our product offerings in these areas include live scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission into databases for identification of individuals at border checkpoints, systems, enabling technology and subcomponents for computer-based optical fingerprint capture, face, skin and fingerprint recognition technology and software and hardware platforms for checking identity at ports of entry and searching against watch lists, and enabling secure identification documents, granting benefits and accessing sensitive areas and computer networks.
      Law Enforcement: For more than 100 years, fingerprints have been the standard by which law enforcement agencies identify criminals and suspects. Live scan fingerprinting is the computerized version of ink and paper fingerprint capture. Frequently, our live scan systems are the choice of law enforcement and corrections agencies. Requirements for new technologies and applications among law enforcement agencies emerge daily. Some law enforcement requirements may require facial recognition for mug shot systems and real time criminal identification, facial surveillance for criminal detection, and/or wireless systems that allow fingerprints and photographs to be captured remotely. We are one of the few companies that can provide this broad range of comprehensive offerings.
      National Identification and Passport Programs: Many foreign countries are establishing or discussing the establishment of national identification and/or passport programs to help ensure that only qualified citizens are able to avail themselves of the benefits to which a country’s citizens are entitled. Some of these programs and potential programs are also aimed at helping to secure a country’s borders by tracking entry and exit of both citizens and visitors. Recently, the United States established legislation requiring biometric identifiers to be included in the passports of current Visa Waiver countries (countries where citizens are not required to obtain a Visa prior to entering the U.S.). The International Civil Aviation Organization (ICAO) ruled that facial recognition would be the primary biometric of choice for incorporation into Visa Waiver countries’ passports. We offer a range of products and technologies that can be utilized in national identification and/or passport programs to enroll and verify citizens for receipt of benefit purposes and/or to add biometric identifiers to national identification and/or passport programs. Our product and service offerings in this area include Live Scan terminals and systems that provide forensic-quality electronic fingerprint capture and transmission into databases for identification of individuals, enabling biometric technology for computer-based optical fingerprint capture, face, skin and fingerprint recognition technology and software and hardware platforms, as well as biometric knowledge discovery capabilities, for deploying these technologies. Additionally, we have offerings that may be utilized by these programs including photographic systems, software tools and finished products, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.
      Healthcare: Government legislation surrounding the integrity, confidentiality, and privacy of patient data was enacted under the Health Insurance Portability & Accountability Act (“HIPAA”). HIPAA requires the healthcare industry to restructure current information technology (“IT”) infrastructures and methods. We offer biometrics products and solutions for end users, as well as enabling biometric technology for original equipment manufacturers (“OEMs”) and application developers to incorporate into their offerings, to assist healthcare organizations work towards meeting these legislative demands, while increasing efficiencies and user convenience and lowering overall administrative costs and risks associated with passwords, Personal Identification Numbers (“PIN”) and keys.
      Financial: Many financial institutions, including securities firms, are legally mandated to conduct background checks on current employees and applicants. In addition, banks and brokerage houses find themselves vulnerable to theft from internal and external sources. An alarmingly fast-growing number of identity fraud cases and a whole host of other security risks, as well as privacy issues posed by providing services over the Internet, are issues financial institutions face on a daily basis. In this area, we offer biometrics products and solutions to end users, as well as providing enabling biometric technology to OEMs and application developers for incorporation into their offerings, to address these concerns. From assisting in employee background checks helping to secure physical and logical access through biometrics, we provide a number of products, services and solutions for financial institutions.
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
      In this area, we offer enabling biometric technology that can be integrated into existing or new offerings by OEMs and application developers to help prevent fraud and identity theft, as well as help protect proprietary information in consumer-related areas. Some of these areas include computer database and network access and security, computer software, intranet and Internet security, data sharing and management, biometric knowledge discovery capabilities, electronic commerce, communications devices, POS terminals, bank transaction authorization, facility access and security, ATMs, time-and-attendance systems, and residential security.
      In the consumer arena, biometrics are also emerging as a means to provide added features that may enhance or improve the ease of use of a consumer marketed product. For instance, our facial recognition technology has been licensed to a major manufacturer of consumer digital cameras to assist in crisp picture taking of individuals.
Product Offerings

Overview
      We have developed leading-edge identity, security, facial and skin recognition and Live Scan technology, products and solutions that can help to: protect proprietary information; prevent fraud and identity theft; identify criminals; enroll individuals in identification programs; control physical access; protect confidential records; protect information contained on corporate networks; and assist in job applicant screening. Many of our solutions employ leading optical fingerprint capture technologies and facial recognition technologies, proprietary algorithms and/or customizable application software suites. We had sales from these biometric products of $65,055,000, $50,054,000 and $48,658,000 for fiscal years 2005, 2004, and 2003 respectively. The remaining balance of revenue earned during these periods came from non-biometric system related sources.
      Our offerings can be classified into five categories: (i) Live Scan; (ii) IBIS (Identification Based Information System); (iii) ABIS (Automated Biometric Identification System); (iv) Enabling Biometric Technologies, and (v) Biometric and other Professional Services.

i.	Live Scan
      In the Live Scan market, we have established a leadership position by providing systems for the efficient capture and management of digital fingerprint and full handprint images and demographic data for various applications including law enforcement, national identification enrollment programs, immigration and civilian employment, screening and background checks. Our Live Scan offerings range from large, ruggedized stand-alone units to small, portable devices. These offerings allow us to serve the broad needs of the government, law enforcement and civilian Live Scan markets.
      Our Live Scan offerings include TouchPrinttm , TENPRINTER®, FingerPrintertm CMS, TouchPrint Enhanced Definition, TouchPrint High Definition, and TouchPrint PRO Full Hand Scanner systems, which were designed primarily for use by law enforcement agencies as a more accurate and efficient method of recording fingerprint and full handprint and demographic information than the conventional “ink-and-roll” method. These Live Scan products are computer-based, inkless Live Scan systems that electronically scan and capture forensic quality fingerprint and full handprint images directly from an individual’s finger or hand. The fingerprint and/or full handprint images can then be printed using a laser printer or transmitted over telephone lines or a wide area network to Automatic Fingerprint Identification Systems (“AFIS”) for identification matching at local, state or federal agencies, or other established databases. In addition to law enforcement applications, other applications for Live Scan include background checks of prospective employees by public and private sector employers and enrollment into national identification or other large-scale identification programs.
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

Livescan Offerings:
      TouchPrint Enhanced Definition 3000, TouchPrint Enhanced Definition 3500, TouchPrint 3000; TouchPrint 3500. The TouchPrint Enhanced Definition 3000 Series is the latest Live Scan product family launched by the Company. The TouchPrint Enhanced Definition 3000 family of products incorporates the best of breed in technology and product design from Identix. The TouchPrint Enhanced Definition 3000 exceeds the FBI Appendix F standard by providing 3.5 times the pixel density and 300 percent more contrast, resulting in images that have far more fine ridge detail than dictated by the Appendix F requirements. The TouchPrint Enhanced Definition 3000 Series employs technologies that take into account subjects with different size fingers and skin colors, sweaty fingers and users rolling fingers at different speeds. The systems produce clear, crisp fingerprint images with virtually no distortion or false minutiae that can be caused by smudging and smearing. TouchPrint Enhanced Definition 3000 Series systems are designed to maintain consistent image quality over time, and with no moving parts in the optics deck and no silicon pads or coatings to change, they provide maximum reliability and minimal downtime, lowering the total overall cost of ownership. State-of-the-art optical and lighting schemes — Moisture Discriminating Opticstm (patented), Dual Beam Illuminationtm (patent pending) and Clear Trace Imagingtm (patent pending) — enable the TouchPrint Enhanced Definition 3000 Series Live Scan systems to ignore moisture, dirt, residue and latent prints left behind on the platen, helping to lower AFIS rejection rates, maximize throughput and dramatically enhance AFIS performance.
      The moisture-discrimination patented imaging design technology eliminates a long-standing limitation in live digital imaging of fingerprints that is caused by the presence of moisture on the surface of the platen or adhering to the convoluted surfaces of the subject’s fingerprints. Conventional Live Scan optics cannot discriminate between moisture and skin surface. This optical limitation results in the inability to consistently and accurately image ridge and pore structure detail, reducing the utility of digital fingerprints for forensic comparison with crime scene latent “lifts”. Identix Moisture Discriminating Optics effectively “ignore” residual moisture consistently recording the structure of ridge edges and skin pore detail even when the ridges are surrounded by moisture. All TouchPrint 3000 Enhanced Definition Series Live Scan systems utilize high-resolution scanners with digital signal and video processing boards, multi-processing application software, multi-tasking computers, computer monitors as well as laser printers. The TouchPrint Enhanced Definition 3000, TouchPrint Enhanced Definition 3500, TouchPrint 3000 and TouchPrint 3500, and TouchPrint 3800 (see below), are enclosed in a ruggedized cabinet.
      TouchPrint Enhanced Definition 3100, and TouchPrint 3100. The TouchPrint 3100 are designed to provide high-quality fingerprint scanning for civil applications. The TouchPrint Enhanced Definition 3100, TouchPrint 3100 is based on the Company’s, FBI Appendix F-Certified, TouchPrint Enhanced Definition 3000, TouchPrint 3000 fingerprint scanner technology. The TouchPrint 3100 supports direct connections to state and local AFIS systems and to the FBI AFIS to permit rapid screening of job applicants to help prevent the hiring of personnel with past criminal records for industries such as airports, school systems, banking/financial and securities firms and segments of the healthcare field.

These models come in stylized housing and are also well suited for enrollment of individuals for national or other large-scale identification programs where forensic quality images are required or preferred.
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
      TouchPrint PRO Full Hand Scanner. Our TouchPrint PRO was the first full hand Live Scan imager to receive Appendix F-Certification from the FBI. Employing our patented Moisture Discriminating Optics, the TouchPrint PRO captures a continuous scan from the carpal crease to the fingertips, in compliance with International Association for Identification (“IAI”) standards. It also employs a patented cylindrical imager that enables the entire hand to be scanned, including the curved surface of the palm, the fingers and the writer’s edge. The TouchPrint PRO Scanner eliminates the tedious process of stitching together pieces of prints and provides the ability to absolutely connect palm images to a particular human subject through the simultaneous capture of fingertip and palm ridge information.
      TouchPrint Enhanced Definition 3800 Full Hand Scanner TouchPrint 3800. The TouchPrint Enhanced Definition 3800 Full Hand Scanner employs a proprietary cylindrical imager that enables the full hand — including the carpal crease, cup of the palm, and fingertips — to be captured in a single, intuitive step. There is no “stitching together” of partial palm and finger images, which can result in images being associated with the wrong record. Proprietary optics capture resolution enhances image quality, giving operators optimal ridge detail information that can be used to help solve more crimes. Users of the TouchPrint 3800 have attested to the systems’ ease of use, high image quality and reliability. Identix TouchPrint 3800 incorporates the TouchPrint 3000 with the TouchPrint PRO Full Hand Scanner to provide fingerprinting booking stations with an integrated full hand scanner configured in a ruggedized housing, with adjustable height controls designed to withstand heavy traffic and harsh booking environments.
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
      TouchPrint Card Scan System. Our TouchPrint Card Scan Systems provide digitization of inked fingerprint images that were originally recorded on ten-print card stock. The TouchPrint Card Scan Systems are designed to be used primarily by lower volume booking sites that want to participate in an electronic fingerprint identification network. These systems employ flatbed scanners on which the user places the inked fingerprint card. The system checks for lateral and angular misalignment of the card, digitizes the complete card, applies automatic contrast equalization and extracts the digital image of each individual fingerprint on the card. The digitized fingerprint record can be forwarded by mail or electronically for identification processing by the FBI, or a local or state AFIS or for archive at a records repository.
      Store & Forward Systems. Our Store & Forward Systems are used at central processing sites to manage the flow of electronic fingerprint records from a network of TouchPrint Enhanced Definition, TouchPrint, TouchPrint PRO, TENPRINTER, or FingerPrinter CMS Live Scan systems. The high-performance, multi-function Store & Forward platform simultaneously supports record receiving, interactive record editing, selective record transmitting and record printing on locally attached printers.

ii.	IBIS (Identification Based Information System)
      We believe that security and identity should never be limited to the requirements of a particular established location, situation or environment. Police officers in the field, agents securing borders or ports, and roaming security officers all have a critical need to be able to identify people in real-time at any location. We offer a patented mobile identification system, called Identification Based Information System (“IBIS”), that can capture forensic quality fingerprints and photographs on location and transmit them wirelessly back to a central databank for on the spot ID. IBIS is a patented wireless, real-time mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing photographs and forensic quality fingerprints for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers. A complete management reporting database and audit trail is included. We provide the systems integration and software development services that are required to implement identification management systems.
      Our IBIS system uses a hand-held portable device, called a Remote Data Terminal (“RDT”), to capture photographs and forensic-quality fingerprint images in a mobile environment. The fingerprint data is then transmitted wirelessly to the central IBIS server via the police radio communication system or cellular communications. At the IBIS server, the data is processed and transferred to one or more AFIS databases. If a fingerprint match exists, identification information is transferred back to the RDT. Fingerprint and photo non-matches are discarded from the system after the transaction.
      IBIS has been undergoing testing in various counties and cities in key regional areas of the United States, including the Southwest, Midwest, Northwest, and East Coast. In fiscal years 2004 and 2005, some of these tests have been expanded to actual rollouts of our IBIS systems through contract awards for non-pilot deployments of IBIS.

iii.	ABIS (Automated Biometric Identification System)/ Facial Recognition
      The ABIStm System is an enterprise level multi-biometric search engine, designed to solve the problem of large-scale facial matching. Similar in architecture to many fingerprint AFIS systems, but using commercial off-the-shelf hardware, the ABIS System packages our FaceIt® face recognition technology in a unique software architecture that provides open-ended scalability, risk management through configuration redundancy and flexibility with regards to the number of concurrent searches and required response time. The ABIS System is available as a turnkey package or as a software only implementation for smaller databases for low-throughput environments. At the core of the ABIS System is a unique software architecture that makes it easy for integrators and end users alike to expand the capabilities of the system as the scope of the identification program grows. Adding more hardware enables users to expand the database size, increase search speed or the number of simultaneous searches without reinstalling a new architecture. The ABIS System provides the necessary platform components of a 1:N facial matching solution such as a database for storing templates (Oracle 9i Database); a search architecture that handles a single search on multiple parallel matching engines; multiple parallel search sets for partitioning searchable data and managing response time requirements; as well as out-of-the-box redundancy for continuous operations. Integrators create a user interface using an easy to use application-programming interface (API) — based on open standard protocols like XML, SQL and HTTP — that provides basic enroll, search and delete functions. The ABIS System also works with legacy facial image databases, making it easy and seamless to add facial recognition to any ID system.

iv.	Enabling Biometric Technologies
      We offer our industry-leading core biometric technologies — fingerprint, facial and skin (Surface Texture Analysis) recognition — to entities such as OEMs, systems integrators, application developers and others for integration into existing or planned products, solutions and/or applications.

Fingerprint Recognition
      We are a leader in the development of commercial grade fingerprint identification technology. Our proprietary software engine, BioEngine®, enables a broad range of products and applications to be built or assembled by partners, original equipment manufacturers (“OEM”), value added resellers (“VAR”) and system integrators. These products and applications include authentication systems for information security, access control, financial transactions and time and attendance. In addition to BioEngine, we have packaged its fingerprint technology offerings into system specific Software Development Kits (“SDK”).

Facial Recognition:
      We are a recognized leader in the development of facial recognition technology. Our proprietary software engine, FaceIt®, enables a broad range of products and applications built by partners (OEMs, VARs and system integrators). These include identity fraud applications and authentication systems for information security, physical access control, travel, banking and e-commerce, as well as enhanced Closed Circuit Television systems (“CCTV”). FaceIt technology is also the underlying biometric technology for our Automated Biometric Identification System (ABIS). FaceIt technology is also provided through software development toolkits, run-time licenses and application software. Elements of our facial recognition technology are also used to develop applications to enhance consumer products, such as face finding technology to help enable auto-focusing for digital cameras.

Surface Texture Analysis:
      In March 2004, we acquired certain technology of privately held Delean Vision Worldwide, Inc. This technology acquisition brought to us a new class of pattern recognition algorithms, known as Surface Texture Analysis (STA). Identix-run tests demonstrated that when applied to human skin, the patent pending STA algorithms extract a unique characteristic of the skin structure known as the “Skinprint.” The Skinprint can be used on its own as a biometric identifier, or it can be fused together or incorporated with traditional facial or fingerprint biometric templates to deliver what we believe are high levels of accuracy and robustness for existing face and finger recognition applications. We have incorporated the STA algorithms into our FaceIt SDKs and our ABIS system.

Fingerprint SDKs:
      BioEngine SDK. The BioEngine SDK allows system engineers to rapidly develop biometrically secure applications for fingerprint verification and/or identification. Implementation options include verification (one-to-one) and identification (one-to-many or search) matching capabilities and support.
      BioLogon® SDK. The BioLogon SDK allows system engineers to rapidly integrate biometrically secure applications by interfacing with Identix’ BioLogon software. The BioLogon SDK leverages our existing BioLogon software technology for rapid application deployment.
      BioCard® SDK. Identix’ BioCard SDK enables smart card manufacturers, integrators, and end users to easily implement smart card-based biometric authentication. The framework of the BioCard SDK enables Windows-based applications and Java TM Card applets to leverage Identix’ biometric authentication capabilities. The BioCard SDK extends the current security of any applet/application to support multiple factors of authentication. Using minimal function calls at the User Logon and User Enroll level, engineering organizations can integrate most applications and java applets in a matter of hours.

Facial Recognition SDKs:
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
      In February 2004, we acquired 100 percent ownership of Sylvan Identix Fingerprint Centers, LLC. now renamed IIS, is a leader in electronic fingerprinting services. Our IIS services allow corporations and government agencies to outsource to IIS the tenprint biometric data capture and transmission to the FBI for applicant background checks. Fingerprint background checks have, in recent times, become a frequent requirement by employers and licensing agencies in the United States, and are in fact mandated by state and federal laws for more than a dozen job categories. IIS maintains a network of our live scan systems at processing centers across the Nation, where certified technicians process applicants quickly and easily.

      Our fingerprint services business provides the applicant and employer with the following advantages: fingerprinting takes place in a non-police environment; background checks can be completed more quickly so the applicant can begin work more quickly; re-submissions can be done automatically; rejection of cards because of poor print quality is virtually eliminated; and the risk is reduced to employers by discovering that an employee, who has begun work, may have a criminal record.
      IIS currently has over 150 fingerprinting locations around the country and processes more than 400,000 applicants each year. Its customers include state agencies and school districts, major airlines, and financial industry associations. Fingerprinting services are provided on a contract basis using Identix Live Scan systems and IIS earns fees for each user of the services.

Identix Legislative Demographic Services, Inc. (“LDS”)
      Our LDS business provides demographic data information and services principally to Fortune 500 companies, major associations, and industries for use in lobbying federal and state legislatures. LDS’ product line matches customer data files and produces demographic data information by politician to include committees’ positions on issues and individual voting records.
Strategy

Overview
      Our goal is to continue to provide an accurate and reliable means to enhance identification, authentication, verification, and security via biometric technology, components, applications, products, solutions and services. We believe we will continue to achieve these goals by further developing high-level technology, products, applications and solutions that encompass Live Scan, IBIS, ABIS and fingerprint, facial, and skin recognition. We believe we will also continue to achieve these goals by providing our core biometric technology, components, algorithms and SDKs for incorporation by OEMs and application developers into network and physical security products and solutions. We plan to capitalize on the need for uniqueness of identity in security applications to increase our market penetration of federal, state, local and international governments, healthcare, finance and other enterprise and consumer markets all over the world. We believe the government markets — federal, state and local, and international — provide the best near-term opportunity for significant adoption of biometrics. We also believe governmental legislation and regulation of industries such as transportation; healthcare and financial services has and will provide catalysts for increased adoption of biometric products and solutions in these and other industries. It is our goal to establish a leadership position in these markets and leverage our position of leadership into each subsequent adopting market with the eventual goal of becoming a leading security provider worldwide.
      The key elements of our strategy include:
      Deliver comprehensive solutions. In all target markets, we strive to provide comprehensive product and service solutions for our customers. Our strategy includes direct sales into markets such as Federal, State and local governments and law enforcement agencies, as well as channel sales in the international marketplace, and partnering with OEMs, channel owners and/or application developers to sell our products and incorporate Identix’ core biometric technology and components into offerings by these types of companies. We are able to deliver comprehensive biometric security solutions for a range of different uses by integrating fingerprint image capture devices, fingerprint analysis algorithms, facial and skin recognition capabilities, and biometric knowledge discovery platforms. We consider our multi-biometric security software and algorithms to be critical in providing comprehensive customer solutions and we strive to maintain our leading edge in these areas. This strategy is different from certain other companies, which may focus solely on either the development of fingerprint image capture devices or on a single biometric technology, or on a specific market application. In addition, our field service organization continues to expand the scope of its services to law enforcement and government agencies, assisting in systems analysis and providing interfaces between us and existing computer systems to improve the quality and efficiency of records collection. We seek to continue to provide superior technical services and responsiveness by providing complete standards based customer solutions to our target markets.
      Deliver scalable multi-biometric technology and authentication platforms. With our ABIS system, we seek to overcome some of the hurdles faced in the adoption of biometrics by providing scalability for large databases for both government and enterprise. We have developed and will continue to develop the capabilities of the ABIS system to provide targeted product offerings for the various markets we address based on this framework. Through our ABIS system, we also strive to enable secure and trusted knowledge discovery and data and identification sharing for small and large scale programs where identification and identity management are critical aspects of security and/or benefits distribution and management.

      Penetrate and develop new markets through strategic partnerships and relationships. We have established strategic relationships with a select group of market leaders to provide biometric technology, products, components, platforms and solutions, including FaceIt, BioEngine, and our ABIS system for a variety of applications. An extensive infrastructure already exists for many of the markets in which we currently participate or intend to participate. In such cases, we have and will continue to pursue relationships with companies that have strong positions in these markets as well as with OEMs, system integrators, defense contractors, and resellers who serve as prime contractors for large integrated systems in the domestic and international markets. For example, we have developed relationships with leading prime contractors and we work with these companies to provide finger and facial recognition biometric technology, components, platforms and products for large-scale programs. We have also developed relationships with the leading Automated Fingerprint Identification System (AFIS) suppliers, to provide forensic quality Live Scan capabilities to government agencies. Additionally, we intend to continue to pursue VAR and OEM relationships for our Live Scan, BioEngine and FaceIt technology offerings. Moreover, we may continue to develop new strategic partnerships and relationships in other areas that pertain to our business.
      Maintain and enhance leadership in biometric technology. Our success depends on providing technologically advanced, cost-effective technology, products, components and solutions. Accordingly, we intend to continue to invest in research and development and, where necessary, or appropriate, consider acquiring companies or technologies that are complementary to our business in order to maintain and enhance our leadership position in biometric technology. These efforts include development of enhanced algorithms, applications software, integration tools and software, integrated hardware designs, and mechanical and electronic components designed for high volume production.
      Maintain a global perspective. We believe there are many opportunities to apply biometric technologies throughout the world and solutions provided in one area of the world can be used in other regions for customers with similar requirements. As the importance of identity and identification becomes more and more a requirement for security and fraud prevention and the confidentiality of information is of concern, biometric solutions have the potential of providing significant savings. We have established regional master distributor and reseller relationships throughout North America, South America, Europe, Middle East and the Far East to address opportunities and provide a local sales, distribution and support presence in these regions.
Product Development
      We continue to invest in research and development to enhance the performance and functionality, and in certain cases to reduce the costs of our existing technology, products and solutions, as well as to increase the breadth of our technology, component, product and services offerings. Our expenditures for research and development totaled $11,215,000, $9,675,000, $11,060,000, in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Our development programs have continued to focus on expanding on the best of breed in technology and innovation from Identix into new product, component and solutions lines. Additionally, we are pursuing new technology applications for our STA algorithms. Recent developments include our TouchPrint Enhanced Definition Live Scan products, including our full hand scanner and 1000 ppi imaging, IBIS products and our ABIS system. Additionally, our development programs continue to focus on the next generation fingerprint, facial, and skin recognition technology, which we believe will further enhance the speed and accuracy of searching and matching algorithms within very large databases. We believe our next generation fingerprint, facial, and skin recognition technology developments will be more reliable and cost effective than current commercialized technology, as well as provide additional functionality, including the storage of fingerprint and/or facial and skin templates on smart cards and similar storage devices.
Sales, Marketing and Support
      Our sales strategy is organized around four specific markets, namely 1) federal, 2) state and local, 3) U.S. channel (which includes selling to OEMs and value added resellers), and 4) international. Each sales organization is supported by a full range of functional groups, which design, engineer, manufacture, market, fulfill and support our market-specific products and offerings. Each of our sales organizations is further supported by both a professional service group, which customizes solutions for each market, and a field service group to ensure ongoing performance of our systems at customer sites throughout the world. We believe this organizational structure is market and customer driven.
      Direct Sales. Within the U.S., our Live Scan, IBIS and network and physical security product offerings are sold directly to end users through the four sales organizations. Direct sales activity is concentrated in the public sector market, law enforcement, transportation, state and local governments, financial services, and other commercial enterprises.
      Channel Sales and Business Development. Our Live Scan, network and physical security, fingerprint products and facial recognition offerings, such as the ABIS system, are sold through a worldwide network of channel sales personnel. Additionally, our U.S. channel, federal and international sales organizations establish and maintain relationships with corresponding distributors, systems integrators, VARs, and OEMs. We also work closely with skilled system integrators for government, civil and commercial applications of its Live Scan systems.
      We concentrate channel sales activity in the markets of secure ID systems, law enforcement, transportation, network security, healthcare, financial services, commercial enterprise, and domestic and international government.
Marketing Strategy
      Live Scan products and solutions. Our Live Scan solutions are marketed domestically and internationally through a direct sales force and channel partners. For example, we team with NEC to provide Live Scan capability to law enforcement agencies that purchase NEC Live Scan systems. In addition, we work closely with skilled system integrators and defense contractors to develop identification solutions for civil and commercial applications of our Live Scan technology both domestically and internationally. We develop proposals, either directly or in cooperation with our partners, and we are often directly involved in negotiating the contract terms.
      Our TouchPrint Live Scan systems are generally sold through a competitive bid process based on a competitive tender. Funding for these projects often comes from federal, state and local agencies, or from international governments. The funding, proposal, contract negotiation, and implementation process can extend over several months or years. For existing customers that are adding to or upgrading their systems, the sales cycle generally is considerably shorter and these sales often are not required to go through the bid process.
      IBIS. The majority of IBIS sales to-date have been derived from federal, state and local agency customers, and we expect this to continue. We expect IBIS adoption to follow a similar pattern to our current Live Scan products, where larger agencies will more than likely deploy it first before smaller agencies consider adoption. So far, the majority of early adopters of IBIS have used federal or state funding, and we believe this trend will continue in the early adoption stage. Total cost depends on existing wireless communication infrastructure and the type of AFIS an agency may have. Early experience has shown that once an IBIS system is established within an area, additional handheld units have been added without significant infrastructure investment. We believe this will continue to be a model for additional roll out of our IBIS product. The initial handheld units are expensive to produce and may require additional engineering to reduce production costs and to enhance the features and functionality. We continue to assess results and feedback from early adopters, and we have undertaken an effort to align our IBIS solution offerings to conform to our target customer needs and requirements. We anticipate on-going product development in this area.
      ABIS. Our ABIS system is sold primarily through systems integrators and VARs, however, we do occasionally sell our ABIS system directly to an end-user. The ABIS system is primarily targeted at entities such as passport agencies, interior ministries, voting regulatory bodies, large corporate enterprises and motor vehicle agencies throughout the world that face the potentially daunting task of sifting through millions of images to identify any duplicates prior to issuing an ID. Additional target customers include law enforcement agencies that rely on facial searches for investigations and mug shot booking. The cost of the system depends on many factors including database size, required response time and throughput. We develop proposals, either directly or in cooperation with its partners, and we are often directly involved in negotiating the contract terms.
      Enabling Biometrics Technologies: Our Enabling Biometrics Technology is primarily marketed and licensed and/or sold through a worldwide network of direct sales personnel, distributors, systems integrators, VARs, and OEMs. Our Enabling Biometrics Technology sales activity is primarily concentrated in the markets of federal, state, local and international government agencies, enterprise network security, healthcare (protecting and recording access to patient records), education, and banking (financial transactions). We have sales, service and product marketing in most regional sales offices to provide our customers with complete sales and support services.
      Sales activity varies widely from finished products incorporating our enabling biometrics technology that is sold by Internet fulfillment houses to complex, networked recognition solutions sold by system integrators, which include facial surveillance and recognition at a distance, PC network security, financial transaction authorization, time-and-attendance, and building access. The success of these sales depends upon our ability to provide comprehensive integrated solutions and standards-based biometric components.
      Identix Identification Services (IIS). Our IIS business markets its services directly to state agencies and school districts, major airlines, financial industry associations and other targeted areas where background checks and/or applicant screening are required. Fingerprinting services are provided on a contract basis using our Live Scan systems and IIS earns fees for each user of the services. Our IIS business also seeks out potential partnerships or alliances with other companies that may provide different aspects of the applicant screening process.

Product and Customer Support
      Service and support for all of our products, including web-based, telephone and onsite support plus training, is based out of our headquarters in Minnetonka, MN. Installation and maintenance support comes from our 24 hour/7 days per week TouchCare support center, regional technical staffs, and our engineering staff. This support may include traveling to the customer site to explain the technical operation of the system, clarifying the configurations, detailing any necessary software customization, and defining any integration issues. Once installed, the systems are supported by the TouchCare support center, regional staffs, and our trained system integrators, VARs, or partners.
      Our Live Scan products carry a one-year warranty and extended service is offered through a choice of maintenance contracts. Certain products that incorporate our enabling biometric technologies generally carry a 90-day warranty, with additional support available for a fee after the expiration of the warranty period. For equipment produced by other companies, we generally pass on to our customers the standard warranties provided by those manufacturers. We have field engineering and service personnel supporting our products throughout the United States.
Backlog
      Product sales are generally made pursuant to purchase orders or written contracts, which can be subject to cancellation. We typically ship our products within sixty days of receipt of an order. We believes that backlog at any given time cannot be considered a meaningful indicator of future financial performance. We had product backlog of $12,000,000, $8,100,000 and $5,178,000 on June 30, 2005, 2004 and 2003 respectively.
Patents and Trademarks
      Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology, products and manufacturing processes. We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. The success of our business will depend in part on our proprietary technology and our protection of that technology. We hold 24 U.S. patents and 24 foreign patents related to biometric technology. See “Risk Factors”.
Competition
      The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by competitors, the changing technical needs of the customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts into our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete.
      A significant number of established and startup companies are developing and marketing software and hardware for fingerprint or other biometric security applications that could compete directly with our products. Some of these companies are developing semiconductor or optically based direct contact fingerprint image capture devices. Other companies are developing and marketing other methods of biometric identification such as retinal blood vessel or iris pattern, signature recognition, hand geometry and voice. If one or more of these approaches were widely adopted, it would significantly reduce the potential market for our products.
      We face competition from a number of competitors who are actively engaged in developing and marketing biometrics or other security products, including Authentec, Cogent Systems, Inc., Cognitec Systems GmbH, CrossMatch Technologies, Neven Vision, Precise Biometrics AB, SafLink Corporation, Sagem Morpho Inc., Secugen Corporation, and Viisage Technology, Incorporated.
      We believe that the most important competitive factors for the Live Scan products are the quality of fingerprint images, the capability to work within large criminal history networks, ease of use, price, and reliability. Our Live Scan products face competition from a number of competitors who are actively engaged in developing and marketing Live Scan products, including CrossMatch Technologies, Inc., Cogent Systems, Inc. and Printrak International, Inc., a company owned by Motorola.

      The market for our IBIS device is in its infancy and, therefore, the competitive environment is not well defined. We believe that some of the Live Scan competitors have smaller devices capturing fingerprints, but not the combination of face and finger. Additionally, we believe that some of the AFIS vendors may develop product offerings to compete in this market.
Manufacturing
      We limit our manufacturing activities to the assembly, repair, and testing of proprietary sub-assemblies. Printed circuit boards and other mechanical and optical assemblies are fabricated by highly automated, contract manufacturing partners. We believe this will permit rapid expansion of production capacity to meet any significant increase in product demand and minimize the cost associated with the expansion of internal manufacturing. We believe that the cost of material and fabricated subassemblies will decline if manufacturing volumes increase. Quality control audits are performed as part of the manufacturing process. Our network security products are fully outsourced to contract partners.
      We currently use certain components and sub-assemblies which come from sole source suppliers, the most important of which are the charge coupled and CMOS imaging devices, ASICs for our network and physical access security products and proprietary optical assemblies and coatings for our products. The partial or complete loss of supplies available from sole or limited sources of supply or the delay in receiving supplies from these sources could result in delays in manufacturing and shipping of products to customers and require the incurrence of development and other costs to establish alternative sources of supply. While we attempt to maintain inventory on sole sourced components, it may take us several months to locate alternative supplies if required, or redesign its products to accommodate components from different suppliers. If we are required to seek alternative suppliers, we may not be able to obtain such components within the time frames required by us at an affordable cost, or at all. Any delays resulting from suppliers failing to deliver on a timely basis in sufficient quantities or of sufficient quality or any significant increase in the price from existing or alternative suppliers could have a material adverse effect on our business, financial condition, and results of operations.
Employees
      As of August 1, 2005, we had 519 employees, of whom 80 were engaged in research, development and engineering, 329 in production, customer support and field service, 52 in sales, marketing and 58, in general administration. None of our employees are represented by a union and we have never experienced a work stoppage. Our management considers employee relations to be healthy.
Financial Information about Segments
      For the financial information about our reportable segments, see Note 14 to the Consolidated Financial Statements.
RISK FACTORS
      This report on Form 10K contains forward-looking statements that involve risks and uncertainties. The Company’s business, operating results, financial performance and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by the Company in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause our results to vary are set forth elsewhere in this annual report on Form 10-K.
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
      Our revenues are derived from the sale of biometric products and services. Biometric products have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including without limitation:

•	national or international events which may affect the need for or interest in biometric products or services;

•	the cost, performance and reliability of our products and services and those of our competitors;

•	customers’ perception of the perceived benefit of biometric products and services and their satisfaction with our products and services;

•	public perceptions of the intrusiveness of these products and services and the manner in which firms are using the information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information; and

•	marketing efforts and publicity regarding these products and services.
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
      A significant number of established and startup companies are marketing or developing software and hardware for facial and/or fingerprint biometric products and applications that currently compete or will compete directly with our current offerings. Some of these companies are marketing or developing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. If one or more of these competing technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that compete with our security and identity related line of products and applications have significantly more financial and other resources than Identix.
      Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products. Among these competitors are Viisage Technology, Inc., Cognitec Systems GmbH and Imagis Technologies, Inc. Our “live scan” line of products also faces intense competition from a number of competitors, including Smiths Heimann Biometrics GmbH, and CrossMatch Technologies, Inc., who are actively engaged in developing and marketing similar products.
      The biometric security market is a rapidly evolving and intensely competitive, and we believe that additional significant long-term competitors will continue to enter the market. We expect competition in the biometrics markets to increase and intensify in the near term. Companies competing with us may introduce products that are competitively priced, has increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric industry who offer complementary products or private label products manufactured by our direct competitors do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent, NEC, Printrak International, Inc., (a Motorola company), and Saflink.
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
      Our performance in any reporting period may be adversely affected because of our reliance on a small number of large customers, the majority of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract for convenience at any time without penalty in certain circumstances. As public agencies, these prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.
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
      For the twelve months ended June 30, 2005 and 2004, we derived approximately 23% and 14% of our revenue directly from contracts relating to the U.S. Federal Government with one agency making up 13% of total revenues during the same period. The loss of a material government contract due to budget cuts or otherwise could have a severe negative impact on our financial results and stock price.
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
      The September 11, 2001 terrorist attacks, and continuing concerns about global terrorism, may have created an increase in awareness for biometric security solutions generally. However, it is uncertain whether the actual level of demand for our biometric products and services will grow as a result of such increased awareness. Increased demand may not result in an actual increase in our revenues. In addition, it is uncertain which security solutions, if any, will be adopted as a result of terrorism and whether our products will be a part of those solutions. Efforts in the war against terrorism, the war in Iraq, and the post-war reconstruction efforts in Iraq, may actually delay funding for the implementation of biometric solutions generally. Even if our products are considered or adopted as solutions to the terrorism, the level and timeliness of available funding are unclear. These factors may adversely impact us and create unpredictability in revenues and operating results.
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
      A significant portion of our revenue comes from sales to partners including OEMs, systems integrators, distributors and resellers. Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.
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
      For the 12 months ended June 30, 2005 we derived approximately 12% of our total revenues from international sales. We currently have a local presence in the United Kingdom.

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
      As of June 30, 2005, Kern Capital Management LLC owned approximately 8% of the Company’s outstanding common stock, respectively. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.
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
      We have in the past acquired businesses, assets or technologies relating to, or complementary to, our current strategies or operations and we expect to do so in the future, and we may also divest certain businesses or assets that we consider non-complementary to our current strategies or operations.
      In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we did not own. We subsequently re-named SIFC to Identix Identification Services, LLC. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. in fiscal year 1999. We also acquired one company in fiscal year 1998 and two companies in fiscal year 1996. These and any other acquisitions, mergers and divestitures by Identix are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:

•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses on our operating results and financial condition;

•	effects of consolidated revenue loss associated with dispositions of material subsidiaries or assets;

•	effects of costs and expenses of integrating and introducing new technologies;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	incurring amortization expenses;

•	incurring impairment charges arising out of our assessments of goodwill and intangibles; and

•	possible dilution to our stockholders.
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
      In connection with the Visionics merger, we recorded a substantial amount of goodwill. Generally accepted accounting principles requires that goodwill be tested for impairment at least annually and a non-cash charge to earnings must be recognized in the period any impairment of goodwill is determined. While we did not record an impairment of goodwill in fiscal years 2005 and 2004, during the fourth quarter of fiscal year 2003, we recorded an impairment charge to goodwill in the amount of $154,799,000.
If we are unable to successfully address the material weakness in our internal controls as described in Item 9A in this Report on Form 10-K, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report is included in this Report on Form 10-K under Item 9A.
      As of June 30, 2005, management concluded that a material weakness exists as we did not maintain effective controls to ensure the proper allocation of our income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005. Management has identified the steps necessary to address the material weaknesses described above, and has begun to execute remediation plans, as discussed in Item 9A of this Report on Form 10-K.

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
Available Information
      We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is www.identix.com. The information contained on our website is not part of this report.

Item 2.	Description of Properties
      The information presented below regarding properties is as of June 30, 2005.
      We do not own any real estate. We are headquartered in Minnesota with office and manufacturing facilities of approximately 71,600 square feet in an industrial park at 5600 Rowland Road in Minnetonka. The average monthly lease payment for the Minnetonka facility is $64,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring on March 31, 2008 and is believed to be adequate for the Company’s current business needs.

      We lease approximately 10,000 square feet of space at One Exchange Place, Jersey City, New Jersey. The average monthly lease payment for the Jersey City facility is $20,000 per month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in May 2006.
      We have a customer service and sales office in Ontario, California, in approximately 9,600 square feet. The average monthly lease payment for the Ontario facility is $14,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2007.
      We lease approximately 5600 square feet of space in a facility in Eden Prairie, Minnesota. The average monthly lease payment for the Eden Prairie facility is $2,000 a month plus taxes, insurance and maintenance costs. The space is occupied under a lease expiring in November 2005.
      We lease approximately 2,000 square feet of space in a facility in Washington D.C. The average monthly lease payment for this Washington D.C. facility is $7,000 a month. The space is occupied under a lease expiring in January 2008. We sublease this facility to a third party. The sublease generates average monthly sublease proceeds of $7,000 per month.
      We lease space in two facilities in the United Kingdom. The first facility has average monthly lease payments of $1,500 and is located at Cirencester Business Park, Love Lane, Cirencester, Gloucestershire in the United Kingdom. The lease agreement for this facility expires in December 2006. We sublease this facility to a third party. The second United Kingdom facility is rented on a week to week basis for a weekly rental amount of $700 and is located in Winchester, Hampshire. The lease is cancelable upon two weeks notice.
      We also lease approximately 31,000 square feet of space in Dublin, California for our former engineering, research and customer support facilities. The average monthly lease payment for the Dublin facility is $45,000 a month plus taxes, insurance, and maintenance and the lease expires March 15, 2006. The facilities in Dublin have been vacated by us; however, we currently sublease approximately 19,000 square feet of the Dublin facility with subleases expiring in March 2006. We receive average monthly sublease proceeds from this facility of $16,000 per month.
      We lease approximately 12,200 square feet in a facility in Fairfax Virginia under a lease expiring in February 2009. The average monthly lease payment for the Fairfax facility is $33,000 per month plus taxes and insurance costs. The space is occupied by our federal sales group and our Legislative Demographic Services subsidiary.
      We lease approximately 12,000 square feet in a facility in Springfield Illinois for the headquarters for our IIS subsidiary. The average monthly lease payment for the Springfield facility is $8,400 per month plus taxes and insurance costs. The space is occupied under a lease expiring in September 2008.
      In addition, we lease certain equipment and furniture under operating leases that expire at various dates through February 2009.

Item 3.	Legal Proceedings
      In February 2003, Roger Benson filed a lawsuit against the Company and certain of its affiliated entities in California Superior Court alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. The complaint alleged that a live scan fingerprint imaging machine manufactured by one of the defendants contributed to the misidentification of Mr. Benson. In February 2005, Mr. Benson voluntarily dismissed his entire case against all of the defendants. The voluntary dismissal followed Identix’ successful motion for and award of immaterial monetary sanctions against each of Mr. Benson and his attorney.
      In July 2004, Miguel and Lilia Espinoza filed a purported class action lawsuit against the Company and certain of its affiliated entities in the State of Oregon. Mr. Espinoza claimed he was misidentified as a convicted felon and that his misidentification resulted from the issuance to him of a duplicate fingerprint identification number generated by a live scan system manufactured by one of the defendants. The entities affiliated with Identix were dismissed from the action by court order. Thereafter the Company filed a motion for summary judgment on the merits. In June 2005, the U.S. District Court adopted a prior ruling by a U.S. Magistrate Judge and granted summary judgment in favor of the Company. The time period for an appeal by the plaintiff has lapsed without any appearance by the plaintiff.

Item 4.	Submission of Matters to a Vote of Security-Holders
      No matters were submitted to a vote of security-holders during the fourth quarter of the fiscal year ended June 30, 2005.

Supplemental Item.	Executive Officers of the Company
      The executive officers of the Company, and their ages as of August 1, 2005, are as follows:

Name	Age	Position

Joseph J. Atick	41	President, Chief Executive Officer and Director
Paul Griffin	43	Chief Technology Officer
Elissa J. Lindsoe	38	Chief Financial Officer
James H. Moar	56	Chief Operating Officer
Mark S. Molina	46	Chief Legal Officer and Secretary
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
      Mark S. Molina has served as Chief Legal Officer and Secretary of the Company since October 2004. He joined the Company as Vice President and General Counsel in October 1999 and was appointed Secretary in December 1999. In August 2002, he was appointed as the Company’s Executive Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Molina was with Harris Corporation, most recently as Senior Counsel, Microwave Communications Division. Prior to joining Harris, he practiced corporate, business and securities law with firms in San Francisco, Sydney, Australia and New York City, where he began his career with Shearman & Sterling in 1985.
PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters
      The Company’s common stock is listed on the NASDAQ National Market, Inc. under the symbol IDNX.
      The following table sets forth the range of high and low closing prices as reported by NASDAQ for the fiscal periods indicated.

	High	Low

Fiscal year ended June 30, 2005
Fourth Quarter	$5.86	$4.89
Third Quarter	7.26	4.82
Second Quarter	8.04	6.49
First Quarter	7.19	4.45

	High	Low

Fiscal year ended June 30, 2004
Fourth Quarter	$8.36	$5.67
Third Quarter	5.77	4.35
Second Quarter	6.13	4.26
First Quarter	7.18	5.27
      The last reported sale price of the common stock, as reported by Nasdaq on August 31, 2005 was $4.93. As of August 31, 2005, there were 1,598 stockholders of record.
      We have not paid any cash dividends on its capital stock during the last five fiscal years. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below with respect to our statements of operations data for the years ended June 30, 2005, 2004, and 2003 and with respect to the balance sheets at June 30, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our statements of operations data for all periods presented reflects the classification of Identix Public Sector as discontinued operations (see Note 4 to the Consolidated Financial Statements). Consolidated statements of operations data for the years ended June 30, 2002 and 2001 and consolidated balance sheet data at June 30, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements and are not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

	Fiscal Year Ended June 30,

			2004
Selected Financial Data	2005		Restated(1)		2003		2002		2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$73,832		$55,199		$52,684		$33,465		$38,156	(7)
Loss from continuing operations	(13,966)		(21,667)		(183,940)		(49,380)		(26,046)
Income (loss) from discontinued operations	—		3,125	(3)	(3,434)		(6,058)		(1,554)
Loss before cumulative effect of a change in accounting principle	(13,966	)(2)	(18,542	)(4)	(187,374	)(5)	(55,438	)(6)	(27,600	)(8)
Cumulative effect of a change in accounting principle	—		—		—		—		(1,998	)(7)

Net loss	$(13,966)		$(18,542)		$(187,374)		$(55,438)		$(29,598)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)		$(0.25)		$(2.16)		$(1.19)		$(0.77)
Income (loss) from discontinued operations	$—		$0.04		$(0.04)		$(0.14)		$(0.05)
Loss before cumulative effect of a change in accounting principle	$(0.16)		$(0.21)		$(2.20)		$(1.33)		$(0.82)
Cumulative effect of a change in accounting principle	$—		$—		$—		$—		$(0.06)
Basic and diluted net loss per share	$(0.16)		$(0.21)		$(2.20)		$(1.33)		$(0.88)
Balance Sheet Data:
Cash and cash equivalents	$22,445		$35,944		$34,712		$53,346		$20,777
Working capital	36,628		45,822		53,397		63,239		32,440
Total assets	215,055		228,827		245,270		431,255		83,486
Stockholders’ equity	192,086		203,489		211,264		393,323		64,082

(1)	As described in Note 2 to the consolidated financial statements, the fiscal year 2004 consolidated financial statements have been restated to correct the accounting for income taxes arising from the sale of the discontinued IPS operations. The restatement resulted in an increase of $2,000,000 in the income tax benefit related to continuing operations with an offsetting $2,000,000 adjustment to the income tax provision related to discontinued operations.

This adjustment had no impact on net loss, net cash used by operating activities or total stockholders’ equity as previously reported for fiscal year 2004.

(2)	Includes a net gain resulting from restructuring and other charges of $507,000. This includes a net gain of $620,000 related to the Company buying out a certain lease obligation in Los Gatos, California combined with charges of $113,000 stemming from a reduction in force that occurred in the fourth quarter of fiscal year 2005.

(3)	Includes a gain on the sale of IPS of $3,934,000 that was partially offset by the loss from discontinued operations of $809,000.

(4)	Includes restructuring and other charges of $2,115,000 as discussed in the management discussion and analysis in the section entitled “restructuring and other charges”.

(5)	Includes a write-off of $154,799,000 that is related to the impairment of goodwill as well as $6,327,000 of restructuring and other charges.

(6)	Includes $17,965,000 of restructuring and other charges and a charge of $6,400,000 for the write-off of acquired in-process research and development.

(7)	Identix changed its method of accounting for revenue recognition effective July 1, 2000 to comply with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

(8)	Includes preferred stock and warrant expense of $1,259,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
      The statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results, events and performance may differ materially due to a variety of factors, including the factors described under “Risk Factors” in Item 1 and the other risks identified in this Annual Report on Form 10-K. We undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      Identix Incorporated (“Identix”, “we”, “us”, “our” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, our products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Our products serve a broad range of industries and market segments — most notably, government and law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, we believe we have more fingerprint and facial biometric installations worldwide than any other company.
      On June 25, 2002, we completed our merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. The Visionics results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of our common stock, resulting in the issuance of an aggregate of 39,422,000 shares of common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of our common stock. The total purchase price was $334,818,000.
Restatement of fiscal year 2004 financial statements
      As described in Note 2 to the consolidated financial statements, the fiscal year 2004 consolidated financial statements have been restated to correct the accounting for income taxes arising from the sale of the discontinued IPS operations. The restatement resulted in an increase of $2,000,000 in the income tax benefit related to continuing operations with an offsetting $2,000,000 adjustment to the income tax provision related to discontinued operations. This adjustment had no impact on net loss, net cash used by operating activities or total stockholders’ equity as previously reported for fiscal year 2004.

Fiscal year 2005
      The twelve months ending June 30, 2005, signified the end to a fiscal year that saw revenues increase by 34% from fiscal year 2004 to fiscal year 2005 and the net loss narrow from $18,542,000 to $13,966,000. In addition, in fiscal year 2005 we won numerous significant contracts including contracts with the United States Department of State to provide certain software with biometric search capabilities, the Los Angeles County Sheriff Department to provide livescan hardware and services, the State of Pennsylvania to provide live scan hardware and a contract with Nikon to provide face finding software for their coolpix line of digital cameras. Fiscal year 2005 also witnessed the launch of our enhanced definition live scan units which improves the image quality while at the same time reduces production costs.
     Fiscal year 2004
      Fiscal year 2004 was a year marked by significant positive and strategic change at Identix. The significant events that occurred included the disposition of Identix’ wholly owned subsidiary Identix Public Sector (“IPS”) (see Note 4), the acquisition of technology from Delean Vision Worldwide, Inc. (see Note 3), the acquisition of 100% ownership of Sylvan Identix Fingerprint Centers, LLC now renamed Identix Identification Services (“IIS”) (see Note 3), and the streamlining of our operations with a reduction in force plan that reduced our total workforce by six percent. We believe these actions will allow us to fully focus on our core biometric business while enhancing our biometric technology, expanding access to the commercial and civil markets while at the same time, streamlining our operations. In addition, on June 28, 2004, we were reconfirmed as the sole recipient of a Department of Homeland Security blanket purchase agreement valued at an estimated $27,000,000 over a 60-month period.
     Fiscal year 2003
      During fiscal year 2003, we witnessed several significant events including the launch of our TP-3000 series live scan machines which consist a lower cost ruggedized and stylized system that was designed for criminal and civilian use that is FBI Appendix F certified. In addition, Identix won contracts to expand the IBIS systems in counties in Minnesota and California for $1,400,000 million and $1,500,000 respectively. In addition, we saw our fingerprinting technology adopted by several healthcare institutions and the United States Department of Defense which ordered 5,400,000 user licenses for Bioengine® fingerprint recognition technology.
Critical Accounting Estimates
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty obligations, revenue recognition as well as loss contingencies and restructurings. We base our estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances, and the results form the basis for making judgments about the reported values of assets, liabilities, revenues and expenses. Actual results could materially differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.
     Allowance for doubtful accounts:
      The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a customer’s credit worthiness or actual defaults are higher than the historical experience, estimates of the recoverability of amounts due could be adversely affected. The allowance for doubtful accounts was $551,000 and $1,124,000 at June 30, 2005 and 2004, respectively.
     Goodwill impairments:
      Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. We perform a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of the reporting unit to which the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate discount rate that incorporates our cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those we have estimated. A change in industry or market conditions or a downturn in our operations could result in a further impairment of goodwill. As of June 30, 2005 and 2004, we completed our annual goodwill impairment analysis and had determined that the carrying value of goodwill was not impaired. In fiscal year 2003, the Company completed its annual goodwill impairment analysis that resulted in the recording of an impairment charge of $154,799,000. Net goodwill was $141,213,000 at June 30, 2005 and 2004.
     Inventory allowances:
      Inventories are recorded at the lower of cost or market, which approximates actual cost on a first-in-first-out basis, or market value. We write down inventories to net realizable value based on forecasted demand and market conditions as well as the anticipated timing and impact of new product introductions. Actual demand, market conditions and timing of new product introductions may be different from those we have projected. These differences could have a material effect on gross margins and operating results. The inventory obsolescence reserve was $2,231,000 and $4,170,000 at June 30, 2005 and 2004, respectively. In addition, the inventory obsolescence provision was $1,561,000, $3,563,000 and $2,344,000 for the years ending June 30, 2005, 2004, and 2003 respectively.
     Warranty obligations:
      We accrue for warranty obligations based on the expected material and labor usage costs to provide warranty services. If increases in warranty claims are experienced, at a rate higher than the historical rate, gross margins and operating results could be adversely affected. The warranty reserve was $1,416,000 and $921,000 at June 30, 2005 and 2004, respectively.
     Revenue recognition:
      Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. For example, we must assess whether the fee associated with a revenue transaction is fixed or determinable and the likelihood of collection from our customer. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.
      We derive our revenue from sales of products and services. With respect to product sales, we sell hardware, software or a combination of hardware and software products. Our service revenue is derived from maintenance contracts related to product sales, consulting and training services. A hypothetical customer, depending on their needs, may order a single hardware or software product or service or combine hardware products, software products and services to create a multiple element arrangement. Our policies with respect to the recognition of revenue related to the various combinations of our products and services are described in the following paragraphs.
     Product Revenues
      In the case of hardware only sales, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to our current policy and practices, we consider acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain our responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, we will be required to install our products on the behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.
      For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple elements we apply the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and in our control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, we rely upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, we rely upon VSOE of fair value using the price charged when that element is sold separately. To-date we have not entered into a multiple element arrangement where separation of the various elements was not possible. However, in the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition methodology will be applied.
      With respect to stand-alone software product sales, including ABIS systems, BioLogon and software developer kits, revenue is recognized on software products in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as well as Technical Practice Aids issued from time to time by the AICPA. We recognize revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed probable. VSOE of fair value is determined for undelivered elements (e.g., maintenance, training or consulting) using the price charged when that element is sold separately. In cases where we do not have VSOE of fair value for all delivered elements in the transaction (e.g., for licenses), the residual method is used such that the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software and the services cannot be segregated into separate units of accounting, we account for the software sales under SOP 97-2 and SOP 81-1 “Accounting for performance of construction-type and certain production-type contracts”. In the cases where SOP 81-1 is applied, we use the cost-to-cost method of percentage of completion. Under this method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs.
      In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, we apply the guidance of EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.
      Our sales arrangements do not provide a contractual right of return.
     Service Revenues
      Revenue from maintenance arrangements such as those typically sold with our live scan systems are recognized ratably over the term of the arrangements. Maintenance that is bundled with other elements is deferred based upon fair value of the maintenance services. Fair value is based on the renewal rate for continued maintenance arrangements.
      Revenue from installation services is recognized as the services are performed. Installation services that are bundled with other elements are deferred based upon fair value of the installation services.
      Revenue for our professional services offerings, including training and consulting services, and revenue for IIS which performs a service by capturing fingerprints for certain individuals where a back ground check is required as a condition of employment, is recognized as the services are delivered or performed.
     Loss contingencies and restructurings:
      We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate available current information to determine whether such reserves should be adjusted.
      We recorded reserves for the estimated cost to terminate or sublease excess facilities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable, based on current and expected commercial real estate market conditions. If we determine that the estimate for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made. During fiscal year 2005, we recorded a net recovery of $620,000 related to excess facilities which is reflected in the restructuring and other line on the Consolidated Statement of Operation for fiscal year 2005. Accrued lease exit costs were $361,000 and $7,600,000 at June 30, 2005 and June 2004, respectively.
Results of Operations
Fiscal Years Ended June 30, 2005 and 2004
      Revenues. Revenues for fiscal year 2005 were $73,832,000 compared to $55,199,000 for fiscal year 2004. Revenues for fiscal year 2005 increased by 34% from fiscal year 2004 due primarily to increased demand for our live scan systems and our software offerings. In addition fiscal year 2005 includes a full year of IIS revenue compared to only four and a half months of IIS revenue in the prior fiscal year.
      Product revenue was $42,019,000 for fiscal year 2005 compared to $25,644,000 for the same period in the prior fiscal year. The increase in product revenue (primarily derived from lives scan sales) during fiscal year 2005 is a result of an increase in demand for biometric products by both domestic and international government agencies. The increased demand was demonstrated during fiscal year 2005 by a large international order and an order from the Department of State for certain biometric software with search capabilities as well as orders for live scan units from the Los Angeles County Sheriff’s Department, and State of Pennsylvania. In addition, we licensed our Faceit software to Nikon for use in their line of consumer digital cameras.
      Service revenue was $31,813,000 during fiscal year 2005 compared to $29,555,000 in the prior fiscal year. The increase in service revenue was to due our ownership of IIS for all of fiscal year 2005 versus fiscal year 2004 when we owned IIS for only four and half months. The increase due to IIS was partially offset by lower maintenance revenues which resulted from fewer maintenance renewals which resulted from our legacy live scan machines which had a three month warranty being replaced by our latest generation machines which are sold with a one year warranty. Maintenance on these newer products will not be required by the customer until the warranty period expires. Service revenues are derived from activities surrounding the servicing of our hardware and software under maintenance agreements, training and consulting services and revenue derived from our IIS subsidiary, which provides fingerprinting services.
      We also report our revenue by operating segments, consisting of biometric systems and other. Revenue from biometric systems was $65,055,000 in fiscal year 2005 compared to $50,054,000 in the prior fiscal year. The biometric systems revenues increased due to the same reasons that drove an increase in product revenues described above.
      Other segment revenues are comprised of our IIS and Legislative Demographic Services (“LDS”) subsidiaries which totaled $8,777,000 for fiscal year 2005 compared to $5,145,000 for the same period in the prior fiscal year. The increase is the result of our 100% ownership of IIS for the entire year in fiscal year 2005 compared to fiscal year 2004 when we had 100% ownership for only four and a half months.
      For the twelve months ended June 30, 2005, we derived approximately 23% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 13% of total revenues. For the same period in the prior fiscal year, we derived 14% of our revenue from the U.S. Federal Government with no one agency producing more than 10% of total revenue. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on our Company’s financial results.
      We are currently awaiting final results of a recent General Services Administration post-award audit arising out of the renewal of its GSA Multiple Award Schedule contract. Based on current information, we believe that the results of such audit will not result in a material adverse finding or adjustment and that such results will not have a material adverse effect on our business, financial condition or results of operation.
      International sales accounted for $8,692,000 or 12% of our revenues for fiscal year 2005, compared to $6,865,000 or 12% for the same period in the prior fiscal year. The increase in international revenue is due primarily to two large international sales that occurred in the third quarter of fiscal year 2005 totaling $2,800,000. These sales were partially offset by other contracts that were present in fiscal year 2004 but not fiscal year 2005. Our international sales are predominately denominated in U.S. dollars, and we monitor our foreign currency exchange exposure and, if significant, will take action such as hedging transactions, to reduce foreign exchange risk. To date, we have not entered into any hedging transactions.
      Product Gross Margin. Gross margin on product revenue was 31% for fiscal year 2005 compared to 23% in fiscal year 2004. For fiscal years 2005 and 2004, product cost of revenues included $4,130,000 or 10% of product revenue and $4,672,000, or 18% of product revenue, respectively of amortization expense related to certain acquired intangible assets, including amortization related to our developed technology, patents and core technology intangible assets. For fiscal year 2004, $4,672,000 of expense related to amortization of acquired intangible assets was reclassified into cost of product revenues to conform with the presentation of expense related to amortization of acquired intangible assets in fiscal year 2005. An increase in product revenues while amortization expense declined increased gross margins from fiscal 2004 to 2005.
      Service Gross Margin. Service gross margin was 23% for fiscal year 2005 compared to 24% for fiscal year 2004. The decrease was the result of a fixed cost structure related to our maintenance business and a decrease in the amount of revenue that was being generated from maintenance contracts in fiscal year 2005. We are actively monitoring the costs associated with the maintenance business and we will take action if necessary to attempt to adjust those costs accordingly as evidenced by our reduction of our maintenance field staff by 10% in the fourth quarter of fiscal year 2005. The decreases in margins that the service business experienced were partially offset by the gross margins that resulted from our IIS business which were 36% for fiscal year 2005.
      Research and Development. Research and development expenses were $11,215,000 or 15% of revenues for fiscal year 2005, compared to $9,675,000 or 18% of revenues for fiscal year 2004. The increase in research and development expenses is the result of increased engineering personnel costs in fiscal year 2005. Now and in the foreseeable future, we are committed to continuing our focus on investment in research and development, which is critical to developing new and innovative products intended to allow us to maintain a strong technological position in the industry.
      Marketing and Selling. Marketing and selling expenses were $11,771,000 or 16% of revenues for fiscal year 2005, compared to $10,867,000 or 20% of revenues for fiscal year 2004. Expenses increased due to a significant commission payout of $462,000 related to a large international sale as well as the recovery of $737,000 of previously fully reserved for accounts receivable balances in fiscal year 2004 that did not occur in fiscal year 2005.
      General and Administrative. General and administrative expenses were $12,380,000 or 17% of total revenues for fiscal year 2005, compared to $13,814,000 or 25% of total revenues for fiscal year 2004. Our general and administrative expenses decreased due to reduced deferred compensation expense of $652,000, decreased director’s and officers liability insurance costs of $459,000, and decreased outside legal counsel costs of $568,000. These savings were partially offset by increased expenses of $821,000 related to IIS since we owed 100% of IIS for all of fiscal year 2005 versus fiscal year 2004 when we owned 100% of them for only four and half months. In addition, during fiscal year 2005, we incurred approximately $824,000 related to compliance costs with the Sarbanes-Oxley Act of 2002.
      Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets is primarily related to the Visionics merger and the acquisition of 100% ownership of IIS. As a result of these transactions we acquired intangible assets including developed technology, service/maintenance contracts, core technology, order backlog and employee contracts. The amortization of developed technology, patents and core technology is included in the cost of product revenues. The amortization expense related to service/maintenance contracts, order backlog and employee contracts is presented on the statements of operations as amortization expense and was $1,005,000 and $871,000 for fiscal years 2005 and 2004, respectively.
      Impairment of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we performed our annual assessment for goodwill impairment as of June 30, 2005 and 2004 for all of our goodwill and it was determined that the fair value of the goodwill exceeded its carrying value and an impairment charge was not needed for fiscal years 2005 or 2004.
      Restructuring and other, net. Restructuring and other, net including charges (recovery) that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Twelve Months
	Ended June 30,

	2005	2004

	(In thousands)
Lease exit costs related to restructuring actions initiated in fiscal year 2002	(620)	610
Severance costs	113	250
Employment agreement obligation	—	506
SIFC acquisition related	—	749

	$(507)	$2,115

     Fiscal year 2005
      During the fourth quarter of fiscal year 2005,we recorded a charge of $113,000 in severance costs related to reduction in our field service staff by approximately 10 employees. As of June 30, 2005, all 10 of the employees had been terminated and a severence related liability of $96,000 remained. We anticipate this liability will be fully paid in the first quarter of fiscal year 2006.
      During the first quarter of fiscal year 2005 a charge of $451,000 was recorded related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter, we believe the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between the ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005.
     Fiscal year 2004
      Restructuring and other charges recorded during the twelve months ended June 30, 2004 consisted of $506,000 related to payments made under the former Chairman of the Board’s employment agreement associated with his retirement in February 2004 and $749,000 for the value of shares of our common stock issued to certain former SIFC employees in connection with the acquisition of 100% of SIFC (See Note 3). In addition, we recorded a charge of $250,000 related to a reduction in force of 6% of the our workforce or approximately 30 employees in February 2004. As of June 30, 2004, all 30 of the employees had been terminated and all severance amounts had been paid.
      During the twelve months ended June 30, 2004, a charge of $610,000 was recorded related to lease exit costs associated with our previously vacated Northern California facilities. The charge recorded in fiscal year 2004 related to our Northern California facilities reflected an updated assessment of what we would have recovered under the then current conditions of the Northern California real estate market.
      Interest and Other Income (Expense), net. For fiscal year 2005, interest and other income was $1,634,000 compared to $1,153,000 for fiscal year 2004. The increase in other income was due to a preacquisition liability that was associated with IIS which was relieved during the third quarter of fiscal year 2005.
      Provision/benefit for Income Taxes (Restated). We had income tax expense, consisting of certain state franchise taxes, in fiscal year 2005 of $42,000. In fiscal year 2004, we had an income tax benefit of $1,957,000 which consisted of a $43,000 provision related to certain state franchise taxes offset by an income tax benefit of $2,000,000 to continuing operations related to the sale of IPS. As further explained in Note 2 to the consolidated financial statements, the tax benefit to continuing operations results from the use of net operating losses to offset the income from discontinued operations generated by the sale of IPS. In fiscal years 2005 and 2004, our effective tax rate was below the statutory rate due to a full valuation allowance being required on the net losses incurred. As of June 30, 2005 and 2004, we had federal net operating loss carry forwards of approximately $213,000,000 and $203,000,000 respectively, which may be available to offset future taxable income. The carry forwards expire on various dates from 2005 through fiscal year 2024 and may be subject to certain limitations on annual utilizations due to changes in ownership, as defined by federal and state law. Such limitations could cause these loss carryforwards to expire before we are able to utilize them to reduce future income taxes.
      Equity Interest in Loss of Joint Venture. The equity interest in the joint venture was a loss of $302,000 for fiscal year 2004 and represents our 50% share of the results of SIFC. In the third quarter of fiscal year 2004, we acquired 100% ownership of the joint venture for $875,000 in cash.
      Discontinued Operations (Restated). On February 13, 2004, we consummated the sale of IPS to Alion. In fiscal year 2004, we recognized income from discontinued operations of $3,125,000 of which $3,934,000 is attributable to the gain on the sale of IPS and $809,000 is attributable to the loss on the IPS discontinued operations from July 1, 2003 to the date of the sale. The IPS operations are presented in our Consolidated Statements of Operations as discontinued operations. The consolidated results for the twelve months ending June 30, 2004 have been restated to reflect the discontinued IPS operations. See additional discussion in Note 4 of the Consolidated Financial Statements.

      The following table represent the summarized results for the discontinued operations:

Fiscal Year Ended
June 30, 2004

(In thousands)
Revenue	$20,078
Cost of sales	17,550
Operating Expenses	3,337

Loss from discontinued IPS operations	$(809)

* This period reflects activity only through February 13, 2004, the date of disposition.
      The following table represents the components of the gain on sale of IPS net of provision for income taxes:

Fiscal Year Ended
June 30, 2004
Restated

(In thousands)
Gain on sale of IPS	$5,934
Provision for income taxes	(2,000)

Gain on sale of IPS net of provision for income taxes	$3,934

Fiscal Years Ended June 30, 2004 and 2003
      Revenues. Revenues for fiscal year 2004 were $55,199,000 compared to $52,684,000 for fiscal year 2003. The revenues for fiscal year 2004 increased by 5% from fiscal year 2003. This increase is primarily due to the addition of IIS revenue in the second half of fiscal year 2004.
      Product revenue was $25,644,000 for fiscal year 2004 compared to $28,072,000 for the same period in the prior fiscal year. The decrease in product revenue was the result of a combination of decreasing demand during this time due to tight federal and state government budgets as well as competitive pricing pressures.
      Service revenue was $29,555,000 during fiscal year 2004 compared to $24,612,000 in the prior fiscal year. The increase in service revenue was due to our 100% ownership of IIS starting February 20, 2004 which contributed $2,400,000 of revenue which wasn’t present in fiscal year 2003. In addition, we saw strong maintenance renewals related to our legacy live scan machines in fiscal year 2003 that resulted in increased revenue in fiscal year 2004 due to revenue recognized over the period of performance.
      We also report our revenue by our operating segments, consisting of biometric systems and other. Revenue from biometric systems was $50,054,000 in fiscal year 2004 compared to $48,658,000 in the prior fiscal year. The biometric systems revenues increased as a result of strong maintenance renewals related to our legacy live scan machines in fiscal year 2003 that resulted in increased revenue in fiscal year 2004 due to revenue recognized over the period of performance.
      Other segment revenues are comprised of our IIS and LDS subsidiaries which totaled $5,145,000 for fiscal year 2004 compared to $4,026,000 for the same period in the prior fiscal year. The increase is the result of our 100% ownership of IIS for four and half months during the later portion of fiscal year 2004. This increase was partially offset by a decrease in LDS revenues in fiscal year 2004.
      International sales accounted for $6,865,000 or 12% of our revenues for fiscal year 2004, compared to $4,925,000 or 9% for fiscal year 2003. The increase in international sales is primarily the result of two large international orders occurring during fiscal year 2004, one for our live scan systems and the other for contracted custom development work. In addition, during fiscal year 2004 there was increased revenue from smaller but more numerous international orders that contributed to the increase seen above. We are actively pursuing business in the international biometric market. Our international sales are generally denominated in U.S. dollars. We monitor our foreign currency exchange exposure and, if significant, will take action to reduce foreign exchange risk. To date, we have not entered into any hedging transactions.
      Product Gross Margin. For fiscal years 2004 and 2003 product gross margin as a percent of product revenue was 23% and 26% respectively. For fiscal years 2004 and 2003, the cost of product revenues included $4,672,000, or 18% of revenue and $4,702,000, or 17% of product revenue, respectively of amortization expense related to certain acquired intangible assets, including amortization related to our developed technology, patents and core technology intangible assets. For fiscal years 2004 and 2003, $4,672,000 and $4,702,000, respectively, of expense related to amortization of acquired intangible assets was reclassified into cost of product revenues to conform with the presentation of expense related to amortization of acquired intangible assets in fiscal year 2005. The decrease in product gross margin was due to competitive pricing pressures related to our live scan systems, which were partially offset by increased sales of other higher margin products.
      Service Gross Margin. For fiscal years 2004 and 2003 service gross margin as a percent of product service revenue was 24% and 23% respectively. The slight increase in service gross margins in fiscal year 2004 is the result of four and a half months of operations related to IIS which was acquired in February 2004. The gross margin associated with IIS was 32% based on IIS revenues $2,400,000 which had the effect of elevating the overall service gross margins in fiscal year 2004.
      Research and Development. Research and development expenses were $9,675,000 or 18% of revenues for fiscal year 2004, compared to $11,060,000 or 21% of revenues for fiscal year 2003. The decrease in research, development and engineering expenses was the result of work that was being performed in relation to our TP-3000 live scan machines that took place in fiscal year 2003 that didn’t take place in fiscal year 2004.
      Marketing and Selling. Marketing and selling expenses were $10,867,000 for fiscal year 2004, compared to $12,137,000 for fiscal year 2003. The percentage of marketing and selling expenses of total revenue was 20% and 23% for the twelve months ending June 30, 2004 and 2003, respectively. The decrease was due primarily to the recovery of several very old and previously fully reserved accounts receivable balances, which totaled approximately $737,000 in fiscal year 2004 partially offset by bad debt expense of $198,000 in fiscal year 2004. In addition, there was a net reduction in the marketing and selling head count that resulted in a savings of $403,000 in fiscal year 2004.
      General and Administrative. General and administrative expenses were $13,814,000 or 25% of total revenues for fiscal year 2004, compared to $12,930,000 or 24% of total revenues for fiscal year 2003. The increase in general and administrative expense is related to four and a half months of IIS general and administrative expense of $618,000 in fiscal year 2004, which was not present in fiscal year 2003, increased legal fees of $642,000 as well as fees of $70,000 associated with the search for a Chief Financial Officer. These increases were partially offset by lower information technology costs of $447,000.
      Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets is primarily related to the Visionics merger and the acquisition of 100% ownership of IIS. As a result of these transactions we acquired intangible assets including developed technology, service/maintenance contracts, core technology, order backlog and employee contracts. The amortization of developed technology, patents and core technology is included in the cost of product revenues. The amortization expense related to service/maintenance contracts, order backlog and employee contracts is presented on the statements of operations as amortization expense and was $871,000 and $981,000 for fiscal years 2004 and 2003, respectively.
      Impairment of Goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we performed our annual assessment for goodwill impairment as of June 30, 2004. The result of this impairment assessment indicated that the implied fair value of the goodwill was not less than its carrying value for fiscal year 2004 and we concluded there was no impairment.
      As of June 30, 2003, we performed our annual assessment for goodwill impairment and we recorded a charge of $154,799,000 related to the impairment of goodwill associated with the merger of Visionics Corporation. The impairment charge was necessary because the implied fair value of the goodwill was less than its carrying value as a result of changes in the biometric market place during fiscal 2003.

      Restructuring and other net. Restructuring and other, net includes charges that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Twelve Months
	Ended
	June 30,

	2004	2003

	(In thousands)
Charges related to restructuring in actions initiated in 2002:
Severence and benefits	$—	$2,283
Disposal of property and equipment	—	370
Lease exit costs	610	1,061
Internal merger costs and other	—	2,613
Severence costs	250	—
Employee agreement obligation	506	—
SIFC acquisition related	749	—

	$2,115	$6,327

     Fiscal year 2004
      Restructuring and other charges recorded during the twelve months ended June 30, 2004 consisted of $506,000 related to payments made under the former Chairman of the Board’s employment agreement associated with his retirement in February 2004 and $749,000 for the value of shares of our common stock issued to certain former SIFC employees in connection with the acquisition of 100% of SIFC (Note 3). In addition, we recorded a charge of $250,000 related to a reduction in force of 6% of the our workforce or approximately 30 employees in February 2004. As of June 30, 2004, all 30 of the employees had been terminated and all severance amounts had been paid.
      During the twelve months ended June 30, 2004, a charge of $610,000 was recorded related to lease exit costs associated with our previously vacated Northern California facilities. The charge recorded in fiscal year 2004 related to our Northern California facilities reflected an updated assessment of what we would have recovered under the then current conditions of the Northern California real estate market.
     Fiscal year 2003
     Severence and benefits
      During the year ended June 30, 2003, we recorded $2,283,000 in severance charges related to employees with extended terminations to assist in the integration. As of June 30, 2005, all of the employees severed in connection with the merger were terminated.
     Disposal of property and equipment
      During the year ended June 30, 2003, an additional charge of $370,000 was recorded related to the disposal of property and equipment due to discontinuance of certain product lines as well as the closure of our Los Gatos, California and Dublin, California facilities.
     Lease exit costs
      During the twelve months ended June 30, 2003, a charge of $1,061,000 was recorded as an adjustment to the estimated sublease income related to our Norther California facilities. The charges recorded in fiscal year 2003 related to our Northern California facilities reflected an updated assessment of what we would have recovered under the then current conditions of the Northern California real estate market.
     Internal merger costs and other
      During the years ended June 30, 2003, we incurred internal merger related costs, including relocation fees, of $2,613,000 related to the merger with Visionics during the year ended June 30, 2002.
      Interest and Other Income (Expense), net. For fiscal year 2004, interest and other income was $1,153,000 compared to $1,834,000 for fiscal year 2003. The decrease for the twelve months ended June 30, 2004 is primarily the result of lower interest income of $708,000 in fiscal year 2004 compared to interest income of $872,000 in fiscal year 2003.

In addition, there was a $458,000 net gain realized on the sale of investments in fiscal year 2003 that didn’t occur in fiscal year 2004.
      Provision for Income Taxes (Restated). In fiscal year 2004, we had an income tax benefit of $1,957,000 which consisted of a $43,000 provision related to certain state franchise taxes offset by an income tax benefit of $2,000,000 related to the sale of IPS. In fiscal year 2003, we had income tax expense, consisting of certain state franchise taxes of $180,000. In fiscal years 2004 and 2003, our effective tax rate was below the statutory rate due to a full valuation allowance being required on the net losses incurred. As of June 30, 2004 and 2003, we had federal net operating loss carry forwards of approximately $203,000,000 and $184,900,000 respectively, which may be available to offset future taxable income. The carry forwards expire on various dates from 2004 through fiscal year 2024 and may be subject to certain limitations on annual utilizations due to changes in ownership, as defined by federal and state law.
      Equity Interest in Loss of Joint Venture. The equity interest in joint venture was a loss of $302,000 for fiscal year 2004 compared to a loss of $285,000 in fiscal year 2003 and represents our 50% share of the results of SIFC. In the third quarter of fiscal year 2004, we acquired 100% ownership of the joint venture for $875,000 in cash.
      Discontinued Operations (Restated). On February 13, 2004, we consummated the sale of IPS to Alion. In fiscal year 2004, we recognized income from discontinued operations of $3,125,000 of which $3,934,000 is attributable to the gain on the sale of IPS and $809,000 is attributable to the loss on the IPS discontinued operations from July 1, 2003 to the date of the sale. The IPS operations are presented in our Consolidated Statements of Operations as discontinued operations. During the twelve months ended June 30, 2003, we recorded a loss from discontinued operations of $3,434,000. The decrease in the net loss on discontinued operations was primarily the result of $3,879,000 of restructuring related expenses that occurred in fiscal year 2003 that did not occur in fiscal year 2004. The consolidated results for the twelve months ending June 30, 2004 and the historical consolidated results for the twelve months ended June 30, 2003 have been restated to reflect the discontinued IPS operations. See additional discussion in Note 4 of the Consolidated Financial Statements.
      The following tables represent the summarized results for the discontinued operations:

	Fiscal Year Ended
	June 30,

	2004*	2003

	(In thousands)
Revenue	$20,078	$39,830
Cost of sales	17,550	35,023
Operating Expenses	3,337	8,241

Loss from discontinued IPS operations	$(809)	$(3,434)

* This period reflects activity only through February 13, 2004, the date of disposition.

Fiscal Year Ended
June 30, 2004
Restated

(In thousands)
Gain on sale of IPS	$5,934
Provision for income taxes	(2,000)

Gain on sale of IPS net of provision for income taxes	$3,934

Liquidity and Capital Resources
      We financed our operations during the twelve months ended June 30, 2005, primarily from our working capital at June 30, 2004. As of June 30, 2005, our principal sources of liquidity consisted of $36,628,000 of working capital including $32,198,000 in cash and cash equivalents and short-term marketable securities.
      Cash used in operating activities was $15,052,000 during fiscal year 2005. The cash used in operations consisted primarily of the net loss of $13,966,000; increased gross inventories of $730,000, increased accounts receivable of $3,994,000 due to several large sales that occurred in the latter half of fiscal year 2005 that were still outstanding at June 30, 2005, increased restricted cash of $1,821,000 due to performance bonds associated with a government contract, decreased other liabilities of $6,339,000 of which $5,125,000 pertains to the payoff of our Los Gatos lease. These items were partially offset by an increase in accounts payable of $1,716,000 due to the timing of year end disbursements and noncash charges for depreciation and amortization of $6,378,000 and the provision for inventory obsolescence of

$1,561,000. Cash used by investing activities for the twelve months ended June 30, 2005 was primarily the result of capital expenditures of $847,000 as well as purchases of marketable securities of $25,238,000 which were partially offset by sales of marketable securities of $25,100,000. Cash provided by financing activities for the twelve months ended June 30, 2005 was due solely to proceeds from the exercise of employee stock options and issuance of stock under our 401(k) retirement plan.
      Cash used in operating activities was $12,942,000 during fiscal year 2004. The cash used in operations consisted primarily of the net loss of $18,542,000; increased gross inventories of $1,366,000, decreased accounts payable of $2,674,000 and decreased other liabilities of $3,172,000 which both decreased as a result of the disposal of IPS. These items were partially offset by noncash charges for depreciation and amortization of $7,822,000; gain on sale of discontinued operations of $5,934,000 and the provision for inventory obsolescence of $3,563,000. Cash provided by investing activities for the twelve months ended June 30, 2004 was primarily the result of $7,808,000 from the proceeds of the sale of discontinued operations, net of transaction costs and $1,307,000 from the cash acquired during the acquisition of IIS net of cash paid. Cash provided by financing activities for the twelve months ended June 30, 2004 was due solely to proceeds from the exercise of employee stock options and issuance of stock under our 401(k) retirement plan.
      Cash used in operating activities was $26,721,000 during fiscal year 2003. The cash used in operations consisted primarily of the net loss of $187,374,000; decreased accounts payable of $2,702,000 was due to several large expenses that were accrued for in fiscal year 2002 but did not reoccur in fiscal year 2003 and decreased accrued compensation of $2,489,000 was due to fewer bonuses accrued for in fiscal year 2003 than the prior fiscal year. These items were partially offset by noncash charges for the impairment of goodwill of $154,799,000; depreciation and amortization of $8,280,000; stock based compensation expense of $1,673,000 and $2,344,000 for the provision for inventory obsolescence. Cash provided by investing activities for the twelve months ended June 30, 2003 was primarily the result of net sales of marketable securities partially offset by additions to property, plant and equipment and intangible assets. Cash provided by financing activities for the twelve months ended June 30, 2003 was due solely to proceeds from the exercise of employee stock options and issuance of stock under our 401(k) retirement plan.
      We did not have any material capital purchase commitments at June 30, 2005. Currently, our anticipated cash requirements relate primarily to funding operations and paying remaining obligations related to restructuring and other merger related charges recorded in fiscal years 2004 and 2003.
      We currently occupy our headquarters under a lease that expires in March 2008, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease space in Dublin, California for our former research, development and engineering office that expires in March 2006. Further, we lease office space for our sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. We also lease approximately 12,200 square feet in Fairfax, Virginia for certain operations including a potion of the Identix sales force with a lease expiring in February 2009.
      Future net minimum lease payments for operating leases are as follows (in thousands):

	Occupied	Unoccupied or Sublet	Total

Periods or fiscal years ending June 30:
2006	1,813	361	2,174
2007	1,600	—	1,600
2008	1,309	—	1,309
2009	358	—	358

Total	$5,080	$361	$5,441

      The unoccupied or sublet amount represents net future minimum payments for our facility in Dublin California that was vacated in connection with our merger with Visionics.
      Our existing line of credit was entered into on May 30, 2003 and renewed in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of our assets and bear interest at the bank’s prime rate of interest, which was 6.01% at June 30, 2005. The line of credit expires on October 1, 2005. Until we generate a positive net income before income taxes for two consecutive fiscal quarters, we will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2005 and June 30, 2004 there were no amounts outstanding under this line of credit.
      The line of credit agreement contains financial, operating and reporting covenants that are not binding until we draw on the line of credit.
      While we believe that existing working capital will be adequate to fund our current cash requirements for at least the next twelve months, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of its operations.
Off Balance-Sheet Arrangements
      Other than the operating lease commitments discussed in Note 16 and the indemnifications discussed in Note 17, the we are not using off-balance sheet arrangements nor do we have any contractual obligations or commercial commitments with terms greater than one year, that would significantly impact its liquidity

New Accounting Pronouncements
      In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. Although Issue No. 04-10 was to be effective immediately, in November 2004, the EITF delayed the implementation of this issues in order to have its effective date coincide with the proposed FASB Staff Position (“FSP”), SFAS No. 131-a, which clarifies the meaning of similar economic characteristics. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. When effective, the adoption of this standard will require us to reexamine how segments are disclosed and will likely result in identifying our IIS subsidiary separately as a reportable segment. Currently, we have two segments, Biometric systems and other, with IIS currently presented along with our Legislative Demographic Services subsidiary as “other”.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement is effective for inventory costs incurred beginning July 1, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for us as of our first quarter of fiscal year 2006 which begins on July 1, 2005. We expect that adoption of SFAS 123R will result in a significant charge for employee stock-based compensation and we are currently determining the estimate using the modified prospective method as prescribed by SFAS No. 123R. See the “Stock Based Compensation” discussion in Note 1 to the Consolidated financial statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on our net loss and loss per common share for the twelve months ended June 30, 2005, 2004, and 2003 respectively.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period net income as a cumulative effect adjustment. The Statement is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Interest Rate Risk. Certain of our short-term and long-term marketable securities are classified as available-for-sale securities and the cost of securities sold is based on the specific identification method. At June 30, 2005, short-term marketable securities consisted of $8,765,000 of government securities and $988,000 of commercial paper. The market value of these investments on any given day during the investment term may vary as a result of market interest rate fluctuations. A hypothetical 10% movement in interest rates during the investment term would not likely have a material impact on investment income. The actual impact on investment income in the future may differ materially from this analysis, depending on actual balances and changes in the timing and the amount of the interest rate movements.
      Foreign Currency Exchange Rate Risk. Certain of our foreign revenues, cost of revenues and marketing expenses are transacted in local currencies. As a result, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations are not material to our consolidated results of operations or balance sheet.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Identix Incorporated:
      We have completed an integrated audit of Identix Incorporated’s (the Company) 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Identix Incorporated, and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 consolidated financial statements.

Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Identix Incorporated did not maintain effective controls to ensure the proper allocation of its income tax provision (benefit) between loss from continuing operations and income from discontinued operations, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of June 30, 2005, the Company did not maintain effective controls to ensure the proper allocation of its income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Specifically, the Company did not have effective controls in place to properly allocate and report the deferred income tax provision (benefit) arising from the sale of a subsidiary between continuing and discontinued operations. In addition, management did not maintain effective monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended June 30, 2004, and the Company’s unaudited consolidated financial statements for the three and nine month periods ended March 31, 2004. Additionally, this control deficiency could result in the misstatement of the income tax provision (benefit), loss from continuing operations, and income from discontinued operations that would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Identix Incorporated did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Identix Incorporated has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 13, 2005

IDENTIX INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	June 30,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$22,445	$35,944
Marketable securities	9,753	9,472
Restricted cash	2,649	—
Accounts receivable, net	15,376	11,412
Inventories	6,340	7,171
Prepaid expenses and other assets	928	1,052

Total current assets	57,491	65,051
Restricted cash	933	1,761
Property and equipment, net	1,738	2,153
Goodwill	141,213	141,213
Acquired intangible assets, net	13,363	18,497
Other assets	317	152

Total assets	$215,055	$228,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,597	$4,881
Accrued compensation	3,894	2,948
Other accrued liabilities	3,634	4,992
Deferred revenue	6,738	6,408

Total current liabilities	20,863	19,229
Deferred revenue	1,947	462
Other liabilities	159	5,647

Total liabilities	22,969	25,338

Commitments and contingencies (Note 16 and 17)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 88,976,326 and 88,429,821 shares issued and outstanding, respectively	889	884
Additional paid-in capital	552,507	549,956
Accumulated deficit	(361,159)	(347,193)
Deferred stock-based compensation	—	(14)
Accumulated other comprehensive loss	(151)	(144)

Total stockholders’ equity	192,086	203,489

Total liabilities and stockholders’ equity	$215,055	$228,827

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended June 30,

		2004
	2005	Restated	2003

Revenues:
Product revenues	$42,019	$25,644	$28,072
Service revenues	31,813	29,555	24,612

Total revenues	$73,832	$55,199	$52,684
Cost and expenses:
Cost of product revenues	28,965	19,803	20,813
Cost of service revenues	24,561	22,529	18,946
Research and development	11,215	9,675	11,060
Marketing and selling	11,771	10,867	12,137
General and administrative	12,380	13,814	12,930
Amortization of acquired intangible assets	1,005	871	981
Impairment of goodwill	—	—	154,799
Restructuring and other, net	(507)	2,115	6,327

Total costs and expenses	89,390	79,674	237,993

Loss from operations	(15,558)	(24,475)	(185,309)
Interest and other income, net	1,634	1,153	1,834
Equity interest in loss of joint venture	—	(302)	(285)

Loss from continuing operations before income taxes	(13,924)	(23,624)	(183,760)
(Provision) benefit for income taxes	(42)	1,957	(180)

Loss from continuing operations	(13,966)	(21,667)	(183,940)
Discontinued operations:
Loss from discontinued IPS operations	—	(809)	(3,434)
Gain on sale of IPS, net of provision for income taxes	—	3,934	—

Income (loss) from discontinued operations	—	3,125	(3,434)
Net loss	$(13,966)	$(18,542)	$(187,374)

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.25)	$(2.16)
Basic and diluted income (loss) per share from discontinued operations	$—	$0.04	$(0.04)

Basic and diluted net loss per share	$(0.16)	$(0.21)	$(2.20)

Weighted average common shares used in basic and diluted loss per share computation	88,696	86,758	85,242
The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)

	Convertible							Accumulated
	Preferred Stock		Common Stock				Deferred	Other
					Additional	Accumulated	Stock-based	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Compensation	Loss	Total

Balance June 30, 2002	234,558	$3,702	84,651,058	$846	$532,738	$(141,277)	$(2,540)	$(146)	$393,323
Components of comprehensive loss:
Net loss	—	—	—	—	—	(187,374)	—	—	(187,374)
Cumulative Translation Adjustment	—	—	—	—	—	—	—	20	20
Change in Unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	(30)	(30)

Total comprehensive loss	—	—	—	—	—	—	—	—	(187,384)
Sale of common stock under stock option plans	—	—	779,221	8	2,357	—	—	—	2,365
Sale of common stock under stock Identix 401(k)Plan	—	—	104,921	1	345	—	—	—	346
Sale of common stock under employee stock purchase plan	—	—	127,170	1	557	—	—	—	558
Exercise of stock warrants	—	—	282,581	3	380	—	—	—	383
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,673	—	1,673
Elimination of deferred compensation related to terminated employees	—	—	—	—	(204)	—	204	—	—

Balance June 30, 2003	234,558	3,702	85,944,951	859	536,173	(328,651)	(663)	(156)	211,264
Components of comprehensive loss:
Net loss	—	—	—	—	—	(18,542)	—	—	(18,542)
Cumulative Translation Adjustment	—	—	—	—	—	—	—	11	11
Change in Unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	1	1

Total comprehensive loss									(18,530)
Sale of common stock under stock option plans	—	—	1,192,729	12	5,085	—	—	—	5,097
Sale of common stock under stock Identix 401(k)Plan	—	—	117,620	1	646	—	—	—	647
Issuance of common stock to IIS employees	—	—	143,402	2	747	—	—	—	749
Stock issued for acquisition of technology	—	—	675,000	7	3,416	—	—	—	3,423
Convertible preferred stock converted into common stock	(234,558)	(3,702)	234,558	2	3,700	—	—	—	—
Exercise of stock warrants	—	—	121,561	1	150	—	—	—	151
Issuance of stock options to consultants	—	—	—	—	39	—	—	—	39
Amortization of deferred stock-based compensation	—	—	—	—	—	—	649	—	649

Balance June 30, 2004	—	$—	88,429,821	$884	$549,956	$(347,193)	$(14)	$(144)	$203,489
Components of comprehensive loss:
Net loss	—	—	—	—	—	(13,966)	—	—	(13,966)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1)	(1)
Change in unrealized gain on available for-sale marketable securities	—	—	—	—	—	—	—	(6)	(6)

Total comprehensive loss									(13,973)
Sale of common stock under stock option plans	—	—	441,673	4	1,919	—	—	—	1,923
Sale of common stock under Identix 401(k)Plan	—	—	104,832	1	614	—	—	—	615
Issuance of stock options to consultants	—	—	—	—	18	—	—	—	18
Amortization of deferred stock-based compensation	—	—	—	—	—	—	14	—	14

Balance June 30, 2005	—	$—	88,976,326	$889	$552,507	$(361,159)	$—	$(151)	$192,086

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIX INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended June 30,

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(13,966)	$(18,542)	$(187,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Goodwill	—	—	154,799
Gain on sale of discontinued IPS operations, pre-tax	—	(5,934)	—
Depreciation and amortization	6,378	7,822	8,280
Equity interest in loss of joint venture	—	302	285
Realized gain on sales of marketable securities	(143)	(46)	(458)
Stock-based compensation expense	32	688	1,673
Amortization of premiums on marketable securities	—	—	16
Bad debt expense(recoveries),net	23	(539)	801
Loss on disposal of equipment	18	188	265
Inventory obsolescence provision	1,561	3,563	2,344
Restructuring and other, net	(507)	1,609	758
Changes in assets and liabilities excluding impact of sale of IPS and acquisitions in fiscal year 2004:
Restricted Cash	(1,821)	431	(710)
Accounts receivable	(3,994)	4,745	(2,335)
Inventories	(730)	(1,366)	(1,169)
Prepaid expenses and other assets	(41)	480	171
Accounts payable	1,716	(2,674)	(2,702)
Accrued compensation	946	(378)	(2,489)
Other accrued liabilities	(6,339)	(3,172)	1,045
Deferred revenue	1,815	(119)	79

Net cash used in operating activities	(15,052)	(12,942)	(26,721)

Cash flows from investing activities:
Proceeds from sale of IPS, net of transaction costs	—	7,808	—
Cash paid in acquisition, net of cash acquired	—	1,307	—
Net proceeds from the sales of marketable securities	25,100	21,000	42,472
Purchases of marketable securities	(25,238)	(20,929)	(36,144)
Additions of intangibles and other assets	—	—	(500)
Intangible asset refund	—	102	—
Capital expenditures	(847)	(1,009)	(1,393)

Net cash provided by (used in) investing activities	(985)	8,279	4,435

Cash flows from financing activities:
Proceeds from sales of common stock	2,538	5,895	3,652

Net cash provided by financing activities	2,538	5,895	3,652

Net increase (decrease) in cash and cash equivalents	(13,499)	1,232	(18,634)
Cash and cash equivalents at period beginning	35,944	34,712	53,346

Cash and cash equivalents at period end	$22,445	$35,944	$34,712

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$11	$2	$8
Taxes	$12	$94	$128
Schedule of non-cash investing and financing activities:
Stock issued for acquisition of technology	$—	$3,423	$—
Conversion of preferred stock to common stock	$—	$3,702	$—
Issuance of common stock to IIS employees	$—	$749	$—
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 —	The Company and Its Significant Accounting Policies
      Identix Incorporated (“we”, “us”, “our” the “Company”) designs, manufactures, develops and markets solutions for security, anti-fraud, law enforcement and other applications. The principal markets for our products are the Americas, Asia, Australia, Europe, and the Middle East.
      On June 25, 2002, we completed our merger with Visionics Corporation (“Visionics”), a leading provider of biometric technologies and identification information systems. The Visionics results of operations have been included in the Company’s consolidated financial statements since the date of acquisition. In connection with this stock-for-stock merger transaction, each outstanding share of Visionics’ common stock was exchanged for 1.3436 shares of our common stock, resulting in the issuance of an aggregate of 39,422,000 shares of common stock for all outstanding shares of Visionics’ common stock. In addition, all options and warrants to purchase shares of Visionics’ common stock outstanding immediately prior to the consummation of the merger were converted into options and warrants to purchase 3,860,000 shares of our common stock. The total purchase price was $334,818,000.
     Basis of Consolidation
      The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.
     Management Estimates and Assumptions
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
     Liquidity
      While we believe that existing working capital will be adequate to fund our current cash requirements through at least the next twelve months, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing. If successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.
     Joint Venture
      In September 1997, we entered into a joint venture agreement with Sylvan Learning Centers, Inc. (“Sylvan”) to form Sylvan/ Identix Fingerprinting Centers, LLC (“SIFC”) for the purpose of providing fingerprinting services. On February 23, 2004, we acquired the remaining 50% ownership of SIFC now known as Identix Identification services (IIS) (see Note 3). Prior to the acquisition of IIS, we derived license fees from SIFC, which were included within the interest and other (expense), net, line item of the consolidated statement of operations in addition to our equity interest in the income (loss) from the joint venture. License fees recognized from SFIC were $207,000 and $332,000 for the years ended June 30, 2004 and 2003, respectively.
     Revenue Recognition
      Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. For example, we must assess whether the fee associated with a revenue transaction is fixed or determinable and the likelihood of collection from our customer. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.
      We derive our revenue from sales of products and services. With respect to product sales, we sell hardware, software or a combination of hardware and software products. Our service revenue is derived from maintenance contracts related to product sales, consulting and training services. A hypothetical customer, depending on their needs, may order a single hardware or software product or service or combine hardware products, software products and services to create a multiple element arrangement. Our policies with respect to the recognition of revenue related to the various combinations of our products and services are described in the following paragraphs.
     Product Revenues
      In the case of hardware only sales, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to our current policy and practices, we consider acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain our responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, we will be required to install our products on the behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.
      For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple deliverable we apply the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and in our control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, we rely upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, we rely upon VSOE of fair value using the price charged when that element is sold separately. To-date we have not entered into a multiple element arrangement where separation of the various elements was not possible. However, in the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition will be applied.
      With respect to stand-alone software product sales, including ABIS systems, BioLogon and software developer kits, revenue is recognized on software products in accordance with American Institute of Certified Public Accountants (“AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as well as Technical Practice Aids issued from time to time by the AICPA. We recognize revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed probable. VSOE of fair value is determined for undelivered elements (e.g., maintenance, training or consulting) using the price charged when that element is sold separately. In cases where we do not have VSOE of fair value for all delivered elements in the transaction (e.g., for licenses), the residual method is used such that the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software and the services cannot be segregated into separate units of accounting, we account for the software sales under SOP 97-2 and SOP 81-1 “Accounting for performance of construction-type and certain production-type contracts”. In the cases where SOP 81-1 is applied, we use the cost-to-cost method of percentage of completion. Under this method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs.
      In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, we apply the guidance of EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.
      Our sales arrangements do not provide a contractual right of return.
     Service Revenues
      Revenue from maintenance arrangements such as those typically sold with our live scan systems are recognized ratably over the term of the arrangements. Maintenance that is bundled with other elements is deferred based upon fair value of the maintenance services. Fair value is based on the renewal rate for continued maintenance arrangements.
      Revenue from installation services is recognized as the services are performed. Installation services that are bundled with other elements are deferred based upon fair value of the installation services.
      Revenue for our professional services offerings, including training and consulting services, and revenue for IIS which performs a service by capturing fingerprints for certain individuals where a back ground check is required as a condition of employment, is recognized as the services are delivered or performed.
     Reclassifications
      For fiscal year 2004 and 2003, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Consolidated Statements of Operations, including amortization related to our developed technology, patents and core technology intangible assets. For fiscal years 2004 and 2003, $4,672,000 and $4,702,000, respectively of amortization expense related to amortization of acquire intangible assets was reclassified into cost of product revenues. These reclassifications were made to conform with the presentation of expense related to amortization of acquired intangible assets in fiscal year 2005 and did not have any impact on the Company’s previously reported net loss for those years.
     Major Customers
      In fiscal years 2005, 2004 and 2003, we had one customer, the United States government, which accounted for 23%, 14% and 12% respectively, of total revenue. In fiscal year 2005, one federal government agency accounted for 13% of our total revenues for the year. In fiscal year 2004 and 2003, no single agency of the U.S. government accounted for more than 10% of total revenue. No other customer accounted for more than 10% of total revenue.

     Cash Equivalents and Marketable Securities
      Cash equivalents consist of highly liquid investments with remaining maturities of three months or less when purchased by the Company. Marketable securities are held as securities available for sale and are carried at their market value based on quoted market prices as of the balance sheet date. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains or losses are determined based on the specific identification method and are reflected in income. Net unrealized gains or losses are recorded directly in stockholders’ equity except those unrealized losses that are deemed to be other than temporary are reflected in income. We determine the appropriate classification of marketable securities at the time of purchase and revaluate such designation as of each balance sheet date.
     Restricted Cash
      Short term and long term restricted cash consists of cash balances held by a bank primarily in the form of deposits in a money market account for use as a guarantee for performance bonds and to secure letters of credit.
     Concentration of Credit Risk
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities, and accounts receivable. We place cash, cash equivalents, and marketable securities in a variety of financial instruments and, by policy, limit the amount of credit exposure by investing our excess cash and cash equivalents with major banks in money market accounts and by restricting investments in marketable securities to highly rated securities.
      We perform ongoing credit evaluations of our customers and provide for expected losses. We believe that any risk of material loss is reduced due to our substantial number of federal and state and local government customers.
     Trade Accounts Receivable
      Trade accounts receivable are initially recorded at fair value upon the sale of goods or services to customers. They are stated net of allowances for doubtful accounts which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for doubtful accounts, we take several factors into consideration including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in marketing and selling expense in our consolidated statements of operations.
     Suppliers
      Certain components and parts used in our products are procured from a single source or limited group of suppliers. We do not have long-term agreements with any of its suppliers. The failure of a supplier, including a sub-contractor, to deliver on schedule could delay or interrupt our delivery of products and thereby adversely affect our revenues and results of operations.
     Fair Value of Financial Instruments
      The carrying value of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities. We do not hold or issue financial instruments for trading purposes.
     Inventories
      Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out cost method) or market.

      We provide for obsolete, slow moving or excess inventories in the period when obsolescence or inventory in excess of expected demand is first identified. During the years ended June 30, 2005, 2004, and 2003, we physically disposed of $3,500,000, $768,000 and $2,924,000 respectively of inventory due to obsolescence. In fiscal year 2005, we made a concerted effort to physically dispose of those inventory items that were already fully reserved for and were no longer needed. As a result of this effort, the amount of inventory physically disposed of in fiscal year 2005 increased substantially when compared to prior years. The inventory obsolescence reserve was $2,231,000 and $4,170,000 at June 30, 2005 and 2004, respectively.
     Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method with the estimated useful lives of the assets ranging from two to ten years. The major asset classes and associated lives are as follows:

Class	Life

Tools and Dies	2 Years
Software	2 Years
Machinery and Equipment	3 Years
Furniture and Fixtures	10 Years
Capital Lease Equipment	Over the shorter of the term or useful life
Leasehold Improvements	Over the shorter of the term or useful life
      Depreciation of equipment held under capital leases and leasehold improvements are computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related equipment or improvements. Repair and maintenance costs are expensed as incurred. Depreciation expense from continuing operations was $1,243,000, $1,979,000 and $2,072,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
      We evaluate the recoverability of property and equipment and other long-lived assets, excluding goodwill if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. An impairment of long-lived assets is recognized in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. Such impairment would be measured as the excess of the carrying value of the asset(s) over their fair values.

Intangible Assets
      Acquired intangible assets include developed technology, service and maintenance agreements, patents and core technology, trade names and trademarks, order backlog and employee contracts. The acquired intangible assets are amortized over their estimated useful lives ranging from three months to four years (see Note 8). The amortization expense related to core technology, and developed technology is presented as a component of the cost of product revenues on our consolidated statement of operations with the remainder presented as amortization expense of acquired intangible assets. We review intangible assets for impairment if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The assessment for impairment of intangible assets requires us to make several estimates about fair value, many of which are based upon projected future cash flows.

Goodwill
      Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets of an acquired business. We perform a goodwill impairment assessment on an annual basis or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The impairment test entails comparing the carrying value of goodwill to the estimated fair value of the reporting unit to which the goodwill is assigned. There are a number of significant management assumptions and estimates inherent in estimating the fair value of the reporting unit including those used to estimate future cash flows and the appropriate discount rate that incorporates our cost of capital and the risk profile of the cash flows. Actual cash flows may be less than those we have estimated. A change in industry or market conditions or a downturn in our operations could result in a further impairment of goodwill.

Research and Development Costs
      Research and development costs are expensed when incurred.

Software Development Costs
      Certain software development costs incurred are capitalized after technological feasibility has been demonstrated. Technological feasibility is determined when planning, designing, coding and testing have been completed according to design specifications. The period of time between technological feasibility and general release of products to customers is generally extremely short. Commencing with product introduction, such capitalized amounts are amortized on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, we assign an estimated economic life of one to five years to capitalized software costs. Research and development expenditures are charged to research and development in the period incurred. At June 30, 2005 and 2004, the net book value of the capitalized software costs was zero.

Foreign Currency Translation
      Assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at the exchange rate in effect at the balance sheet date. Revenues, costs, and expenses are translated using the average exchange rate for the year. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income loss in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations, as incurred, and have not been significant for the periods presented.

Product Warranty
      We provide a warranty for manufacturing and material defects on all units sold. A reserve for warranty costs, based on our estimates utilizing projected costs to repair units, is recorded and periodically adjusted to reflect actual experience (see Note 17).

Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce tax assets to the amounts expected to be realized.

Stock-Based Compensation
      We account for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Additional disclosures on our stock plans are presented in Note 11. We account for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” and (“EITF”) 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling

Goods or Services”. As permitted by SFAS No. 123, we continue to measure compensation cost for the stock option plan using the intrinsic value method of accounting.
      Had we used the fair value method of accounting for our stock plans and charged compensation costs against operations over the vesting period, net loss and net loss per share for 2005, 2004 and 2003 would have been adjusted to the following pro forma amounts:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(in thousands)
Net Loss as reported	$(13,966)	$(18,542)	$(187,374)
Add: Employee stock-based compensation expense included in reported net loss	14	649	1,673
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(11,370)	(3,836)	(8,257)

Proforma net loss	$(25,322)	$(21,729)	$(193,958)

Basic and diluted net loss per share:
As Reported	$(0.16)	$(0.21)	$(2.20)
Proforma	$(0.29)	$(0.25)	$(2.28)
Shares	88,696	86,758	85,242
      The weighted average fair value at date of grant for options granted during fiscal years 2005, 2004 and 2003 was $4.10, $4.64 and $3.61 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended
	June 30,

	2005	2004	2003

Expected life (years)	4.96	5.51	4.59
Risk free interest rate	3.62%	4.00%	3.42%
Volatility	81%	88%	91%
Dividend yield	—%	—%	—%
      Our fair value calculations for employee’s stock purchase rights under the Employee Stock Purchase Plan (“ESPP”) were made using the Black-Scholes option-pricing model with weighted average assumptions based on the one-year purchase period of the ESPP. At June 30, 2005 and 2004 the ESPP was depleted of shares of common stock for issuance there under, and we have no plans to authorize or seek shareholder authorization for additional shares of common stock for issuance under the ESPP.
      On June 30, 2005, we accelerated the vesting on 2,299,956 stock options where the strike price of the stock options was above the market price of $5.03 per share at June 30, 2005. This action resulted in approximately $6,200,000 of additional stock-based compensation expense in the proforma disclosure above. This was done for the purposes of eliminating future compensation expense associated with the accelerated options upon our adoption of SFAS No. 123 (revised 2004), “Share-Based Payment.”

Comprehensive Loss and Accumulated Other Comprehensive Loss
      Comprehensive loss includes net loss and other comprehensive loss. Other comprehensive loss includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. Our comprehensive loss has been presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss. The components of accumulated other comprehensive loss are as follows:

	June 30,	June 30,
	2005	2004

	(In thousands)
Cumulative translation adjustment	$(151)	$(150)
Unrealized gain on marketable securities	—	6

Total accumulated other comprehensive loss	$(151)	$(144)

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
      Options and warrants to purchase 8,328,000, 7,213,910 and 9,082,522 shares of common stock were outstanding at June 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. Also 234,558 shares of convertible preferred stock were outstanding at June 30, 2003 and were convertible into 235,558 shares of common stock, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive. These shares were converted to common stock during the third quarter of fiscal year 2004.

Recent Accounting Pronouncements
      In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. Although Issue No. 04-10 was to be effective immediately, in November 2004, the EITF delayed the implementation of this issue in order to have its effective date coincide with the proposed FASB Staff Position (“FSP”), SFAS No. 131-a, which clarifies the meaning of similar economic characteristics. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. When effective, the adoption of this standard will require us to reexamine how segments are presented and will likely result in identifying our IIS subsidiary separately as a reportable segment. Currently, we have two reportable segments, Biometric systems and “other”. Our IIS business segment is currently presented along with our Legislative Demographic Services subsidiary as “other”.
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred beginning July 1, 2005. The adoption of the provisions of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R revised SFAS No. 123, and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for us as of our first quarter of fiscal year 2006 which begins on July 1, 2005. We expect that adoption of SFAS No. 123R will result in a significant charge for employee stock-based compensation and we are currently determining the estimate using the modified prospective method as prescribed by SFAS No. 123R. See the “Stock Based Compensation” discussion in Note 1 to the consolidated financial statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on our net loss and loss per common share for the twelve months ended June 30, 2005, 2004, and 2003 respectively.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.
Note 2 — Restatement of Fiscal Year 2004 Consolidated Financial Statements
      We have determined that our accounting for income taxes related to the income from the discontinued IPS operations in fiscal year 2004 included in previous filings with the U.S. Securities and Exchange Commission was incorrect. The income tax benefit created by the use of our net operating losses to offset the income from the sale of the discontinued IPS operations was previously recorded net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required by SFAS 109, Accounting for Income Taxes. The consolidated financial statements for the twelve months ended June 30, 2004 presented previously have been restated to correct the error resulting in increases of $2,000,000 in the income tax benefit related to continuing operations with an offsetting adjustment to increase the income tax provision related to discontinued operations as reflected in the table below. This adjustment had no impact on net loss, net cash used in operating activities or total stockholders’ equity as previously reported for the twelve month period ended June 30, 2004.

	Fiscal Year Ended
	June 30, 2004		Fiscal Year Ended
	(as previously		June 30, 2004
	reported)	Adjustments	(as restated)

Loss from continuing operations before income taxes	$(23,624)	$—	$(23,624)
Benefit (provision) for income taxes	(43)	2,000	1,957

Loss from continuing operations	(23,667)	2,000	(21,667)
Discontinued Operations:
Loss from discontinued IPS operations	(809)	—	(809)
Gain on sale of IPS, net of provision for income taxes	5,934	(2,000)	3,934

Income from discontinued operations	5,125	(2,000)	3,125

Net loss	$(18,542)	$—	$(18,542)

Basic and diluted loss per share:
Continuing operations	$(0.27)	$0.02	$(0.25)
Discontinued operations	0.06	(0.02)	0.04

Basic and diluted net loss per share	$(0.21)	$—	$(0.21)

Weighted average shares outstanding basic and diluted	86,758	—	86,758

Note 3 —	Acquisitions
      On February 23, 2004, we acquired the remaining 50% ownership of SIFC from Sylvan. SIFC is now known as IIS. We had previously held a 50% interest in this joint venture and accounted for its investment under the equity method of accounting. The complete results of operations of IIS have been included in our consolidated statement of operations since February 23, 2004. IIS provides services to corporations and government agencies whereby IIS captures fingerprints and transmits the data for applicant background checks. IIS maintains a network of Identix live scan systems at processing centers across the country where certified technicians process applicants. In consideration for Sylvan’s 50% interest in the joint venture, Identix paid Sylvan $875,000 in cash and paid acquisition costs of $50,000. At the date of acquisition, Identix had a negative investment in the joint venture of $235,000. The purchase price was allocated to other intangible assets of $840,000, goodwill of $268,000 and net liabilities of $418,000. The proforma impact of the IIS acquisition was not significant to our results of operations for the twelve months ended June 30, 2004.
      On March 10, 2004, we acquired certain technology from Delean Vision Worldwide Inc. (Delean). This transaction was accounted for as a purchase of assets. The technology acquired was biometric recognition algorithms known as skin texture analysis (STA) that allows a unique characteristic of the skin structure known as a “skinprint” to be used to identify individuals. In exchange for the technology and intellectual property rights, we issued to Delean 675,000 shares of our common stock with a value of $3,423,000. The purchase price was allocated to intangible assets. We also issued Delean a warrant with contingent future vesting rights to purchase up to 800,000 shares of our common stock at $4.70 per share. The warrant expires in March 2014 and vests based upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded as additional cost of the intangible assets at the time of vesting. As of June 30, 2005, none of the warrants issued to Delean had vested and no related expense had been recognized.

Note 4 —	Discontinued Operations (Restated)
      On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). In fiscal year 2004, we recognized income from discontinued operations of

$3,125,000 of which $3,934,000 is attributable to the gain on the sale of IPS and $809,000 is attributable to the loss on the IPS discontinued operations from July 1, 2003 to the date of the sale. The IPS operations are presented in our Consolidated Statements of Operations as discontinued operations for all periods presented. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of IPS, net of transaction costs of $1,042,000, in the Consolidated Statement of Cash Flows for the year ended June 30, 2004. The terms of the sale include the potential for additional future payments to us of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on our part to indemnify Alion against certain potential liabilities; including breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. As of June 30, 2005, there have been no claims under this indemnification agreement.
      The following table represents the summarized results for the discontinued operations:

	Fiscal Year Ended
	June 30,

	2004*	2003

	(In thousands)
Revenue	$20,078	$39,830
Cost of sales	17,550	35,023
Operating Expenses	3,337	8,241

Loss from discontinued IPS operations	$(809)	$(3,434)

*	This period reflects activity only through February 13, 2004, the date of disposition.
      The following table represents the components of the gain on sale of IPS net of provision for income taxes:

Fiscal Year Ended
June 30, 2004
Restated

(In thousands)
Gain on sale of IPS	$5,934
Provision for income taxes	(2,000)

Gain on sale of IPS net of provision for income taxes	$3,934

Note 5 —	Restructuring and Other
      Restructuring and other, net includes charges that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Fiscal Year Ended

	2005	2004	2003

	(In thousands)
Charges related to restructuring in actions initiated in 2002:
Severence and benefits	$—	$—	$2,283
Disposal of property and equipment	—	—	370
Lease exit costs	(620)	610	1,061
Internal merger costs and other	—	—	2,613
Severence costs	113	250	—
Employee agreement obligation	—	506	—
SIFC acquisition related	—	749	—

	$(507)	$2,115	$6,327

     2005 Restructuring Actions
      During the fourth quarter of fiscal year 2005,we recorded a charge of $113,000 in severance costs related to a reduction in our field service staff by approximately 10 employees. As of June 30, 2005, all 10 of the employees had been terminated and a severence related liability of $96,000 remained. We anticipate this liability being paid in the first quarter of fiscal year 2006.
     2004 Restructuring and Other Actions
      Restructuring and other charges recorded during the twelve months ended June 30, 2004 consisted of $506,000 related to payments made under the former Chairman of the Board’s employment agreement associated with his retirement in February 2004 and $749,000 for the value of shares of our common stock issued to certain former SIFC employees in connection with the acquisition of 100% of SIFC (See Note 3). In addition, we recorded a charge of $250,000 related to a reduction in force of 6% of the our workforce or approximately 30 employees in February 2004. As of June 30, 2004, all 30 of the employees had been terminated and all severance amounts had been paid.
     2002 Restructuring Program
     Severence and benefits
      In June 2002, in connection with our merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in an initial charge of $3,481,000 relating primarily to severence and fringe benefits. During the year ended June 30, 2003, we recorded an additional $2,283,000 in severance charges related to employees with extended terminations to assist in the integration. As of June 30, 2005, all of the employees severed in connection with the merger were terminated. The remaining liability as of June 30, 2005 of $108,000 represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
     Disposal of property and equipment
      In June 2002, we recorded a non-cash charge of $1,294,000 for a write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of our Los Gatos, California and Dublin, California facilities. During the year ended June 30, 2003, an additional charge of $370,000 was recorded related to the disposal of property and equipment.
     Lease exit costs
      In June 2002, we recorded a charge of $10,340,000 for the estimated cost to terminate or sublease two excess leased facilities in Northern California. The estimate was based on current comparable rates for leases in respective markets. During the twelve months ended June 30, 2003, an additional charge of $1,061,000 was made as an adjustment to the estimated sublease income related to our Northern California facilities. During the twelve months ended June 30, 2004, an additional charge of $610,000 was recorded related to lease exit costs associated with our Northern California facilities. The charges recorded in fiscal year 2003 and 2004 related to our Northern California facilities reflected updated assessments of what we would have recovered under the then current conditions of the Northern California real estate market.
      During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter, we believe the charge of $451,000 because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between the ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in the total cash payments for lease exit costs of $6,619,000 during the twelve months ended June 30, 2005.
     Internal merger costs and other
      During the years ended June 30, 2002 and 2003, we incurred internal merger related costs, including relocation fees, of $1,087,000 and $2,613,000, respectively, related to the merger with Visionics during the year ended June 30, 2002.
      The following table represents the activity associated with continuing operations related to the 2002 restructuring program:

	Total Charges
	from			Restructuring
	Continuing	Non-Cash	Cash	Liability as of
	Operations	Charges	Payments	June 30, 2005

	(In thousands)
Severance and benefits	$8,626	$900	$7,618	$108
Disposal of property and equipment	1,664	1,664	—	—
Lease exit costs	10,558	388	9,809	361
Internal merger costs and other	3,684	—	3,684	—

Total	$24,532	$2,952	$21,111	$469

      The following table represents a summary of activity related to the 2002 restructuring program that occurred between June 30, 2005 and June 30, 2004:

		Total Charges
	Restructuring	from		Restructuring
	Liability as of	Continuing		Liability as of
	June 30, 2004	Operations	Cash Payments	June 30, 2005

	(In thousands)
Severance and benefits	$120	$—	$12	$108
Lease exit costs	7,600	(620)	6,619	361

Total	$7,720	$(620)	$6,631	$469

      The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at June 30, 2005 is for the Dublin, California facility and will be paid out through March 2006. The remaining severance and benefits liability represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.

Note 6 —	Balance Sheet Detail

	June 30,

	2005	2004

	(In thousands)
Accounts receivable:
Commercial and other	$14,607	$11,669
United States Government	1,286	790
Other receivables	34	77
Less: allowance for doubtful accounts	(551)	(1,124)

	$15,376	$11,412

	June 30,

	2005	2004

	(In thousands)
Inventories:
Purchased parts and materials	$3,403	$1,620
Work-in-process	2,008	4,361
Finished goods, including spares	929	1,190

	$6,340	$7,171

Property and equipment:
Manufacturing, test and office equipment	$6,919	$5,632
Furniture and fixtures	795	1,284
Leasehold improvements	543	543

	8,257	7,459
Less: accumulated depreciation and amortization	(6,519)	(5,306)

	$1,738	$2,153

Other assets:
Deposits	$317	$152

	317	152

Accrued compensation:
Salary and wages	$1,525	$1,016
Severance	41	136
Benefits	2,116	1,724
Payroll taxes	212	72

	$3,894	$2,948

Other accrued liabilities
Lease exit costs	$361	$2,448
Warranty reserve	1,416	921
Customer deposits	798	781
Other accrued liabilities	1,059	842

	$3,634	$4,992

Other accrued liabilities — noncurrent
Lease exit costs	$—	$5,152
Severance	72	85
Other accrued liabilities	87	410

	$159	$5,647

Note 7 —	Line Of Credit
      Our existing line of credit was entered into on May 30, 2003 and renewed in October 2004. This line of credit provides for up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company and bear interest at the bank’s prime rate of interest, which was 6.01% at June 30, 2005. The line of credit expires on October 1, 2005. Until we generate a positive net income before income taxes for two consecutive fiscal quarters, we will be required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance will be given. In addition, all advances must be used for working capital. At June 30, 2005 and June 30, 2004 there were no amounts outstanding under this line of credit.
      The line of credit agreement contains financial, operating and reporting covenants that are not binding until we draw on the line of credit.

Note 8 —	Intangible Assets
      The Company’s intangible assets at June 30, 2005 and 2004 were comprised of the following:

	June 30, 2005			June 30, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)			(In thousands)
Acquired intangible assets:
Developed technology	$16,100	$(9,706)	$6,394	$16,100	$(6,484)	$9,616
Service/maintenance agreements	4,440	(2,103)	2,337	4,440	(1,287)	3,153
Patents/core technology	11,410	(6,803)	4,607	11,410	(5,895)	5,515
Tradename/ Trademark	500	(500)	—	500	(337)	163
Order backlog and employee contracts	300	(275)	25	300	(250)	50
Patents and licenses	204	(204)	—	204	(204)	—
Internal Capitalized software development costs	179	(179)	—	179	(179)	—

	$33,133	$(19,770)	$13,363	$33,133	$(14,636)	$18,497

      Amortization expense related to developed technology and patents/core technology are classified as cost of products revenue and was $4,130,000, $4,672,000 and $4,702,000 for fiscal year 2005, 2004 and 2003 respectively. Amortization expense related to all other categories of acquired intangible assets are classified as amortization expense on the statements of operations and was $1,005,000, $871,000 and $981,000 for fiscal years 2005, 2004 and 2003, respectively. Cumulative amortization expense for all categories of acquired intangible assets amounted to $5,135,000, $5,543,000 and $5,683,000, for the years ended June 30, 2005, 2004 and 2003, respectively.
      Estimated amortization expense of intangible assets for each of next five fiscal years is as follows (in thousand):

For year ended June 30, 2006	$4,929
For year ended June 30, 2007	$4,861
For year ended June 30, 2008	$1,567
For year ended June 30, 2009	$395
For year ended June 30, 2010	$345
Thereafter	$1,266

Total	$13,363

Note 9 —	Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we performed our annual assessments for goodwill impairment as of June 30, 2005 and 2004. The results of these impairment assessments indicated that the implied fair value of the goodwill was not less than its carrying value for fiscal year 2005 and 2004 and we concluded there were no impairments.

      As of June 30, 2003, we performed our annual assessment for goodwill impairment and we recorded a charge of $154,799,000 related to the impairment of goodwill associated with the merger of Visionics Corporation. The impairment charge affecting our Biometric systems segment was necessary because the implied fair value of the goodwill was less than its carrying value as a result of changes in the biometric market place during fiscal 2003.
      The change in the carrying amount of goodwill during the year ended June 30, 2004 resulted solely from the acquisition of 100% ownership of IIS. For the year ended June 30, 2003, the change in the carrying amount of goodwill resulted solely from the impairment of our goodwill and is as follows:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(In thousands)
Balance at the beginning of the year	$141,213	$140,945	$295,744
Acquisition of IIS	—	268	—
Impairment	—	—	(154,799)

Balance at the end of the year	$141,213	$141,213	$140,945

Note 10 —	Marketable Securities
      Our portfolio of marketable securities at June 30, 2005 and 2004 consists of the following:

	Fiscal Year Ended June 30, 2005

		Gross
		Unrealized
	Cost	Gains	Fair Value

	(In thousands)
U.S. government and agency obligations	$8,765	$—	8,765
Commercial Paper	988	—	988

	$9,753	$—	$9,753

	Fiscal Year Ended June 30, 2004

		Gross
		Unrealized
	Cost	Gains	Fair Value

	(In thousands)
U.S. government and agency obligations	$7,975	$—	7,975
Commercial Paper	991	—	991
Corporate Bonds	500	6	506

	$9,466	$6	$9,472

      At June 30, 2005 and 2004, our marketable securities were all classified as short term and had maturities within one year from the balance sheet date.

Note 11 —	Capital Stock
     Convertible Preferred Stock
      In July 2000, we entered into a Securities Purchase Agreement with Motorola, Inc. (“Motorola”), whereby we sold 234,558 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) at $15.99 per share, resulting in cash proceeds of $3,702,000, net of issuance costs. The sale of the Series A Preferred Stock was exempt from registration under applicable securities laws. However, Motorola demanded registration rights, which were effective beginning on January 7, 2001. In the third quarter of fiscal year 2004, Motorola converted the 234,558 shares of Series A Convertible Preferred Stock into 234,558 shares of common stock.

      In connection with the issuance of the Series A Preferred Stock, we also issued Motorola a warrant to purchase 187,647 shares of our common stock at $17.11 per share. The warrant was immediately exercisable and expires on July 7, 2005 which has since lapsed without any shares issued under the warrant.
     Employee Stock Options
      In February 2002, we adopted the Identix Incorporated 2002 Equity Incentive Plan (“2002 Plan”). Stockholders approved the 2002 Plan in June 2002. The 2002 Plan will expire in 2012. A total of 5,800,000 shares of the Company’s common stock were initially reserved for the issuance under the 2002 Plan. The 2002 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to our eligible employees and Non-employee directors and consultants. Options generally vest on an annual basis over a period of four years.
      In April 2000, we adopted the Identix Incorporated New Employee Stock Incentive Plan (“New Employee Plan”). The New Employee Plan will expire in 2010. In February 2001, the Company amended the New Employee Plan so that a total of 2,500,000 shares of our common stock were reserved for issuance under the New Employee Plan. Under the New Employee Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with us, provided such person is not employed by us at the time of the award. The New Employee Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible persons; provided, however, that only nonqualified stock options may be granted under the plan. Under the New Employee Plan, the term of any nonqualified stock option granted may not exceed 15 years. Options generally vest on an annual basis over a period of four years.
      In August 1995, our shareholders approved the Non-Employee Directors Stock Option Plan (“Directors Plan”), under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998, 2000 and 2002, the stockholders amended the Director’s Plan so that a total of 1,310,000 shares of our common stock were reserved for issuance under the Directors Plan.
      The Directors Plan provides that when a person who is not, and has not been in the preceding twelve months, an officer or an employee of Identix is elected or appointed a member of the Board, we will grant that person on the effective date of such election or appointment (i) a nonqualified stock option to purchase 30,000 shares of our common stock if less than six months have elapsed since the last annual meeting of stockholders or (ii) a nonqualified stock option to purchase 15,000 shares of common stock if at least six months have elapsed since the last annual meeting of stockholders. The Directors Plan, as currently in effect, further provides that on the first meeting of the Board immediately following the annual meeting of stockholders (even if held on the same day as the meeting of stockholders), we will grant to each non-employee director then in office a nonqualified stock option to purchase an additional 30,000 shares of our common stock.
      Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of our common stock on the date of the grant. Options vest quarterly over a one-year period from the date of grant.
      In July 1995, the stockholders approved the Identix Incorporated Equity Incentive Plan (“1995 Plan”). The 1995 Plan expired on July 5, 2005. In October 1997, 1998 and 2000, the stockholders amended the 1995 Plan so that a total of 4,700,000 shares of our common stock were reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors and consultants.
      Under the 1995 and 2002 Plans, the term of any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of our common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.

      In connection with the acquisition of Visionics, the Company has assumed Visionics’ stock option plans. At June 25, 2002, approximately 3,225,128 shares of the Company’s common stock were reserved for issuance under the assumed plans and the related options are included in the following table:

	Shares
	Available for	Options	Weighted
	Grant	Outstanding	Average Price

Balance as of June 30, 2002	6,403,239	9,354,440	$7.61
Shares reserved upon adoption of amendment to Director’s Plan	450,000	—
Options granted	(2,008,118)	2,008,118	$4.66
Options exercised	—	(779,221)	$2.77
Options canceled	2,323,673	(2,323,673)	$10.10

Balance as of June 30, 2003	7,168,794	8,259,664	$6.62
Options granted	(1,450,023)	1,450,023	$5.69
Options exercised	—	(1,192,729)	$4.29
Options canceled	2,162,648	(2,162,648)	$8.55

Balance as of June 30, 2004	7,881,419	6,354,310	$6.21
Options granted	(1,668,870)	1,668,870	$6.14
Options exercised		(441,673)	$4.35
Options canceled	491,403	(522,826)	$9.14

Balance as of June 30, 2005	6,703,952	7,058,681	$6.09

      On June 30, 2005, we accelerated the vesting of 2,299,956 stock options where the strike price of the stock options was above the market price of $5.03 per share at June 30, 2005. This was done for the purposes of eliminating future compensation expense associated with the accelerated options upon our adoption of SFAS No. 123R.
      During fiscal year 2005 and 2004, we recognized $18,000 and $39,000 of stock option expense related to 7,000 options that were granted consultants during each year. During fiscal year 2005, 2004 and 2003, we recognized expense of $14,000 $649,000 and $1,673,000 primarily as a result of amortization of the intrinsic value of the employee stock options assumed in the Visionics merger.
      The following table summarizes options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining Life	Exercise		Exercise
Range of Exercise Prices	Number	(in Years)	Price	Number	Price

$0.51-$1.01	370,470	4.52	$0.81	370,470	$0.81
$1.01-$3.35	304,444	2.31	2.59	304,444	2.59
$3.35-$4.45	674,718	6.07	4.21	426,227	4.16
$4.45-$4.88	738,366	7.50	4.75	367,430	4.73
$4.88-$5.27	710,539	7.85	5.24	710,539	5.24
$5.27-$6.19	2,123,790	8.50	5.81	2,123,790	5.81
$6.19-$7.95	1,198,503	7.55	7.10	1,116,003	7.09
$7.95-$11.32	607,747	3.62	10.30	607,747	10.30
$11.32-$14.97	295,104	4.94	14.08	295,104	14.08
$16.38	35,000	5.01	16.38	35,000	16.38

	7,058,681	6.87	$6.09	6,356,754	$6.22

Employee Stock Purchase Plan
      On October 30, 1998, we adopted (“the ESPP”), through which qualified employees may participate in stock ownership. The cost of each share purchased was 85% of the lower of the closing prices for common stock on: (i) the first trading day in the enrollment period in which the purchase is made, and (ii) June 30 and December 31 purchase date. Pursuant to the ESPP, 127,170, shares were issued at a weighted average price of $4.39 per share during fiscal year 2003. At June 30, 2005 and 2004 the ESPP was depleted of shares of common stock for issuance thereunder, and we have no current plans to authorize or seek shareholder authorization for additional shares of common stock for issuance under the ESPP.

Defined Contribution Plan
      We have a retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby an eligible employee may contribute a portion of their earnings, not to exceed annual amounts allowable under the Code. In addition, we may also make contributions at the discretion of the Board of Directors. For the years ended June 30, 2005, 2004 and 2003, we provided for matching contributions in our common stock totaling $615,000, $605,000 and $538,000, respectively.

Warrants
      We acquired certain technology from Delean on March 10, 2004 (see Note 3). In exchange for the technology and intellectual property rights of Delean, we issued 675,000 shares of Identix common stock and a warrant with contingent future vesting rights in favor of Delean to purchase up to 800,000 shares of Identix common stock at $4.70 per share. The warrant vests upon the successful issuance of certain patents with the US government related to the technology acquired from Delean. The fair value of any warrants which vest will be recorded as additional cost of the intangible assets at the time of vesting. As of June 30, 2005, these warrants had not vested nor had any expense related to these warrant been recorded.
      In connection with our merger with Visionics, all warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into warrants to purchase 635,211 shares of our common stock. The warrants to purchase 410,860, 142,344 and 82,007 shares of common stock had per share exercise prices ranging from $1.24 to $1.40, from $4.22 to $5.82 and from $9.83 to $12.55, respectively. All the warrants issued were immediately exercisable. In fiscal years 2004 and 2003, warrants to purchase 282,581 and 121,561 were exercised for total proceeds of $383,000 and $151,000 respectively. Of the remaining warrants to purchase 224,351 shares of our common stock at June 30, 2005, 142,344 expire in June 2006 and are exercisable for prices from $4.22 to $5.82, and 82,007 shares expire in October 2006 and have exercise prices between $9.83 and $12.55.
      In connection with the private placement of our common stock in July 1999, we issued to the investors warrants to purchase 905,798 shares of common stock for $11.33 per share until January 1, 2001 and an additional 362,319 shares at $11.18 per share until July 1, 2004. The Company also issued a fully exercisable warrant on July 1, 1999 to purchase 33,186 shares of common stock for $10.85 per share to the broker who arranged the private placement. In April 2000, warrants to purchase 905,798 of the Company’s common shares at $11.33 per share were exercised. The Company received net cash proceeds of $10,263,000. The warrant to purchase 362,319 shares expired on July 1, 2004 such that no warrants remained outstanding as of June 30, 2005.
      In connection with the private placement of our Series A Convertible Preferred Stock in fiscal year 2001, we issued to the investor a warrant to purchase 187,647 shares of the Company’s common stock at $17.11 per share. The warrant was immediately exercisable. We determined the fair value of the warrant using the Black-Scholes option pricing model and, based on the net cash proceeds received from the sales of Series A Preferred Stock the relative fair value of the warrant totaled $1,259,000. The warrants expired unexercised on July 7, 2005.

Note 12 —	Related Party Transactions
      A former member of our Board of Directors presently serves as chairman of the board of, and owns 38% of Integrated Manufacturing Solutions, Inc., (“IMS”), a manufacturer of integrated circuit boards that provides manufacturing services for Identix. IMS billed us approximately $82,000 in fiscal 2003 and there were no amounts outstanding to IMS at June 30, 2005 and 2004.
Note 13 — Income Taxes (Restated)
      The following is a reconciliation between the statutory federal income tax rate and the provision for income taxes related to continuing operations:

	Fiscal Year Ended June 30,

		2004
	2005	Restated	2003

	(In thousands)
Federal tax at statutory rate	$(4,873)	$(6,489)	$(65,418)
State tax, net of federal benefit	(301)	(1,119)	632
Tax benefit from discontinued operations (see note below)	—	(2,000)	—
Stock-based compensation	5	239	647
Gain on sale of subsidiary	—	667	—
Goodwill impairment	—	—	54,180
Change in valuation allowance	5,152	6,544	10,348
Other	59	201	(209)

	$42	$(1,957)	$180

      As further described in Note 2, we recorded a deferred income tax benefit of $2,000,000 in fiscal year 2004 in our continuing operations which was created by the use of our net operating losses to offset the income from the sale of the discontinued IPS operations in fiscal year 2004 (see Note 4).
      Deferred tax assets (liabilities) comprise the following:

	June 30,

	2005	2004

	(In thousands)
Net operating loss carryforwards	$78,837	$74,616
Restructuring reserves and basis differences	2,302	6,438
Accounts receivable and related allowances	215	617
Deferred revenue	551	322
Tax credit carryforward	2,786	2,786
Other	77	664

Gross deferred tax assets	84,768	85,443
Valuation allowance	(81,077)	(77,702)

Net deferred assets	3,691	7,741

Unbilled accounts receivable	—	(2,195)
Acquired intangibles	(3,691)	(5,546)

Gross deferred tax liabilities	(3,691)	(7,741)

Total net deferred tax asset	$—	$—

      We have a valuation allowance of $81,077,000 as of June 30, 2005. Based upon the results of the current and other recent year operations, we projected operating results, and all other available objective information, we do not believe it is more likely than not that sufficient future taxable income will be generated to realize all of the net deferred tax assets. Included in the valuation allowance as of June 30, 2005 and 2004 are tax benefits attributable to non-compensatory stock options of $5,338,000 and $4,890,000, respectively, which may be, if realized, credited to additional paid-in-capital.
      We have a federal net operating loss carry forwards of approximately $213,000,000 as of June 30, 2005 available to reduce future taxable income. As of June 30, 2005 we have state net operating loss carry forwards of approximately $26,000,000. These carry forwards began to expire in 2004 and will continue to expire through 2026. For federal and state tax purposes, our net operating loss carry forwards may be subject to certain limitations on annual utilization in the event of changes in ownership, as defined by federal and state law.
      As of June 30, 2005 and 2004, we have federal research and experimentation credit carry forwards of approximately $2,490,000 for both periods which begin to expire in 2006 and will continue to expire through 2026. We also have state research and experimentation tax credit carry forwards of approximately $296,000 as of June 30, 2005, which will be carried forward indefinitely.

Note 14 —	Reportable Segment Data
      Our reportable segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	Fiscal Year Ended June 30,

	2005	2004	2003

	(In thousands)
Total revenues:
Biometric systems	$65,055	$50,054	$48,658
Other	8,777	5,145	4,026

	$73,832	$55,199	$52,684

Depreciation and amortization
Biometric systems	$5,885	$7,258	$7,803
Other(1)	493	564	477

	$6,378	$7,822	$8,280

Interest and other income (expense), net:
Biometric systems	$1,041	$1,151	$1,834
Other	593	2	—

	$1,634	$1,153	$1,834

Capital expenditures:
Biometric systems	$573	$969	$1,313
Other(2)	274	40	80

	$847	$1,009	$1,393

Loss from operations:
Biometric systems	$(15,473)	$(24,349)	$(185,574)
Other	(85)	(126)	265

	$(15,558)	$(24,475)	$(185,309)

	June 30,	June 30,
	2005	2004

	(In thousands)
Goodwill:
Biometric systems	$140,945	$140,945
Other	268	268

	$141,213	$141,213

	June 30,	June 30,
	2005	2004

	(In thousands)
Assets:
Biometric systems	$208,442	$226,047
Other	6,613	2,780

	$215,055	$228,827

(1)	Includes identifiable expense classified as discontinued operations of $300,000 and $525,000 for the years ended June 30, 2004 and 2003 respectively.

(2)	Includes identifiable expenditures from discontinued operations of $40,000 and $13,000 for the years ended June 30, 2004 and 2003 respectively.

Note 15 —	Foreign Operations Data
      In geographical reporting, revenues and identifiable assets are attributed to the geographical location of the sales and service organizations:

	Fiscal Year Ended June 30,

	2005	2004	2003

	(In thousands)
Total revenues:
United States	$65,140	$48,334	$47,759
International	8,692	6,865	4,925

	$73,832	$55,199	$52,684

	June 30,	June 30,
	2005	2004

	(In thousands)
*Identifiable long lived assets:
United States	$1,712	$2,088
International	26	65

	$1,738	$2,153

*	Long lived assets consist of property and equipment.
Note 16 — Commitments and Contingencies
     Leases
      We currently occupy our headquarters under a lease that expires in March 2008, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space for our sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes. We also leases approximately 12,200 square feet in Fairfax, Virginia for certain operations including a portion of the Identix sales force with a lease expiring in February 2009. We continue to lease space in Dublin California which is unoccupied and partially sublet which expires in March 2006.
      Future net minimum lease payments for operating leases are as follows (in thousands):

		Unoccupied
	Occupied	or Sublet	Total

Periods or Fiscal Years Ending June 30:
2006	$1,813	$361	$2,174
2007	1,600	—	1,600
2008	1,309	—	1,309
2009	358	—	358

Total	$5,080	$361	$5,441

      Rent expense is recorded as incurred over the term of the individual lease. Total rental expense from continuing operations under operating leases, net of sublease income, was $1,994,000, $1,815,000, and $2,150,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
Legal Matters
      In February 2003, Roger Benson filed a lawsuit against Identix and certain of our affiliated entities in California Superior Court alleging that in 1998 he was issued a duplicate electronic fingerprint number that was also held by a convicted felon. The complaint alleged that a live scan fingerprint imaging machine manufactured by one of the defendants contributed to the misidentification of Mr. Benson. In February 2005, Mr. Benson voluntarily dismissed his entire case against all of the defendants. The voluntary dismissal followed Identix’ successful motion for and award of immaterial monetary sanctions against each of Mr. Benson and his attorney.
      In July 2004, Miguel and Lilia Espinoza filed a purported class action lawsuit against Identix and certain of our affiliated entities in the State of Oregon. Mr. Espinoza claimed he was misidentified as a convicted felon and that his misidentification resulted from the issuance to him of a duplicate fingerprint identification number generated by a live scan system manufactured by one of the defendants. The entities affiliated with Identix were dismissed from the action by court order. Thereafter we filed a motion for summary judgment on the merits. In June 2005, the U.S. District Court adopted a prior ruling by a U.S. Magistrate Judge and granted summary judgment in our favor. The time period for an appeal by the plaintiff has lapsed without any appearance by the plaintiff.

Note 17 —	Indemnification Arrangements and Product Warranties
      The terms of the sale of IPS (see Note 4) include an obligation on our part to indemnify Alion against certain potential liabilities, including for breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.
      From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of June 30, 2005 and 2004, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.
      We offer a warranty on various products and services. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim.
      We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim.
      The following table presents changes in our warranty liability for fiscal years 2005 and 2004 respectively:

	As of June 30,	As of June 30,	As of June 30,
	2005	2004	2003

	(In thousands)
Balance at beginning of year	$921	$374	$306
Warranty Expense	1,768	1,121	285
Closed Warranty Claims	(1,273)	(574)	(217)

Balance at end of year	$1,416	$921	$374

Note 18 —	Quarterly Consolidated Financial Data (Unaudited)
      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended June 30, 2005. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the unaudited quarterly results. Our statement of operations data for all periods presented for fiscal year 2004 reflects the classification of IPS as discontinued operations (see Note 4).
      In thousands, except share and per share amounts:

	Quarters Ended

	September 30,	December 31,	March 31,	June 30,
	2004	2004	2005	2005	Total

Revenues	$16,623	$18,558	$20,252	$18,399	$73,832
Gross profit	3,899	4,830	6,794	4,783	20,306
Loss from continuing operations	(4,833)	(2,765)	(1,925)	(4,443)	(13,966)
Net loss	$(4,833)	$(2,765)	$(1,925)	$(4,443)	$(13,966)
Basic and diluted loss per share, continuing operations	$(0.05)	$(0.03)	$(0.02)	$(0.05)	$(0.16)
Basic and diluted net loss per share,	$(0.05)	$(0.03)	$(0.02)	$(0.05)	$(0.16)
Weighted average common shares used in basic and diluted loss per share computation	88,439	88,591	88,834	88,927	88,696

	Quarters Ended

			March 31,	June 30,
	September 30,	December 31,	2004	2004
	2003	2003	Restated(1)	Restated(1)	Total

Revenues	$12,467	$12,056	$14,491	$16,185	$55,199
Gross profit	3,656	3,189	1,812	4,210	12,867
Loss from continuing operations	(4,934)	(5,522)	(6,817)	(4,394)	(21,667)
Discontinued operations	278	(37)	2,884	—	3,125
Net loss	$(4,656)	$(5,559)	$(3,933)	$(4,394)	$(18,542)
Basic and diluted loss per share, continuing operations	$(0.06)	$(0.06)	$(0.08)	$(0.05)	$(0.25)
Basic and diluted income (loss) per share, discontinued operations	$—	$—	$0.04	$—	$0.04
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.04)	$(0.05)	$(0.21)
Weighted average common shares used in basic and diluted loss per share computation	86,015	86,143	86,645	88,242	86,758

(1)	See discussion of the restatement in Note 2. The impact of the restatement on the interim financial statements includes an increase in our net loss as previously reported in our Consolidated Statements of Operations for the three and nine month periods ended March 31, 2004 by $400,000 or $0.01 per basic and diluted share and our net loss for the fourth quarter ended June 30, 2004 was reduced by $400,000 or $0.01 per basic and dilute share due to the manner in which the income tax benefit related to continuing operations is allocated between the third and fourth quarters of fiscal year 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms.
      Our chief executive officer and chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2005. In connection with the restatement of our fiscal year 2004 consolidated financial statements which had no impact on net loss, net cash provided by operating activities or total stockholders’ equity as previously reported for the twelve month period ended June 30, 2004, and as described in Note 2 to our consolidated financial statements, management determined there was a material weakness in our internal control over financial reporting as of June 30, 2004 with respect to the proper allocation of our income tax provision (benefit) among loss from continuing operations and income from discontinued operations as more fully described below in “Management’s Report on Internal Control Over Financial Reporting.” In addition, because the error with respect to the proper allocation of our income tax provision (benefit) between loss from continuing operations and income from discontinued operations that resulted in the restatement of our consolidated statement of operations for the year ended June 30, 2004, and our unaudited consolidated statements of operations for the three and nine month periods ended March 31, 2004 was not discovered until subsequent to June 30, 2005, we were not able to remediate the ineffective controls over the accounting for income taxes, including monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinued operations by June 30, 2005. Accordingly, based on the evaluation and solely because of such material weakness, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005. In making the assessment, management used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, we did not maintain effective controls to ensure the proper allocation of our income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Specifically, we did not have effective controls in place to properly allocate and report the deferred income tax provision (benefit) arising from the sale of a subsidiary between continuing and discontinued operations. In addition, management did not maintain effective monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinued operations. This control deficiency resulted in the restatement of our consolidated financial statements for the year ended June 30, 2004, and in our unaudited consolidated financial statements for the three and nine month periods ended March 31, 2004. Additionally, this control deficiency could result in the misstatement of the income tax provision (benefit), loss from continuing operations, and income from discontinued operations that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
      In our Form 10-Q for the period ended March 31, 2005 we concluded that the Company did not maintain effective controls over the completeness and accuracy of its revenue related to complex transactions with multiple elements. In order to remediate the material weakness, the Company took steps to improve its internal control over financial reporting during the quarter ended June 30, 2005. The steps taken to remediate this material weakness included the following:

•	Reinforcing the communication around an already existing control requiring that all sales representative sign a representation letter indicating that there are no side arrangements that the sales personnel are aware of, and

•	For all revenue transactions meeting a quantitative threshold or including terms such as multiple element arrangements, a representative from the accounting department interviewed the sales representatives and member of management that was at least one level above the sales representative to ensure that our finance department was aware of all elements of the transaction that may affect revenue recognition, and we instituted a policy that requires that the revenue recognition methodology is documented and subsequently approved by our Chief Financial Officer.
      Except for the items discussed above, there were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Remediation of Material Weakness
      Given the recent discovery of the error discussed above in “Management’s Report on Internal Control Over Financial Reporting”, we have just begun to address our material weakness in internal control over financial reporting with respect to the accounting for income taxes, including monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinuing operations. In connection with the preparation of our first quarter financial statements of fiscal year 2006, we will implement a more in-depth and comprehensive process regarding the accounting for income taxes, including a review by an additional level of management. In addition, we will implement a more robust process related to the income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions of businesses or assets or dispositions of businesses or assets.

Item 9B.	Other Information
None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the information with respect to the directors and the audit committee financial expert are incorporated by reference to the information set forth under the caption “Election of Directors” and “Board Meetings and Committees” in the proxy statement to be used in connection with the 2005 Annual Meeting of the Stockholders (the “Proxy Statement”).
      We have adopted a code of ethics that applies all employees including our principal executive officer, and principal financial officer. This code of ethics is available on our website at http://www.identix.com.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table gives information about the our common stock that maybe issued upon the exercise of options under all of our existing equity compensation plans as of June 30, 2005, including the 1992 plan, 1995 plan, new employee plan (2000), non-employee director’s plan, IDT holding plan, 2002 plan, VSNX-1990, VSNX 1998, NJ SIP-plan. Our shareholders have approved all of the compensation plans listed below other than the new employee plan (2000).

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	under the Equity Compensation
Equity Compensation plans Approved	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
by Shareholders	Warrants and Rights	Warrants and Rights	Reflected in the First Column)

1995 Plan	2,355,252	$6.23	75,527
Non-Employee Director’s Plan	792,500	$6.74	317,500
2002 Plan	966,225	$6.09	4,807,274
VSNX-1990	74,469	$1.94	—
VSNX-1998	1,136,031	$7.12	424,715
NJ SIP-Plan	362,188	$0.80	57,319

Equity Compensation Plans not
Approved by Shareholders

New Employee Plan-2000	1,372,016	$6.26	1,021,617

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is incorporated by reference to the information set forth under the caption “Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1 Financial Statements.
      The information required by this Item appears in Item 8 of this Annual Report on Form 10-K.
      (a) 2 Financial Statement Schedules
      Schedule II — Valuation and Qualifying Accounts and Reserves
      (a) 3 Exhibits.

Exhibit
Number	Description

2.0	Agreement and Plan of Merger dated as of February 22, 2002 by and among Identix, Visionics Corporation and Viper Acquisition Corporation (incorporated by reference to the February 22, 2002 Form 8-K)
3.1	Certificate of Incorporation (incorporated by reference to the December 16, 1998 Form 8-K)
3.2	Amended and Restated Bylaws (incorporated by reference to the May 15, 2002 Form 10-Q)
4.1	Registration Rights Agreement dated June 30, 1999 (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.2	Form of Series I Warrant (incorporated by reference to the registration statement on Form S-3, no. 333-82239, filed July 2, 1999)
4.3	Warrant dated June 29, 2001 between Visionics Corporation and Morgan Keegan, Inc. (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.4	Warrant dated October 11, 2001 between Visionics Corporation and Morgan Keegan & Company, Inc. (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.5	Warrant dated October 24, 2001 between Visionics Corporation and Thomas Pierce (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.6	Form of Warrant dated January 8, 1999 (incorporated by reference to the post-effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.7	Form of Warrant dated June 28, 2001 (incorporated by reference to the post effective amendment no. 1 to the registration statement on Form S-4, no. 333-84428, filed September 5, 2002)
4.8	Securities Purchase Agreement between Identix and Motorola, Inc., dated July 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.9	Certificate of Designation of Series A Preferred Stock of Identix (incorporated by reference to the September 26, 2000 Form 10-K)
4.10	Information and Registration Rights Agreement between Identix and Motorola, Inc., dated July 7, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.11	Warrant to Purchase 187,647 Shares of Identix Common Stock, dated July 6, 2000 (incorporated by reference to the September 26, 2000 Form 10-K)
4.12	Common Stock Purchase Agreement between Identix and VeriSign Capital Management, Inc., dated December 22, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
4.13	Share Purchase Agreement between Identix and State of Wisconsin Investment Board, dated, June 11, 2001 (incorporated by reference to the registration statement on Form S-3, no. 333-63306, filed June 19, 2001)
4.14	Form of Common Stock Purchase Agreement dated November 30, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)

Exhibit
Number	Description

10.1	Identix 1983 Incentive Stock Option Plan and form of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement no. 29-95551)
10.2	ANADAC 1984 Incentive Stock Option Plan and forms of Incentive Stock Option Agreement and Non-Statutory Stock Option Agreement (incorporated by reference to Identix’ registration statement 33-55074)
10.3	Identix 1992 Employee Stock Option Plan, and forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the registration statement on Form S-8, no. 333-77803, filed May 5, 1999)
10.4	Amendment to Identix 1992 Employee Stock Option Plan, dated June 18, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.5	Second Amendment to Identix 1992 Employee Stock Option Plan, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.6	Identix 1995 Equity Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.7	Identix 1995 Non-employee Directors Stock Option Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.8	Identix New Employee Stock Incentive Plan, as amended June 18, 2001 and January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.9	Identix 2002 Equity Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.10	Visionics Corporation 1990 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.11	Visionics Corporation 1998 Stock Option Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.12	Visionics Corporation Stock Incentive Plan (incorporated by reference to the registration statement on Form S-8, no. 333-91858, filed July 7, 2002)
10.13	Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.14	Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to the registration statement on Form S-8, no. 333-69141, filed December 17, 1998)
10.15	Subcontract between ANADAC and Advanced Engineering and Research Associates, Inc., dated August 25, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.16	Deed of Lease between Brit Limited Partnership and Anadac, Inc. dated September 28, 2000 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.17	Standard Industrial Commercial Multi-Tenant Lease between Identix and Vasona Business Park, dated December 8, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.18	Office Building Lease between Identix and Pacific Gulf Properties Inc., dated July 19, 2000, as amended December 12, 2000 (incorporated by reference to the September 28, 2001 Form 10-K)
10.19	Office Lease between ANADAC and Federal Center Limited Partnership dated April 2, 1999, as amended December 1, 1999 and April 11, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.20	Lease for the Minnetonka, Minnesota premises dated November 7, 1989 (incorporated by reference to Visionics Corporation’s registration statement on Form S-18, no. 33-36939C, dated December 6, 1990)
10.21	Amendment to Lease for the Minnetonka, Minnesota premises dated March 11, 1996 (incorporated by reference to Visionics Corporation’s December 23, 1997 Form 10-K)
10.22	Compensation Continuation Agreement between Identix and James P. Scullion, dated January 5, 2000 (incorporated by reference to the March 31, 2000 Form 10-Q)

Exhibit
Number	Description

10.23	Amendment No. 1 to Compensation Continuation Agreement between Identix and James P. Scullion, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.24	Amendment No. 2 to Compensation Continuation Agreement between Identix and James P. Scullion, dated January 29, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.25	Form of Separation Agreement and Release between Identix and James P. Scullion (incorporated by reference to registration statement of Form S-4, no. 333-84428, filed May 15, 2002)
10.26	Employment Agreement between Identix and Oscar Pieper, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.27	Employment Agreement between Identix and Grant Evans, dated April 26, 1999 (incorporated by reference to the November 26, 2000 Form 10-Q)
10.28	Amendment No. 1 to Employment Agreement between Identix and Grant Evans, dated August 22, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.29	Amendment No. 2 to Employment Agreement between Identix and Grant Evans, dated October 25, 2001 (incorporated by reference to the February 14, 2002 Form 10-Q)
10.30	Compensation Agreement between ANADAC and Paul J. Bulger, dated May 11, 1999 (incorporated by reference to the September 28, 2001 Form 10-K)
10.31	Employment Agreement between Identix and Daniel H. Dellegrotti, dated June 21, 2001 (incorporated by reference to the September 28, 2001 Form 10-K)
10.32	Employment Agreement between Identix and Robert McCashin, dated October 19, 2000 and Option Agreement between Identix and Robert McCashin, dated October 19, 2000 (incorporated by reference to the February 14, 2001 Form 10-Q)
10.33	Amendment No. 1 to Employment Agreement between Identix and Robert McCashin, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.34	Form of Amendment No. 2 to Employment Agreement between Identix and Robert McCashin (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.35	Employment Agreement between Identix and Erik E. Prusch, dated April 2, 2001 (incorporated by reference to the March 5, 2001 Form 10-Q)
10.36	Amendment No. 1 to Employment Agreement between Identix and Erik E. Prusch, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.37	Secured Promissory Note dated October 5, 2001 by Erik E. Prusch in favor of Identix (incorporated by reference to the February 14, 2002 Form 10-Q)
10.38	Second Deed of Trust and Assignment of Rents dated October 5, 2001 between Erik E. Prusch, as Trustor, and Identix, as Beneficiary (incorporated by reference to the February 14, 2002 Form 10-Q)
10.39	Form of Indemnification Agreement between Identix and certain of its officers (incorporated by reference to the November 26, 2000 Form 10-Q)
10.40	Employment Agreement between Identix and Mark S. Molina, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.41	Employment Agreement between Identix and Linda J. Howard, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.42	Employment Agreement between Identix and Sunday Lewis, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.43	Employment Agreement between Identix and Valerie J. Lyons, dated August 22, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.44	Form of Separation Agreement and Release between Identix and Valerie J. Lyons
10.45	Form of Employment Agreement between Identix and Joseph J. Atick (incorporated by reference to the registration statement on Form S-4, no. 333-84428, filed April 25, 2002)
10.46	Loan and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)

Exhibit
Number	Description

10.47	Streamline Facility Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.48	Collateral Assignment, Patent Mortgage and Security Agreement between Identix and Silicon Valley Bank, dated September 26, 2001 (incorporated by reference to the November 14, 2001 Form 10-Q)
10.49	Amendment to Loan Documents dated March 28, 2002 (incorporated by reference to the May 15, 2002 Form 10-Q)
10.50	Loan Agreement dated November 19, 2000 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s December 8, 2000 Form 10-K)
10.51	Change in Terms Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.52	Business Loan Agreement dated December 19, 2001 between Visionics Corporation and Associated Bank Minnesota (incorporated by reference to Visionics Corporation’s February 14, 2002 Form 10-Q)
10.53	Line of Credit Agreement dated May 30, 2003 between Identix Corporation and Associated Bank Minnesota (incorporated by reference to the September 12, 2003 Form 10-K)
10.54	Employment Agreement between Identix and James H. Moar, dated as of April 14, 2003 (incorporated by reference to the September 12, 2003 Form 10-K)
10.55	Employment agreement between Identix and Linda Howard, dated August 22, 2003(incorporated by reference to the November 14, 2004 Form 10-Q)
10.56	Indemnification Agreement (incorporated by reference to the February 12, 2004 Form 10-Q)
10.57	IPS Stock Purchase Agreement (incorporated by reference to the May 17, 2004 Form 10-Q)
10.58	LLC Membership Interest Transfer Agreement (incorporated by reference to the May 17, 2004 Form 10-Q)
10.59	Asset Purchase Agreement (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 (333-113935) filed March 25, 2004)
10.60	Employment Agreement between Identix and Elissa J. Lindsoe, dated as of June 21, 2004
10.61	Amendment No. 2 to Employment Agreement between Identix and Mark s. Molina, dated August 22, 2001
21.1	Subsidiaries of Identix
23.1	Consent of Independent Registered Public Accounting Firm
31.1	302 Certification by the Chief Executive Officer
31.2	302 Certification by the Chief Financial Officer
32	906 Certifications

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on the 13th day of September 2005.

Identix Incorporated

By:	/s/ Joseph J. Atick

Joseph J. Atick
Chief Executive Officer and Director
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph J. Atick and Mark S. Molina, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to the Annual Report for the fiscal year ended June 30, 2005 on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph J. Atick Joseph J. Atick	President and Chief Executive Officer (Chief Executive Officer)	September 13, 2005

/s/ Elissa J. Lindsoe Elissa J. Lindsoe	Chief Financial Officer (Chief Financial and Accounting Officer)	September 13, 2005

/s/ Milton E. Cooper Milton E. Cooper	Chairman	September 13, 2005

/s/ Malcolm J. Gudis Malcom J. Gudis	Director	September 13, 2005

/s/ John E. Haugo John E. Haugo	Director	September 13, 2005

/s/ John E. Lawler John E. Lawler	Director	September 13, 2005

/s/ George Latimer George Latimer	Director	September 13, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders of Identix Incorporated:
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 13, 2005 appearing in this Annual Report on Form 10-K of Identix Incorporated also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 13, 2005

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to
	Beginning of	Costs and			Balance at
Description	Period	Expenses	Deductions		End of Period

	(in thousands)
Allowance for Doubtful Accounts:
Year ended June 30, 2003	$2,694	$801	$469		$3,026
Year ended June 30, 2004	$3,026	$(539)	$1,363	(a)	$1,124
Year ended June 30, 2005	$1,124	$(32)	$541		$551
Inventory Reserve:
Year ended June 30, 2003	$1,955	$2,344	$2,924		$1,375
Year ended June 30, 2004	$1,375	$3,563	$768		$4,170
Year ended June 30, 2005	$4,170	$1,561	$3,500		$2,231

(a)	Included in deductions for the year ended June 30, 2004, is $457,000 related to the disposal of IPS.