Form 10-Q
period 2005-09-30
IDENTIX INC
filed 2005-11-07
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005 or

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
Registrant’s telephone number, including area code: (952) 932-0888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
89,059,118 shares of Common Stock
as of October 31, 2005

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per amounts)
(Unaudited)

	September 30,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,561	$22,445
Marketable securities	9,720	9,753
Restricted cash	2,649	2,649
Accounts receivable, net	19,792	15,376
Inventories	6,661	6,340
Prepaid expenses and other assets	891	928

Total current assets	60,274	57,491
Restricted cash	933	933
Property and equipment, net	1,879	1,738
Goodwill	141,213	141,213
Acquired intangible assets, net	12,423	13,363
Other assets	296	317

Total assets	$217,018	$215,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,282	$6,597
Accrued compensation	3,266	3,894
Other accrued liabilities	4,007	3,634
Deferred revenue	9,343	6,738

Total current liabilities	22,898	20,863
Deferred revenue	1,867	1,947
Other liabilities	149	159

Total liabilities	24,914	22,969

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 89,057,305 and 88,976,326 shares issued and outstanding, respectively	890	889
Additional paid-in capital	553,102	552,507
Accumulated deficit	(361,738)	(361,159)
Accumulated other comprehensive loss	(150)	(151)

Total stockholders’ equity	192,104	192,086

Total liabilities and stockholders’ equity	$217,018	$215,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Product revenues	$15,501	$8,280
Service revenues	7,166	8,343

Total Revenues	22,667	16,623
Cost and expenses:
Cost of product revenues	7,777	6,540
Cost of service revenues	5,874	6,184
Research and development	3,055	2,529
Marketing and selling	3,315	2,662
General and administrative	3,565	3,089
Amortization of acquired intangible assets	209	251
Restructuring and other, net	—	451

Total costs and expenses	23,795	21,706

Loss from operations	(1,128)	(5,083)

Interest and other income, net	225	263

Loss from continuing operations before income taxes	(903)	(4,820)
Provision for income taxes	(26)	(13)

Loss from continuing operations	(929)	(4,833)
Discontinued operations:
Gain on sale of IPS	350	—

Income from discontinued operations	350	—

Net loss	$(579)	$(4,833)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.05)
Basic and diluted income per share from discontinued operations	$0.00	$—

Basic and diluted net loss per share	$(0.01)	$(0.05)

Weighted average common shares used in basic and diluted loss per share computation	88,997	88,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(579)	$(4,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	1,702
Realized gain on sales of marketable securities	(51)	(19)
Gain on sale of discontinued IPS operations, pre-tax	(350)	—
Stock-based compensation expense	339	14
Bad debt expense, net	—	6
Inventory obsolescence provision	177	214
Restructuring and other, net	—	451
Changes in assets and liabilities:
Accounts receivable	(4,415)	(1,015)
Inventories	(498)	891
Prepaid expenses and other assets	58	777
Accounts payable	(315)	(738)
Accrued compensation	(628)	(29)
Other accrued liabilities	163	(425)
Deferred revenue	2,525	1,448

Net cash used in operating activities	(2,081)	(1,556)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	4,000	6,000
Purchases of marketable securities	(3,916)	(5,964)
Cash proceeds related to final payment on the sale of IPS	350	—
Additions of Intangible Assets	(100)	—
Capital expenditures	(394)	(252)

Net cash used in investing activities	(60)	(216)

Cash flows from financing activities:
Proceeds from sales of common stock	257	190

Net cash provided by financing activities	257	190

Net decrease in cash and cash equivalents	(1,884)	(1,582)
Cash and cash equivalents at period beginning	22,445	35,944

Cash and cash equivalents at period end	$20,561	$34,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair presentation of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “we”, “us”, “our”, “Identix” or the “Company”. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2006. Financial information as of June 30, 2005 was derived from the audited financial statements included in the Identix Incorporated Form 10 -K for the year ended June 30, 2005.
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
We derive our revenue from sales of products and services. With respect to product revenues, we sell hardware, software or a combination of hardware and software products. Our service revenue is derived from maintenance contracts related to product sales, consulting and training services. A customer, depending on their needs, may order a single hardware or software product or service or combine hardware products, software products and services to create a multiple element arrangement. Our policies with respect to the recognition of revenue related to the various combinations of our products and services are described in the following paragraphs.
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
For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple elements we apply the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the delivered element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the undelivered element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and in our control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, we rely upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, we rely upon VSOE of fair value using the price charged when that element is sold separately. To-date we have not entered into a multiple element arrangement where separation of the various elements was not possible. However, in the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition methodology will be applied.
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
Revenue for our professional services offerings, including training and consulting services, and revenue for IIS which performs a service by capturing fingerprints for certain individuals where a background check is required as a condition of employment, is recognized as the services are delivered or performed.
3.	Stock Based Compensation
Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share -Based Payment” (“SFAS No. 123R”). SFAS No. 123R revised SFAS No. 123, “Accounting for Stock- Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share -based payment transactions with employees and other third parties, eliminates the ability to account for share -based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant -date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005. For the three months ended September 30, 2005 our loss from continuing operations and net loss were increased by approximately $339,000 for share-based compensation expense under SFAS No. 123R.
On September 30, 2005, we had various share-based compensation plans which are described below and the compensation costs charged against income for those plans was approximately $339,000 for the three months ended September 30, 2005. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in preceding quarters. In addition, no amounts of share-based compensation cost was capitalized as part of capital expenditures or inventory for the periods presented.
Background on Identix Stock Plans
In February 2002, we adopted the Identix Incorporated 2002 Equity Incentive Plan (“2002 Plan”). Stockholders approved the 2002 Plan in June 2002. The 2002 Plan will expire in 2012. A total of 5,800,000 shares of our common stock were initially reserved for the issuance under the 2002 Plan. The 2002 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to our eligible employees and Non-employee directors and consultants. Options generally vest on an annual basis over a period of four years. Under the 1995 plan, any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of our common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.
In April 2000, we adopted the Identix Incorporated New Employee Stock Incentive Plan (“New Employee Plan”). The New Employee Plan will expire in 2010. In February 2001, we amended the New Employee Plan so that a total of 2,500,000 shares of our common stock were reserved for issuance under the New Employee Plan. Under the New Employee Plan, awards may be granted as a material inducement to any person accepting employment or consultancy with us, provided such person is not employed by us at the time of the award. The New Employee Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible persons; provided, however, that only nonqualified stock options may be granted under the plan. Under the New Employee Plan, the term of any nonqualified stock option granted may not exceed 15 years. Options generally vest on an annual basis over a period of four years.
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
In July 1995, the stockholders approved the Identix Incorporated Equity Incentive Plan (“1995 Plan”). The 1995 Plan expired on July 5, 2005. In October 1997, 1998 and 2000, the stockholders amended the 1995 Plan so that a total of 4,700,000 shares of our common stock were reserved for issuance under the 1995 Plan. The 1995 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to eligible employees and non-employee directors and consultants. Under the 1995 plan, any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of our common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.
In connection with the acquisition of Visionics Corporation (“Visionics”) in June 2002, we assumed Visionics’ stock option plans. At June 25, 2002, approximately 3,225,128 shares of our common stock were reserved for issuance under the assumed plans and the related options.
On June 30, 2005, we accelerated the vesting on 2,299,956 stock options where the strike price of the stock options was above the market price of $5.03 per share at June 30, 2005. This action resulted in approximately $6,200,000 of additional stock-based compensation expense in the proforma disclosure for the twelve months ended June 30, 2005. This was done for the purposes of eliminating future compensation expense associated with the accelerated options upon our adoption of SFAS No. 123R.
Share Based Compensation Expense
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from historical information and represents the period of time that options granted are expected to be outstanding; the estimates given below reflect the results from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the 3 and 5 year bond rate in effect at the time of the grant.

Three months
ended September
30, 2005
Expected volatility	70.96%
Expected dividends	—
Expected term (in years)	4.01
Risk-free interest rate	3.99%
A summary of option activity under our plans as of September 30, 2005, and changes during the three months then ended are presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
Options	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2005	7,058,681	$6.09	6.87
Granted	52,800	$5.26	9.84
Exercised	41,276	$1.70	—
Forfeited or expired	55,392	$6.77	—
Outstanding at September 30, 2005	7,014,813	$6.11	6.69	$12,155,000
Exercisable at September 30, 2005	6,394,196	$6.23	6.26	$11,997,000
The grant-date fair value of options granted during the three months ended September 30, 2005 and 2004 was $2.94 and $3.35 respectively. The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2004 was $133,000 and $78,000 respectively.
A summary of the status of our non-vested shares as of September 30, 2005 is presented below:

		Weighted Average
		Grant Date Fair
Nonvested Options	Shares	Value

Nonvested at July 1, 2005	701,927	$3.36
Granted	52,800	$2.94
Vested	123,262	$3.58
Forfeited	10,848	$3.23
Nonvested at September 30, 2005	620,617	$3.28
As of September 30, 2005 there was $781,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weight-average period of 1.26 years. The total fair value of options vested during the three months ended September 30, 2005 and 2004 was $673,000 and $838,000 respectively.
For periods prior to July 1, 2005, we accounted for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. We accounted for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123, we measured employee compensation cost for our stock option plans using the intrinsic value method of accounting.
Had compensation cost for our employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net loss and net loss per share would have been as follows:

For the Three Months Ended
September 30, 2004
Net Loss as reported	$(4,833)
Add: Employee stock-based compensation expense included in reported net loss	14
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,207)

Proforma net loss	$(6,026)

Basic and diluted net loss per share:
As Reported	$(0.05)
Proforma	$(0.07)

Shares	88,439
4.	Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, we recorded a gain of $350,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the three months ended September 30, 2005. Terms of the sale also include an obligation on our part to indemnify Alion until February 2006 against liabilities not to exceed $2,125,000 including for breaches of representations and warranties we made in the sales agreement.
5.	Reclassifications
For the three months ended September 30, 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to our developed technology, patents and core technology intangible assets. Amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues for the three months ended September 30, 2004, was $1,033,000. This reclassification was made to conform with the presentation of expense related to amortization of acquired intangible assets in the year 2005 Form 10-K and did not have any impact on our previously reported net loss.
6.	Credit Facility
Our line of credit which expired October 1, 2005, provided for borrowings of, up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit were collateralized by substantially all of our assets and we would have been charged interest at the bank’s prime rate of interest, which was 6.50% at September 30, 2005. Unless we generated a positive net income before income taxes for two consecutive fiscal quarters, we were required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance was given. All advances were to be used for working capital. At June 30, 2005 and September 30, 2005, there were no amounts outstanding under this line of credit. Due to the cost associated with renewing the line of credit and our current cash balance we decided to allow the credit facility to expire.
The line of credit agreement contained financial, operating and reporting covenants that were not binding until we drew on the line of credit.
7.	Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	September 30,	June 30,
	2005	2005
	(In thousands)
Purchased parts and materials	$3,814	$3,403
Work-in-process	2,212	2,008
Finished goods, including spares	635	929

	$6,661	$6,340

During the three months ended September 30, 2005 and 2004 we recorded provisions for excess and obsolete inventory items in the amount of $177,000 and $214,000 respectively.
8.	Restructuring and other, net
Restructuring and other, net includes charges that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$451

Total	$—	$451

2005 Restructuring Actions
     During the fourth quarter of fiscal year 2005, we recorded a charge of $113,000 in severance costs related to a reduction in our field service staff by approximately 10 employees. At June 30, 2005 all 10 employees had been terminated and a related liability of $96,000 remained. The $96,000 liability was satisfied during the three months ended September 30, 2005.
2002 Restructuring Program
Severance and benefits:
In June 2002, in connection with our merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in an initial charge of $3,481,000 relating primarily to severance and fringe benefits. During the year ended June 30, 2003, we recorded an additional $2,283,000 in severance charges related to employees with extended terminations to assist in the integration. All of the employees severed in connection with the merger have been terminated. The remaining liability as of September 30, 2005 of $81,000 represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
Disposal of property and equipment:
In June 2002, we recorded a non-cash charge of $1,294,000 for a write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of our Los Gatos, California and Dublin, California facilities. During the year ended June 30, 2003, an additional charge of $370,000 was recorded related to the disposal of property and equipment.
Lease exit costs:
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
During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included cash payments made from inception of the restructuring program to September 30, 2005 of $9,932,000.
Internal merger costs and other:
During the years ended June 30, 2002 and 2003, we incurred internal merger related costs, including relocation fees, of $1,087,000 and $2,613,000, respectively, related to the merger with Visionics in June 2002.
The following table represents the activity associated with continuing operations related to the 2002 restructuring program:

				Restructuring
	Total Charges from			Liability as of
	Continuing		Cash	September 30,
	Operations	Non-Cash Charges	Payments	2005
	(in thousands)
Severance and benefits	$8,604	$900	$7,623	$81
Disposal of property and equipment	1,664	1,664	—	$—
Lease exit costs	10,558	388	9,932	$238
Internal merger costs and other	3,684	—	3,684	$—

Total	$24,510	$2,952	$21,239	$319

The following table represents a summary of activity related to the 2002 restructuring program that occurred between June 30, 2005 and September 30, 2005:

				Restructuring
	Restructuring	Total Charges		Liability as of
	Liability as of June	from Continuing	Cash	September 30,
	30, 2005	Operations	Payments	2005
	(in thousands)
Severance and benefits	$108	$—	$27	$81
Lease exit costs	361	—	123	$238

Total	$469	$—	$150	$319

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at September 30, 2005 is for the Dublin, California facility and will be paid out through March 2006. The remaining severance and benefits liability represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
9.	Earnings Per Share
Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method.
Options and warrants to purchase 8,097,770 and 7,172,696 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.
10.	Comprehensive Loss
Comprehensive loss for the three months ended September 30, 2005 was $ 578,000 compared to a loss of $ 4,833,000 for the same period in the prior fiscal year. Our accumulated other comprehensive loss consisted of unrealized gain (loss) on available -for-sale marketable securities and cumulative translation adjustments.
11.	Reportable Segment Data and Significant Customers
Our operating segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned. During the three months ended September 30, 2005, the reportable segments were changed to identify Finger Printing Services as reportable segment. The change was made to comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires disclosure of reportable segment data when certain tests are met. The presentation information for fiscal year 2005 below has been reclassified to conform with the current presentation. The Biometric Systems segment consists primarily of activities related to the sale, services and integration of biometric hardware and software. The Finger Printing Services segment consists primarily of activities related to servicing contracts with state agencies and private sector entities where background checks and/or applicant screening is required.

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Total revenues:
Biometric systems	$20,073	$14,499
Finger Printing Services	2,233	1,832
Other	361	292

	$22,667	$16,623

Operating income/loss:
Biometric systems	$(1,179)	$(5,049)
Finger Printing Services	166	196
Other	(115)	(230)

	$(1,128)	$(5,083)

	September 30,	June 30,
	2005	2005
	(in thousands)
Identifiable assets:
Biometric systems	$209,543	$208,441
Finger Printing Services	6,603	5,756
Other	872	858

	$217,018	$215,055

Significant Customers:
For the three month ended September 30, 2005, we derived approximately 21% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 12% of total revenues. For the three months ended

September 30, 2004, we derived 27% of our revenue from the U.S. Federal Government with one agency producing 13% of total revenue. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on our financial results.
12.	Foreign Operations Data
In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Total revenues:
United States	$20,083	$14,907
International	2,584	1,716

	$22,667	$16,623

	September 30,	June 30,
	2005	2005
	(in thousands)
*Identifiable long lived assets:
United States	$1,862	$1,712
International	17	26

	$1,879	$1,738

*	Long lived assets consist of property and equipment.
13.	Indemnification Arrangements and Product Warranties
The terms of the sale of IPS (see Note 4), include an obligation on our part to indemnify Alion against liabilities, including for breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.
From time to time, we agree to indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. As of September 30, 2005 we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.
We offer a 90-day and one year warranty on various products and services. The majority of the warranty liability that we have recorded is due to the one -year warranties. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents changes in our warranty liability for the three months ended September 30, 2005 and 2004:

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Balance at beginning of year	$1,416	$921
Warranty Expense	156	496
Closed Warranty Claims	(63)	(323)

Balance at end of year	$1,509	$1,094

14.	Commitments and Contingencies
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
During the three months ended September 30, 2005, we entered into an agreement to purchase certain technology with an estimated life of 5 years. The agreement provides for additional contingent consideration totaling $950,000 if certain milestones are met in the future. If and when we determine that successful completion of these certain milestones is probable we will record an additional intangible asset for $950,000 if and when the contingent consideration becomes payable.
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
15.	New Accounting Pronouncements

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
OVERVIEW
Identix Incorporated (“we”, “us”, “our”, “Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals, who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, our products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Our products serve a broad range of industries and markets most notably, government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, we believe that we have more fingerprint and facial biometric installations worldwide than any other company.
During the fiscal year 2006 first quarter, we experienced a quarter that saw significant improvements in our revenues, gross margins and our net loss. We had significantly increased revenues of $22,667,000 in the first quarter of fiscal year 2006 when compared for the fourth quarter of fiscal year 2005 revenues of $18,399,000. This was driven by increased demand for our biometric hardware and software as well as two large sales that were expected to occur in the fourth quarter of fiscal year 2005 but were delayed until the first quarter of fiscal year 2006 due to payment delays by our customers and delays in shipments. We had an improvement in our margins during the quarter because the delayed sales were mostly high margin software sales which in turn increased our gross margins and drove a decrease in the net loss for the quarter. In addition, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which required the expensing of stock options during the three months ended September 30, 2005. For a complete discussion of the implementation and it affects please refer to Note 2 of Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At September 30, 2005 our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs and loss contingencies and restructurings, share-based payment expense.
RECLASSIFICATIONS
For the three ended September 30, 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to our developed technology, patents and core technology intangible assets. Amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues for the three months ended September 30, 2004, was $1,033,000. This reclassification was made to conform with the presentation of expense related to amortization of acquired intangible assets in the year 2005 Form 10-K and did not have any impact on our previously reported net loss.
RESULTS OF OPERATIONS
Revenues, and Gross Margins
Total revenue for the three months ended September 30, 2005, was $22,667,000 compared to $16,623,000 for the same periods in the prior fiscal year.
Product revenue was $15,501,000 for the three months ended September 30, 2005, compared to $8,280,000 for the same period in the prior fiscal year. The increase in revenue for the three months ended September 30, 2005 is due to a growth in demand both domestically and internationally for our biometric products which increased the sales volume of our livescan product and ABIS software product. Contributing to the increase were two high value sales that were expected to occur in the fourth quarter of fiscal year 2005 but were delayed into the first quarter of fiscal year 2006 which totaled approximately $1,800,000.
Service revenue for the three months ended September 30, 2005 was $7,166,000 compared to $8,343,000 for the same period in the prior fiscal year. The decrease in service revenues is the result of fewer maintenance contract renewals for our legacy livescan systems which our customers are replacing with our new enhanced definition livescan machines which comes with a one year warranty. As a result, the number of maintenance contracts expiring that are related to the legacy live scan machines exceeds the number of new contracts that relate to our enhanced definition livescan machines. This trend is expected to continue for the next several quarters. The decreases related to the maintenance contracts were partially offset by increased revenue of $691,000 from our fingerprinting services entity. This increase is due to an increased number of contracts that have been won to provide fingerprinting services to certain state agencies.
We also report our revenue by our operating segments, consisting of biometric systems, fingerprinting services and other. Revenue from biometric systems was $20,073,000 for the three months ended September 30, 2005, compared to $14,499,000 for the same period in the prior fiscal year. The increase in revenue for the three months ended September 30, 2005 is due to an increase in sales of biometric hardware and software during the quarter that resulted from growth in the state/local, federal government and international markets.
The fingerprinting services segment revenue was $2,233,000 for the three months ended September 30, 2005 compared to $1,832,000 for the same period in the prior fiscal year which was a 22% increase from the same period in the prior fiscal year. The fingerprinting services segment successfully won additional contracts to provide fingerprinting services to certain state agencies and as a result there was a corresponding increase in revenue.
Other segment revenues are comprised of our Legislative Demographic Services (“LDS”) subsidiary which totaled $361,000 for the three months ended March 31, 2005, and $292,000 for the same periods in the prior fiscal year.
For the three month ended September 30, 2005, we derived approximately 21% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 12% of total revenues. For the three months ended September 30, 2004, we derived 27% of our revenue from the U.S. Federal Government with one agency producing 13% of total revenue. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on our financial results.
In 2004, the General Services Administration concluded a post award audit related to the renewal of one of our GSA Multiple Award Schedule contracts. The results of the audit had no adverse effects on our business or financial condition or results of operations.
International sales accounted for $2,584,000 or 11% of our revenue for the three months ended September 30, 2005, compared to $1,716,000 or 10% of our revenue for the same period in the prior fiscal year. The increase in international revenue was due primarily to three large international software sales that occurred in the first quarter of fiscal 2006 totaling $2,200,000. These sales were partially offset by other contracts that were present in fiscal 2005 but not fiscal 2006. Our international sales are predominately denominated in U.S. dollars, and we monitor our foreign currency exchange exposure and, if significant, will take action such as hedging transactions, to reduce foreign exchange risk. To date, we have not entered into any hedging transactions.
Gross margins on product revenues were 50% the three months ended September 30, 2005, compared to 21% for the same period in the prior fiscal year. For the three months ended September 30, 2005 and 2004, product cost of revenues included amortization expense related to certain acquired intangible assets of $1,030,000 and $1,033,000, respectively. The increase in gross margin is the result of increased sales of our higher margin software products of $2,200,000 as well as a reduction in our production costs of our livescan product line.
Service gross margins were 18% for the three months ended September 30, 2005, compared to 26% for the same period in the prior fiscal year. The decrease in service gross margin is primarily the result of a fixed cost structure associated with our service department and decreased service revenue as explained above.
Research and Development
Research and development expense was $3,055,000 or 13% of revenues for the three months ended September 30, 2005, compared to $2,529,000 or 15% of revenues for the same period in the prior fiscal year. The increase in research and development expenses is the result of increased engineering personnel costs. Now and in the foreseeable future, we are committed to continue our focus on the investment in research and development, which is critical to developing new and innovative products intended to allow us to maintain a strong technological position in the industry.
Marketing and Selling
Marketing and selling expenses were $3,315,000 or 15% of revenue for the three months ended September 30, 2005, compared to $2,662,000 16% of revenue for the same period in the prior fiscal year. The increase in marketing and selling expense for the three months ended September 30, 2005 is primarily the result of the increased incentive compensation costs of $265,000 related to commissions and bonuses, increased contract administration costs of $214,000 and increased costs associated with product promotions, demonstrations and trade shows of $100,000.
General and Administrative
General and administrative expense was $3,565,000 or approximately 16% of revenues for the three months ended September

30, 2005 compared to $3,089,000 or approximately 19% of revenues for the same periods in the prior fiscal year. General and administrative expense increased as a result of increased expenses related to the required expensing of stock options under SFAS No. 123R of $229,000, increased compensation costs of $204,000 and increased auditing fees of approximately $33,000 per quarter.
Amortization of Acquired Intangible Assets
The amortization of developed technology, patents and core technology is included in the cost of product revenues which was approximately $1,031,000 and $1,033,000 for the three months ended September 30, 2005 and 2005 respectively. The amortization expense related to service/maintenance contracts, order backlog and employee contracts is presented on the statements of operations as amortization expense and was $209,000 and $251,000 for the three months ended September 30, 2005 and 2004, respectively. The amortization of developed technology, patents and core technology is included in the cost of product revenues.
Restructuring and other, net
Restructuring and other, net includes charges (recovery) that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$451

Total	$—	$451

During the first quarter of fiscal year 2005 a charge of $451,000 was recorded related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000 on the date of the release, reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005.
Interest and Other Income, net
For the three months ended September 30, 2005, interest and other income, net was $225,000 compared to $263,000 for the same periods in the prior fiscal year. The decrease in other income for the three months September 30, 2005 was due to lower cash balances resulting in less interest income.
Provision for Income Taxes
We recorded a provision for income tax expense of $26,000 for the three months ended September 30, 2005, and a provision of $13,000 for the same periods in the prior fiscal year. The tax amounts recorded for both fiscal years are related to state income taxes.
Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, we recorded a gain of $350,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the three months ended September 30, 2005. Terms of the sale also include an obligation on our part to indemnify Alion until February 2006 against liabilities not to exceed $2,125,000 including for breaches of representations and warranties we made in the sales agreement.
Share-Based Compensation

Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share- Based Payment” (“SFAS No. 123R”). SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005. For the three months ended September 30, 2005 our loss from continuing operations and net loss were increased by approximately $339,000 for share-based compensation expense under SFAS No. 123R.
On September 30, 2005, the compensation costs charged against income for our various stock option plans was approximately $339,000 for the three months ended September 30, 2005. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in preceding quarters. In addition, no amounts of share-based compensation cost was capitalized as part of capital expenditures or inventory for the periods presented.
As of September 30, 2005 there was $781,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weight-average period of 1.26 years.
New Accounting Pronouncements
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
Liquidity and Capital Resources
We financed our operations during the three months ended September 30, 2005 primarily from our working capital as of June 30, 2005. As of September 30, 2005, our principal sources of liquidity consisted of $37,376,000 of working capital including $32,930,000 in cash, cash equivalents, short-term marketable securities and restricted cash.
Our line of credit which expired October 1, 2005, provided for borrowings of, up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit were collateralized by substantially all of our assets and we would have been charged interest at the bank’s prime rate of interest, which was 6.50% at September 30, 2005. Unless we generated a positive net income before income taxes for two consecutive fiscal quarters, we were required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance was given. All advances were to be used for working capital. At June 30, 2005 and September 30, 2005, there were no amounts outstanding under this line of credit. Due to the cost associated with renewing the line of credit and our current cash balance we decided to allow the credit facility to expire.
The line of credit agreement contained financial, operating and reporting covenants that were not binding until we drew on the line of credit.
For the three months ended September 30, 2005, $2,081,000 of cash was used in our operating activities. The cash used in operations consisted primarily of the net loss of $579,000; an increase in accounts receivable of $4,415,000 driven by increased sales. These uses of cash were partially offset by increases in deferred revenue of $2,525,000 related to sales of our maintenance contracts and product revenue deferrals which was required under the various revenue recognition principles. The cash used in investing activities of $60,000 consisted primarily of purchases of marketable securities, intangible assets and property and equipment of $3,916,000, $100,000 and $394,000 respectively. These usages were partially offset by the sale of marketable securities totaling $4,000,000 and cash receipts related to the final settlement of discontinued operations of $350,000. Financing activities consisted primarily of stock option exercises and the sale of stock under employee benefit plans, which generated $257,000 in cash.
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
We currently occupy our Minnesota headquarters under a lease that expires in March 2008, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We also lease space for our corporate research and development lab in New Jersey under a lease that expires in May 2006, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease space in Dublin, California for our former research, development and engineering department and the lease expires in March 2006. We also lease space in Fairfax, Virginia for a sales office and the LDS headquarters under a lease that expires in 2009. Further, the Company leases office space for its sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.
Future minimum lease payments for operating leases are as follows:

Periods or fiscal years ending June 30:	Occupied	Unoccupied or Sublet	Total
2006	1,360	238	1,598
2007	1,600	—	1,600
2008	1,309	—	1,309
2009	358	—	358

Total	$4,627	$238	$4,865

The future minimum payments include $76,000 for sublease income related to our Dublin, California facility that was vacated in connection with the Company’s merger with Visionics. We have accrued for the estimated losses on this lease at September 30, 2005. The Dublin, California facility is sublet under a lease expiring in March 2006.
As of September 30, 2005, other than operating lease commitments discussed in the June 30, 2005 Form 10-K, Note 16 and the indemnifications discussed in Note 17, we are not using off-balance sheet arrangements nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity
We believe that existing working capital will be adequate to fund our current cash requirements for at least the next twelve months, we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing on favorable terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of its operations.
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
A significant number of established and startup companies are marketing or developing software and hardware for facial, skin and fingerprint biometric products and applications that currently compete or will compete directly with our current offerings. Some of these companies are marketing or developing semiconductor or optically based direct contact fingerprint image capture devices, or retinal blood vessel, iris pattern, hand geometry, voice or various types of facial structure solutions. If one or more of these competing technologies or approaches were widely adopted, it would significantly reduce the potential market for our products. Our security and identity related line of products and applications also compete with non-biometric technologies such as certificate authorities, smart card security solutions, and traditional key, card, surveillance systems and passwords. Many competitors offering products that compete with our security and identity related line of products and applications have significantly more financial and other resources than Identix.
Our facial biometric products face intense competition from a number of competitors who are actively engaged in developing and marketing facial-based recognition or security products. Among these competitors are Viisage Technology, Inc., Cognitec Systems GmbH and Imagis Technologies, Inc. Our “live scan” line of products also faces intense competition from a number of competitors, including without limitation CrossMatch Technologies, Inc., which recently merged with Smiths Heimann Biometrics GmbH.
The biometric security market is rapidly evolving and intensely competitive, and we believe that additional significant long-term competitors will continue to enter the market. We expect competition in the biometrics markets to increase and intensify in the near term. Companies competing with us may introduce products that are competitively priced, has increased performance or functionality or incorporate technological advances we have not yet developed or implemented. Some present and potential competitors have financial, marketing, research, and manufacturing resources substantially greater than ours. Other players in the biometric industry who offer complementary products or private label products manufactured by our direct competitors do have the potential to directly compete with us. Among these companies are Sagem Morpho, Inc., Cogent, NEC, Printrak International, Inc., (a Motorola company), and Saflink.
The biometrics industry is characterized by rapid technological change and requires introduction of new and enhanced products at competitive prices.
In order to compete effectively in the biometrics market, we must continually design, develop or acquire and market new and enhanced products at competitive prices and we must have the resources available to invest in significant research and development activities. Our future success will depend upon our ability to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors, and could adversely affect our business operations, financial results and stock price.
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
Our performance in any reporting period may be adversely affected because of our reliance on a small number of large customers, the majority of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts often include bonding requirements and provisions permitting the purchasing agency to cancel the contract for convenience at any time without penalty in certain circumstances. As public agencies, these prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.
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
Additionally, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or result in the cancellation of the contract award entirely. There is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of third party protests. For example, in October 2003, the Company announced that is had been awarded a Blanket Purchase Order (“BPO”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million. The award was subsequently protested by one of our competitors who had been an unsuccessful participant in the bidding process for the BPO. Though the protest was ultimately resolved in our favor, the protest resulted in substantial delays in DHS’ procurement of our technology under the BPO. Similar protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract, through the protest process or through termination for convenience by the customer or otherwise, could have a material adverse effect on our financial results and stock price.
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
For the three months ended September 30, 2005 and 2004, we derived approximately 21% and 27%, respectively, of our revenue directly from contracts relating to the U.S. Federal Government with one agency producing 12% and 13%, respectively, of total revenues for the three months ended September 30, 2005 and 2004. The loss of a material government contract due to budget cuts or otherwise could have a material adverse impact on our financial results and stock price.
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
Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to successfully develop or acquire and launch new technology, products and services on a timely basis. Managing and improving the likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.
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
While we believe existing working capital will be adequate to fund our operating cash requirements for at least the next 12,months, we may need to raise additional debt or equity financing in the future, which may not be available to us. Even if we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms could have a material adverse effect on our financial performance and stock price and require us to implement certain cost reduction initiatives resulting in the curtailment of our operations.
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
The lead-time for ordering parts and materials and building many of our products can be many months. As a result, we must order certain parts and materials and build our products based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may produce more products than we can sell, which can result in cash flow problems and write-offs or write-downs of obsolete inventory.
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
For the three months ended September 30, 2005, we derived approximately 11% of our total revenues from international sales. We currently have a local presence in the United Kingdom.
There is a risk that we may not be able to successfully market, sell and deliver our products in foreign countries.
Risks inherent in marketing, selling and delivering products in foreign and international markets, each of which could have a severe negative impact on our financial results and stock price, include those associated with:
•	regional economic instabilities or political conditions;

•	delays in or absolute prohibitions on exporting products resulting from export restrictions for certain products and technologies, including “crime control” products and encryption technology;

•	loss of, or delays in importing products, services and intellectual property developed abroad, resulting from unstable or fluctuating social, political or governmental conditions;

•	fluctuations in foreign currencies and the U.S. dollar;

•	loss of revenue, property (including intellectual property) and equipment from expropriation, nationalization, war, insurrection, terrorism, criminal acts and other political and social risks;

•	the overlap of different tax structures;

•	seasonal reductions in business activity;

•	risks of increases in taxes and other government fees; and

•	involuntary renegotiations of contracts with foreign governments, or outright termination of contracts by such governments.
Individual stockholders owning a significant portion of our stock may have the ability to delay or prevent a change in control or adversely affect the stock price through sales in the open market.
As of September 30, 2005, the most recent data available indicated that Kern Capital Management LLC owned approximately 8% of our outstanding common stock, respectively. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.
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
In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we did not own. We subsequently re-named SIFC to Identix Identification Services, LLC. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002 and acquired Identicator Technology, Inc. in fiscal year 1999. We also acquired one company in fiscal year 1998 and two companies in fiscal year 1996. These and certain other acquisitions, mergers and divestitures by Identix are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:
•	exposure to unknown liabilities of acquired companies or assets;

•	higher than anticipated acquisition costs and expenses;

•	effects of costs and expenses of acquiring and integrating new businesses and/or technologies on our operating results and financial condition;

•	effects of consolidated revenue loss associated with dispositions of material subsidiaries or assets;

•	effects of costs and expenses of integrating and introducing new technologies and entering into new markets;

•	the difficulty and expense of assimilating the operations and personnel of the companies;

•	disruption of our ongoing business;

•	diversion of management time and attention;

•	failure to maximize our financial and strategic position by the successful incorporation, integration and launch of acquired technology;

•	failure to realize the potential of acquired technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights;

•	the maintenance of uniform standards, controls, procedures and policies;

•	loss of key employees and customers as a result of changes in management;

•	incurring amortization expenses;

•	incurring impairment charges arising out of our assessments of goodwill and intangibles; and

•	possible dilution to our stockholders.

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
If we are unable to successfully address the material weakness in our internal controls as described in Item 9A of the Form 10-K for the fiscal year ended June 30, 2005 and updated for the three months ended September 30, 2005 on our Form 10-Q, Item 4, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended June 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Management’s report for fiscal year 2005 is discussed in Item 9A of the Form 10-K for the fiscal year ended June 30, 2005 and an update is reported under Item 4 of this Form 10-Q for the three months ended September 30, 2005.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, marketable securities and line of credit. We do not use derivative financial instruments. Our cash equivalents are invested in money market accounts and high quality bonds with major financial institutions. Due to the short duration and conservative nature of our cash equivalents and marketable securities, their carrying value approximates fair market value. We have performed an analysis to assess the potential effect of reasonably possible near-term changes in interest rates. The effect of such rate changes is not expected to be material to our results of operations, cash flows or financial condition.
     If we enter into debt obligations it will be primarily to support general corporate purposes including working capital requirements and capital expenditures. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operation or cash flows for our variable rate line of credit and cash equivalents. As noted previously, we have not drawn on its line of credit during the periods presented.
     Foreign Currency Exchange Rate Risk. Certain of our foreign revenues, cost of revenues and marketing expenses are transacted in local currencies, primarily the British Pound. As a result, our results of operations and certain receivables and payables are subject to foreign exchange rate fluctuations. We do not currently hedge against foreign currency rate fluctuations. Gains and losses from such fluctuations have not been material to our consolidated results of operations or balance sheet.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). As a result of that evaluation, we have concluded that our disclosure controls and procedures are not effective as of September 30, 2005, due to the existence of the material weakness identified below.
     Changes in Internal Control Over Financial Reporting. As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2005, we identified a material weakness in internal control over financial reporting with respect to maintaining effective controls over financial reporting related to our ability to properly allocate and report the deferred income tax provision (benefit) between loss from continuing operations and income from discontinued operations. In addition, management did not maintain effective monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinued operations. This control deficiency resulted in the restatement of our consolidated financial statements for the year ended June 30, 2004, and our unaudited consolidated financial statements for the three and nine month periods ended March 31, 2004.
     We implemented a more in-depth and comprehensive process to account for income taxes in order to remediate the material weakness discussed above. As part of this new procedure we now conduct additional research and we have added an additional level of management personnel to the review process to ensure the proper accounting for income taxes. In addition, we implemented a process to give specific consideration to income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions of businesses or assets or dispositions of businesses or assets. Although we have implemented the remediation procedures as described above, we cannot yet assert that the remediation is effective as we have not had sufficient time to test the operating effectiveness of the newly implemented controls.
     There were no changes in our internal control over financial reporting, other than those described in the previous paragraph, identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II                      OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on November 7, 2005.

IDENTIX INCORPORATED

BY:	/s/ Elissa J. Lindsoe

Elissa J. Lindsoe Chief Financial Officer