Form 10-Q/A
period 2005-03-31
IDENTIX INC
filed 2005-12-06
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
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
88,923,358 shares of Common Stock
as of April 30, 2005

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

			March 31,
	March 31,	June 30,	2004
	2005	2004	Restated
ASSETS
Current assets:
Cash and cash equivalents	$27,450	$35,944	$35,926
Marketable securities	9,690	9,472	9,457
Accounts receivable, net	16,009	11,412	11,489
Inventories	6,275	7,171	8,208
Prepaid expenses and other assets	973	1,052	935

Total current assets	60,397	65,051	66,015
Property and equipment, net	1,683	2,153	2,687
Goodwill	141,213	141,213	141,256
Acquired intangible assets, net	14,646	18,497	19,863
Other assets	744	1,913	1,904

Total assets	$218,683	$228,827	$231,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,137	$4,881	$4,721
Accrued compensation	4,160	2,948	3,995
Other accrued liabilities	3,791	4,992	4,737
Deferred revenue	7,539	6,408	8,339

Total current liabilities	20,627	19,229	21,792
Deferred revenue	1,596	462	45
Other liabilities	181	5,647	6,620

Total liabilities	22,404	25,338	28,457

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 88,921,193, 88,429,821 and 87,473,130 shares issued and outstanding, respectively	889	884	875
Additional paid-in capital	552,256	549,956	545,437
Accumulated deficit	(356,716)	(347,193)	(342,799)
Deferred stock-based compensation	—	(14)	(100)
Accumulated other comprehensive loss	(150)	(144)	(145)

Total stockholders’ equity	196,279	203,489	203,268

Total liabilities and stockholders’ equity	$218,683	$228,827	$231,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
		2004		2004
	2005	Restated	2005	Restated
Revenues:
Product revenues	$12,119	$6,674	$30,683	$17,821
Service revenues	8,133	7,817	24,750	$21,193

Total Revenues	$20,252	$14,491	$55,433	$39,014
Cost and expenses:
Cost of product revenues	7,318	5,094	21,661	13,701
Cost of service revenues	6,140	7,585	18,249	16,656
Research and development	3,029	2,184	8,345	7,207
Marketing and selling	3,179	2,746	8,744	8,238
General and administrative	3,013	3,166	9,215	9,880
Amortization of acquired intangible assets	250	254	754	731
Restructuring and other, net	—	2,115	(620)	2,115

Total costs and expenses	22,929	23,144	66,348	58,528

Loss from operations	(2,677)	(8,653)	(10,915)	(19,514)

Interest and other income, net	763	300	1,425	971

Equity interest in loss of joint venture	—	(55)	—	(302)

Loss from continuing operations before income taxes	(1,914)	(8,408)	(9,490)	(18,845)
(Provision) benefit for income taxes	(11)	1,591	(33)	1,572

Loss from continuing operations	(1,925)	(6,817)	(9,523)	(17,273)
Discontinued operations:
Loss from discontinued IPS operations	—	(1,050)	—	(809)
Gain on sale of IPS, net of provision for income taxes	—	3,934	—	3,934

Income from discontinued operations	—	2,884	—	3,125

Net loss	$(1,925)	$(3,933)	$(9,523)	$(14,148)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.08)	$(0.11)	$(0.20)
Basic and diluted income per share from discontinued operations	$—	$0.04	$—	$0.04

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.11)	$(0.16)

Weighted average common shares used in basic and diluted loss per share computation	88,834	86,645	88,620	86,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended March,
		2004
	2005	Restated
Cash flows from operating activities:
Net loss	$(9,523)	$(14,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,836	6,065
Inventory obsolescence provision	1,086	3,315
Stock-based compensation expense	14	558
Loss on property and equipment	11	—
Gain on sale of discontinued IPS operations, pre-tax	—	(5,934)
Equity interest in loss of joint venture	—	302
Bad debt recoveries, net	(32)	(625)
Realized gain on sales of marketable securities	(90)	(24)
Restructuring and other, net	(620)	1,610
Changes in assets and liabilities:
Accounts receivable	(4,566)	4,754
Inventories	(190)	(2,155)
Prepaid expenses and other assets	1,248	1,038
Accounts payable	256	(2,834)
Accrued compensation	1,212	669
Other accrued liabilities	(6,047)	(2,454)
Deferred revenue	2,265	1,394

Net cash used in operating activities	(10,140)	(8,469)

Cash flows from investing activities:
Proceeds from sale of IPS, net of transaction costs	—	7,808
Cash acquired in acquisition, net of cash paid	—	1,264
Net proceeds from the sales of marketable securities	19,300	15,007
Purchases of marketable securities	(19,433)	(14,943)
Capital expenditures	(526)	(863)

Net cash (used in) provided by investing activities	(659)	8,273

Cash flows from financing activities:
Proceeds from exercise of stock options and the issuance of stock under employee benefit plans	2,305	1,410

Net cash provided by financing activities	2,305	1,410

Net decrease in cash and cash equivalents	(8,494)	1,214
Cash and cash equivalents at period beginning	35,944	34,712

Cash and cash equivalents at period end	$27,450	$35,926

Non Cash Activities:
Stock issued for acquisition of technology	$—	$3,423

Conversion of preferred stock to common stock	$—	$3,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair statement of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended June 30, 2004, as restated, (See Note 3) and June 30, 2005 included in the Identix Incorporated Form 10-K for the fiscal year ended June 30, 2005 Identix Incorporated is hereinafter referred to as “Identix” or the “Company”. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Significant management judgments and estimates are made in connection with the revenues recognized in any accounting period. For example, Identix must assess whether the fee associated with a revenue transaction is fixed or determinable and the likelihood of collection from the customer. Material differences could result in the amount and timing of revenues for any period if management were to make different judgments or utilize different estimates.

Identix derives revenue from sales of products and services. With respect to product sales, the Company sells hardware, software or a combination of hardware and software products. Service revenue is derived from maintenance contracts related to product sales, consulting and training services. A hypothetical customer, depending on their needs, may order a single hardware or software product or service or combine hardware products, software products and services to create a multiple element arrangement. The Company’s policies with respect to the recognition of revenue related to the various combinations of our products and services are described in the following paragraphs.

Product Revenues

In the case of hardware only sales, Identix recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when the product is shipped, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of the Company’s hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to the Company’s current policy and practices, the Company considers acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels the obligation to install the machines generally does not remain the Company’s responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, Identix will be required to install products on the behalf of the Company’s third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.

For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple elements Identix applies the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. For each multiple element arrangement, the Company determines if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and in the Company’s control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, Identix relies upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, Identix relies upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, Identix relies upon VSOE of fair value using the price charged when that element is sold separately. To-date Identix has not entered into a multiple element arrangement where separation of the various elements was not possible. However, in the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition methodology would be applied.

With respect to stand-alone software product sales, including ABIS systems, BioLogon and software developer kits, revenue is recognized on software products in accordance with American Institute of Certified Public Accountants (“AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as well as Technical Practice Aids issued from time to time by the AICPA. The Company recognizes revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed probable. VSOE of fair value is determined for undelivered elements (e.g., maintenance, training or consulting) using the price charged when that element is sold separately. In cases where Identix does not have VSOE of fair value for all delivered elements in the transaction (e.g., for licenses), the residual method is used such that the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software and the services cannot be segregated into separate units of accounting, Identix accounts for the software sales under SOP 97-2 and SOP 81-1 “Accounting for performance of construction-type and certain production-type contracts”. In the cases where SOP 81-1 is applied, Identix uses the cost-to-cost method of percentage of completion. Under this method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs.

In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, Identix applies the guidance of EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.

The Company’s sales arrangements do not provide a contractual right of return.

Service Revenues

Revenue from maintenance arrangements such as those typically sold with the Company’s live scan systems are recognized ratably over the term of the arrangements. Maintenance that is bundled with other elements is deferred based upon the fair value of the maintenance services. Fair value is based on the renewal rate for continued maintenance arrangements.

Revenue from installation services is recognized as the services are performed. Installation services that are bundled with other elements are deferred based upon the fair value of the installation services.

Revenue for the Company’s professional services offerings, including training and consulting services, and revenue for IIS which performs a service by capturing fingerprints for certain individuals where a back ground check is required as a condition of employment, is recognized as the services are delivered or performed.
3.	Restatement of Consolidated Financial Statements for the Three and Nine Months Ended March 31, 2004
Identix determined that the accounting for income taxes related to the income from the discontinued IPS operations in the three and nine months ended March 31, 2004 included in previous filings with the U.S. Securities and Exchange Commission was incorrect. The income tax benefit created by the use of the Company’s net operating losses to offset the income from the sale of the discontinued IPS operations was previously recorded net within income from discontinued operations rather than applied as a tax benefit to continuing operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The consolidated financial statements for the three and nine months ended March 31, 2004 presented previously have been restated to correct the error resulting in increases of $1,600,000, in the income tax benefit related to continuing operations with an offsetting adjustment of $2,000,000 to increase the income tax provision related to discontinued operations as reflected in the tables below. This adjustment increased the Company’s net loss by $400,000 for the three and nine months ended March 31, 2004 and increased other liabilities by $400,000 and decreased stockholder’s equity by $400,000 as of March 31, 2004 but had no impact on net cash used in operating activities as previously reported for the nine months ended March 31, 2004.

	Three Months
	Ended		Three Months
	March 31, 2004		Ended
	(as previously		March 31, 2004
	reported)	Adjustments	(restated)
Loss from continuing operations before income taxes	$(8,408)	$—	$(8,408)
Benefit (provision) for income taxes	(9)	1,600	1,591

Loss from continuing operations	(8,417)	1,600	(6,817)

Discontinued Operations:
Loss from discontinued IPS operations	(1,050)	—	(1,050)
Gain on sale of IPS, net of provision for income taxes	5,934	(2,000)	3,934

Income from discontinued operations	4,884	(2,000)	2,884

Net loss	$(3,533)	$(400)	$(3,933)

Basic and diluted loss per share:
Continuing operations	$(0.10)	$0.02	$(0.08)
Discontinued operations	0.06	(0.02)	0.04

Basic and diluted net loss per share	$(0.04)	$—	$(0.04)

Weighted average shares outstanding basic and diluted	86,645	—	86,645

	Nine Months
	Ended		Nine Months
	March 31, 2004		Ended
	(as previously		March 31, 2004
	reported)	Adjustments	(restated)
Loss from continuing operations before income taxes	$(18,845)	$—	$(18,845)
Benefit (provision) for income taxes	(28)	1,600	1,572

Loss from continuing operations	(18,873)	1,600	(17,273)

Discontinued Operations:
Loss from discontinued IPS operations	(809)	—	(809)
Gain on sale of IPS, net of provision for income taxes	5,934	(2,000)	3,934

Income from discontinued operations	5,125	(2,000)	3,125

Net loss	$(13,748)	$(400)	$(14,148)

	Nine Months
	Ended		Nine Months
	March 31, 2004		Ended
	(as previously		March 31, 2004
	reported)	Adjustments	(restated)
Basic and diluted loss per share:
Continuing operations	$(0.22)	$0.02	$(0.20)
Discontinued operations	0.06	(0.02)	0.04

Basic and diluted net loss per share	$(0.16)	$—	$(0.16)

Weighted average shares outstanding basic and diluted	86,267	—	86,267

	March 31, 2004
	(as previously		March 31, 2004
	reported)	Adjustment	(restated)
Current liabilities:
Accounts payable	$4,721		$4,721
Accrued compensation	3,995		3,995
Other accrued liabilities	4,337	400	4,737
Deferred revenue	8,339		8,339

Total current liabilities	21,392	400	21,792
Deferred revenue	45		45
Other liabilities	6,620		6,620

Total liabilities	28,057	400	28,457

Stockholders’ equity:
Common stock	875		875
Additional paid-in capital	545,437		545,437
Accumulated deficit	(342,399)	(400)	(342,799)
Deferred stock based compensation	(100)		(100)
Accumulated other comprehensive loss	(145)		(145)

Total stockholder’s equity	203,668	(400)	203,268

Total liabilities and stockholder’s equity	$231,725	$—	$231,725

4.	Reclassifications
     For the three and nine months ended March 31, 2005 and 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to the Company’s developed technology, patents and core technology intangible assets. For the three and nine months ended March 31, 2005, $1,033,000 and $3,098,000, respectively and for the three and nine months ended March 31, 2004, $1,165,000 and $3,445,000, respectively of amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues. These reclassifications were made to conform with the presentation of expense related to amortization of acquired intangible assets in fiscal year 2005 and did not have any impact on the Company’s previously reported net loss for periods presented.
5.	Stock Based Compensation
The Company accounts for its employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. As permitted by SFAS No. 123 the Company continues to measure employee compensation cost for its stock option plans using the intrinsic value method of accounting.

Had compensation cost for the Company’s employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been as follows:

	For the Three Months ended March 31,		For the Nine Months ended March 31,
		2004		2004
	2005	Restated	2005	Restated
	(in thousands)		(in thousands)
Net Loss as reported	$(1,925)	$(3,933)	$(9,523)	$(14,148)
Add: Employee stock-based compensation expense included in reported net loss	—	145	14	558
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,503)	574	(3,756)	(2,732)

Proforma net loss	$(3,428)	$(3,214)	$(13,265)	$(16,322)

Net Loss per share:
As Reported	$(0.02)	$(0.04)	$(0.11)	$(0.16)
Proforma	$(0.04)	$(0.04)	$(0.15)	$(0.19)
Shares	88,834	86,645	88,620	86,267
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R revised SFAS No. 123, and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for Identix as of its first quarter of fiscal year 2006 which begins on July 1, 2005. The Company expects that adoption of SFAS 123R will result in a significant charge to earnings and is currently determining the exact charge and the method of adoption of SFAS No. 123R. See the “Stock Based Compensation” discussion above, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and nine months ended March 31, 2005.
6.	Discontinued Operations (restated)
On February 13, 2004, Identix consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). For the three and nine months ended March 31, 2004, the Company recognized income from discontinued operations of $2,884,000 and $3,125,000, respectively. The IPS operations are presented in the Condensed Consolidated Statements of Operations as discontinued operations for all periods presented. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from the sale of IPS, net of transaction costs of $1,042,000, in the Consolidated Statement of Cash Flows for the year ended June 30, 2004. The terms of the sale include the potential for additional future payments to Identix of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the Company’s part to indemnify Alion against certain potential liabilities; including breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. As of March 31, 2005, there have been no claims under this indemnification agreement.

The following table represents the summarized results for the discontinued operations for the three and nine months ended March 31, 2004:

	For the three	For the Nine
	months ended	Months ended
	March 31,	March 31,
	2004	2004
	(in thousands)	(in thousands)
Revenue	$3,302	$20,078
Cost of sales	2,564	17,550
Operating expenses	1,788	3,337

Net (loss) income	$(1,050)	$(809)

The information in the above table reflects activity through February 31, 2004, the date of the disposition.
The following table represents the components of the gain on the sale of IPS net of provision for income taxes:

For the three
and nine
months ended
March 31, 2004
Restated
(in thousands)
Gain on sale of IPS	$5,934
Provision for income taxes	(2,000)

Gain on sale of IPS net of provision for income taxes	$3,934

7.	Acquisition
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
8.	Credit Facility
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
The line of credit agreement contains financial, operating and reporting covenants that are not binding until the Company draws on the line of credit.

9.	Inventories
Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,	March 31,
	2005	2004	2004
Purchased parts and materials	$2,846	$1,620	$2,152
Work-in-process	3,054	4,361	4,912
Finished goods, including spares	375	1,190	1,144

	$6,275	$7,171	$8,208

During the three and nine months ended March 31, 2005 the Company recorded provisions for excess and obsolete inventory items in the amount of $504,000 and $1,086,000 respectively and $2,617,000 and $3,315,000 for the same periods in the prior fiscal year
10.	Restructuring and other, net
At the time of the Company’s merger with Visionics in June 2002, Identix recorded restructuring charges of $18,798,000 for the termination of 110 employees, and the closure of its facilities in Dublin and Los Gatos California. From the period of June 2002 to June 2004 the Company incurred total merger costs of $29,864,000.

The following is a summary of the charges incurred and payments made from the time of the merger through June 30, 2004:

	Activity during the period June 25, 2002 to June 30, 2004
		Liabilities
		Satisfied in		Cash Payments
		Connection with	Non-Cash	through June 30,	Liability as of
	Total Charges	IPS Disposition	Charges	2004	June 30, 2004
	(in thousands)
Severance and benefits	$8,626	$—	$900	$7,606	$120
Lease exit costs	15,890	2,267	388	5,635	7,600
Disposal of fixed assets	1,664	—	1,664	—	—
Internal merger costs & other	3,684	—	—	3,684	—

Total	$29,864	$2,267	$2,952	$16,925	$7,720

Fiscal year 2005

During the nine months ended March 31, 2005, the Company realized a net restructuring gain of $620,000. The net gain consists of a charge recorded in the first quarter of fiscal year 2005 of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 recorded in the second quarter of fiscal year 2005 when the Company negotiated its release from its Los Gatos facilities lease. In the first quarter, management believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The gain recorded in the second quarter represented the difference between the Company’s accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in the total cash payments for lease exit costs of $6,494,000 during the nine months ended March 31, 2005.

The following table represents a summary of restructuring and other, net between June 30, 2004 and March 31, 2005:

	For the nine months ended March 31, 2005
	Restructuring
	Liability			Restructuring
	as of	Additions/		Liability as of
	June 30, 2004	(reductions)	Cash Payments	March 31, 2005
	(in thousands)
Severance and benefits	$120	$—	$9	$111
*Lease exit costs	7,600	(620)	6,494	486

Total	$7,720	$(620)	$6,503	$597

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

Fiscal year 2004

The following table represents a summary of the restructuring and other, net for the nine months ended March 31, 2004:

	For the nine months ended March 31, 2004
	Restructuring		Liabilities
	Liability		Satisfied in		Restructuring
	as of		Connection with		Liability as of
	June 30, 2003	Additions	IPS Disposition	Cash Payments	March 31, 2004
	(in thousands)
Severance and benefits	$614	$250	$—	$498	$366
Lease exit costs	12,151	610	2,267	2,261	8,233
Internal merger costs and other	31	—	—	31	—

Total	$12,796	$860	$2,267	$2,790	$8,599

11.	Earnings Per Share
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
12.	Comprehensive Loss
Comprehensive loss for the three and nine months ended March 31, 2005 was $1,933,000 and $9,529,000 compared to a loss (as restated) of $3,931,000 and $14,137,000 for the same periods in the prior fiscal year. Accumulated other comprehensive loss for the Company consisted of unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.

13.	Reportable Segment Data
The Company’s operating segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
Biometric systems	$17,921	$12,922	$48,885	$36,197
*Other	2,331	1,569	6,548	2,817

	$20,252	$14,491	$55,433	$39,014

Operating income/loss:
Biometric systems	$2,583	$(8,752)	$10,950	$(19,369)
*Other	94	99	(35)	(145)

	$2,677	$(8,653)	$10,915	$(19,514)

	March 31,	June 30,	March 31,
	2005	2004	2004
	(in thousands)
Identifiable assets:
Biometric systems	$212,101	$223,400	$226,315
Other	6,582	5,427	5,410

	$218,683	$228,827	$231,725

*	Revenue related to IIS is included in the Company’s consolidated revenues from the date of acquisition on February 23, 2004.
14.	Foreign Operations Data
In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
United States	$16,466	$11,674	$48,227	$34,109
International	3,786	2,817	7,206	4,905

	$20,252	$14,491	$55,433	$39,014

	March 31,	June 30,	March 31,
	2005	2004	2004
	(in thousands)
*Identifiable long lived assets:
United States	$1,648	$2,088	$2,622
International	35	65	65

	$1,683	$2,153	$2,687

*	Long lived assets consist of property and equipment.
15.	Indemnification Arrangements and Product Warranties
The terms of the sale of IPS (see Note 6), include an obligation on the part of the Company to indemnify Alion against liabilities, including for breaches of representations and warranties made by the Company in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.
From time to time, the Company agrees to indemnify its customers against liability if the Company’s products infringe a third party’s intellectual property rights. As of March 31, 2005 the Company was not subject to any pending litigation alleging that the Company’s products infringe the intellectual property rights of any third parties.

The Company offers a 90-day and one year warranty on various products and services. The majority of the warranty liability that the Company has recorded is due to the one-year warranties. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents the components of the Company’s warranty liability for the nine months ended March 31, 2005 and 2004:

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands)	(in thousands)
Balance at June 30,	$921	$374
Warranty Expense	1,391	1,044
Closed Warranty Claims	(922)	(738)

Balance at end of period	$1,390	$680

16.	Legal Matters
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
17.	New Accounting Pronouncements
In October 2004, the EITF issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. When effective, the adoption of this standard will require the Company to reexamine how segments are disclosed and will likely result in the Company identifying its Identix Identification Services (“IIS”) subsidiary separately as a reportable segment. Currently, the Company has two segments, Biometric systems and other, with IIS currently classified as other along with the Company’s Legislative Demographic Services subsidiary.

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
RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004
As described in Note 3 to the consolidated financial statements for the three and nine months ended March 31, 2004 have been restated to correct the accounting for income taxes arising from the sale of the discontinued IPS operations. The restatement resulted in an increase of $1,600,000 in the income tax benefit related to continuing operations with an offsetting $2,000,000 adjustment to the income tax provision related to discontinued operations. This adjustment increased the net loss by $400,000 for the three and nine months ended March 31, 2004 and increased other liabilities by $400,000 and decreased stockholders’ equity by $400,000 as of March 31, 2004 but had no impact on net cash used in operating activities as previously reported for the nine months ended March 31, 2004.
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

RECLASSIFICATIONS
For the three and nine months ended March 31, 2005 and 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to the Company’s developed technology, patents and core technology intangible assets. For the three and nine months ended March 31, 2005, $1,033,000 and $3,098,000, respectively and for the three and nine months ended March 31, 2004, $1,165,000 and $3,445,000, respectively of amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues. These reclassifications were made to conform with the presentation of expense related to amortization of acquired intangible assets in fiscal year 2005 and did not have any impact on the Company’s previously reported net loss for periods presented.
RESULTS OF OPERATIONS
Revenues, and Gross Margins
Total revenue for the three and nine months ended March 31, 2005, was $20,252,000 and $55,433,000 respectively compared to $14,491,000 and $39,014,000 for the same periods in the prior fiscal year.
Product revenue was $12,119,000 and $30,683,000 for the three and nine months ended March 31, 2005, compared to $6,674,000 and $17,821,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended 2005, is due to an increase in demand of biometric hardware and software products in both international and domestic markets. These increases in demand were in government driven programs including national ID, border patrol and law enforcement. Also, during the three and nine months ended March 31, 2005, Identix experienced increased sales volume of its livescan product line compared to the same periods in the prior fiscal year. Revenues associated with product sales are primarily derived from the sale of hardware and software.
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
The Company also reports its revenue by its operating segments, consisting of biometric systems and other. Revenue from biometric systems was $17,921,000 and $48,885,000 for the three and nine months ended March 31, 2005, compared to $12,922,000 and $36,197,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended is due to an increase in sales of biometric hardware and software during the quarter that resulted from growth in the federal government and international markets.
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
Gross margins on product revenues were 40% and 29% respectively for the three and nine months ended March 31, 2005, compared to 24% and 23% for the same periods in the prior fiscal year. The cost of product revenues for the three and nine months ended March 31, 2005, include $1,033,000 or 9% of product revenues and $3,098,000 or 10% of product revenues, respectively of amortization expense related to the amortization expense of certain acquired intangible assets, including amortization related to developed technology, patents and core technology intangible assets. The cost of product revenues for the three and nine months ended March 31, 2004, include $1,165,000 or 18% of product revenues and $3,445,000 or 19% of product revenues, respectively of amortization expense related to certain acquired intangible assets. The increase in gross margins during the three and nine months ended March 31, 2005 is the result of an increase in revenue while amortization expense remaining relatively flat combined with increased sales of the Company’s higher margin software sales for the three months ended March 31, 2005. For the three months ended March 31, 2005 the Company had $2,800,000 in software sales that didn’t occur in the same period of the prior fiscal year.
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
Amortization of Acquired Intangible Assets
Amortization of acquired intangible assets is primarily related to the Visionic’s merger and the acquisition of 100% ownership of IIS. As a result of these transactions Identix acquired intangible assets including developed technology, service/maintenance contracts, core technology, order backlog and employee contracts. The amortization of developed technology, patents and core technology is included in the cost of product revenues. The amortization expense related to service/maintenance contracts, order backlog and employee contract is presented on the statements of operations as amortization expense and was $250,000 and $754,000, respectively for the three and nine months ended March 31, 2005 and $254,000 and $731,000, respectively for the same periods in the prior fiscal year.
Restructuring and other, net
During the nine months ended March 31, 2005, the Company realized a net restructuring gain of $620,000. The net gain consists of a charge recorded in the first quarter of fiscal year 2005 of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 recorded in the second quarter of fiscal year 2005 when the Company negotiated its release from its Los Gatos facilities lease. In the first quarter, management believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued their decline and it was not anticipated that the Company would be able to negotiate an exit to the lease and no such discussions between the Company and the lessor had commenced. The gain recorded in the second quarter represented the difference between the Company’s accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transactions costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in the total cash payments for lease exit costs of $6,494,000 during the nine months ended March 31, 2005.
The following table represents a summary of restructuring and other, net between June 30, 2004 and March 31, 2005:

	For the nine months ended March 31, 2005
	Restructuring			Restructuring
	Liability			Liability
	as of	Additions/	Cash	as of
	June 30, 2004	(reductions)	Payments	March 31, 2005
		(in thousands)
Severance and benefits	$120	$—	$9	$111
*Lease exit costs	7,600	(620)	6,494	486

Total	$7,720	$(620)	$6,503	$597

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
Interest and Other Income, net
For the three and nine months ended March 31, 2005, interest and other income, net was $763,000 and $1,425,000 respectively, compared to $300,000 and $971,000 respectively, for the same periods in the prior fiscal year. The increase in other income for the three months ending March 31, 2005, due to a preacquisition liability that was associated with IIS which was relieved during the third quarter of fiscal year 2005.
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
Provision for Income Taxes (restated)
The Company recorded a provision for income tax expense of $11,000 and $33,000 for the three and nine months ended March 31, 2005, and a benefit of $1,591,000 and $1,572,000 for the same periods in prior fiscal year. The change is due to a tax benefit of $1,600,000 to continuing operations during the quarter ended March 31, 2004 related to the sale of IPS. As further explained in note 3 to the consolidated financial statements, the tax benefit to continuing operations results from the use of net operating losses to offset the income from discontinued operations generated by the sale of IPS. The tax benefit was partially offset by tax provisions related to minimum state tax liabilities.

Discontinued Operations (restated)
On February 13, 2004, Identix consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). For the three and nine months ended March 31, 2005, the Company recognized income from discontinued operations of $2,884,000 and $3,125,000, respectively. The IPS operations are presented in the Consolidated Statements of Operations as discontinued operations for all periods presented. Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. This amount is shown as proceeds from sale of IPS, net of transaction costs of $1,042,000, in the Consolidated Statement of Cash Flows for the year ended June 30, 2004. The terms of the sale include the potential for additional future payments to Identix of up to $500,000 pending satisfaction of certain conditions. The terms of the sale also include an obligation on the Company’s part to indemnify Alion against certain potential liabilities; including breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. As of March 31, 2005, there have been no claims under this indemnification agreement.
The following table represents the summarized results for the discontinued operations for the three and nine months ended March 31, 2004:

	For the three	For the Nine
	months ended	Months ended
	March 31,	March 31,
	2004	2004
	(in thousands)	(in thousands)
Revenue	$3,302	$20,078
Cost of sales	2,564	17,550
Operating expenses	1,788	3,337

Net (loss) income	$(1,050)	$(809)

The information in the above table reflects activity through February 31, 2004, the date of the disposition.
The following table represents the components of the gain on the sale of IPS net of provision for income taxes:

For the three
and nine
months ended
March 31, 2004
Restated
(in thousands)
Gain on sale of IPS	$5,934
Provision for income taxes	(2,000)

Gain on sale of IPS net of provision for income taxes	$3,934

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS’) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R revised SFAS No.123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. The revised statement is effective for Identix as of its first quarter of fiscal year 2006 which begins on July 1, 2005. The Company expects that adoption of SFAS No. 123R will result in a significant charge to earnings and is currently determining the exact charge and the method of adoption of SFAS No. 123R. See the “Stock Based Compensation” discussion in Note 5 to the Condensed Consolidated Financial Statements, which includes the pro forma impact of recognizing stock-based compensation under SFAS No. 123, on the Company’s net loss and loss per common share for the three and nine months ended March 31, 2005.
In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 04-10, “Applying Paragraph 19 of Statement of Financial Accounting Standards No. 131 in Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.” SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This issue addresses how to aggregate operating segments that do not meet the quantitative thresholds in SFAS No. 131. The effective date of the standard has been delayed. When effective, the adoption of this standard will require the Company to reexamine how segments are disclosed and will likely result in the Company identifying its Identix Identification Services (“IIS”) subsidiary separately as a reportable segment. Currently, the Company has two segments, Biometric systems and other, with IIS currently classified as other along with the Company’s Legislative Demographic Services subsidiary.
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
For the nine months ended March 31, 2005, $10,140,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $9,523,000; an increase in accounts receivable of $4,566,000 driven by increased sales partially offset by collections; and decreased other liabilities of $6,047,000 which was due primarily to the payment of $5,292,000 related to the release of the Company’s lease obligations for the Los Gatos facility. These uses of cash were partially offset by increases in deferred revenue of $2,265,000 related to payment terms on a software contract causing $1,800,000 of deferred revenue at March 31, 2005 as well as an increase in maintenance contracts with extended maintenance periods, decreased prepaid expenses and other assets of $1,248,000 which was primarily the result of the disposal of certificates of deposit that were being held as collateral for letters of credit; increased accrued compensation of $1,212,000 due to the timing of the payroll payments; and non-cash charges from depreciation and amortization of $4,836,000. The cash used in investing activities of $659,000 consisted primarily of purchases of marketable securities and property and equipment of $19,433,000 and $526,000 respectively. These usages were partially offset by the sale of marketable securities totaling $19,300,000. Financing activities consisted primarily of stock option exercises and the sale of stock under employee benefit plans, which generated $2,305,000 in cash.
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
Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.
Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:
•	unavailability or delays in authorization of government funding or cancellations, delays or contract amendments by government agency customers;

•	reduced demand for products and services caused, for example, by product offerings from new competitors;

•	the inability to timely and successfully (i) complete development of complex designs, components and products, (ii) complete new product introductions that may result in improved gross margins, (iii) manufacture in volume or install certain of our complex products or (iv) obtain relevant government agency certifications for newly introduced products on a timely basis;

•	complete development of complex designs and components, or manufacture in volume and install certain of our products.

•	changes in the mix of products and services we or our distributors sell;

•	the readiness of customers to accept delivery of new products on a timely basis;

•	protests of federal, state or local government contract awards by competitors;

•	unforeseen legal expenses, including litigation and/or administrative protest costs;

•	expenses related to acquisitions or mergers;

•	impairment charges arising out of our assessments of goodwill and intangibles;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies;

•	competitive pricing pressures; and

•	unpredictable product installation schedules
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
As of March 31, 2005, Kern Capital Management LLC and Artemis Investment Management LLC owned approximately 5% and 4% of the Company’s outstanding common stock, respectively. The concentration of large percentages of ownership in any single stockholder, or in any series of single stockholders, may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are not effective in ensuring that information required to be disclosed by Identix in reports that Identix files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms due to two material weaknesses in internal control over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Status of Material Weakness in Internal Control over Financial Reporting. In connection with the Company’s financial statement closing process related to its third quarter ended March 31, 2005, a material weakness was identified in the Company’s internal control over financial reporting relating to revenue recognition on a single international sales order with multiple revenue elements. The weakness did not result in any restatement of previously filed financial statements of the Company or adjustment to the Company’s fiscal year 2005 third quarter financial statements as a result of this material weakness. In order to remediate the weakness, beginning in April 2005, the Company took steps to improve its internal controls over financial reporting by designing a process to ensure the accuracy of revenue recognition related to complex customer arrangements including those with multiple elements. In addition, the Company formalized procedures regarding the review and approval of information used to evaluate the appropriate revenue recognition. This material weakness was successfully remediated as of June 30, 2005.
     Additionally, as of March 31, 2005, Identix did not maintain effective controls to ensure the proper allocation of the income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Specifically, the Company did not properly allocate the deferred income tax provision (benefit) arising from the sale of a subsidiary between continuing and discontinued operations. In addition, management did not maintain effective monitoring controls to detect or prevent an inappropriate income tax allocation between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the year ended June 30, 2004, and the Company’s unaudited consolidated financial statements for the three and nine month periods ended March 31, 2004. In addition, this control deficiency could result in the misstatement of the income tax provision (benefit), loss from continuing operations, and income from discontinued operations that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected.
     Remediation of Material Weakness. Beginning in August 2005, the Company implemented a more in-depth and comprehensive process to account for income taxes in order to remediate the material weakness related to income taxes discussed above. As part of this new procedure the Company now conducts additional research and Identix has added an additional level of management personnel to the review process to ensure the proper accounting for income taxes. In addition, Identix implemented a process to give specific consideration to income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions of businesses or assets or dispositions of businesses or assets. Although Identix has implemented the remediation procedures as described above, Identix cannot yet assert that the remediation is effective as Identix has not had sufficient time to test the operating effectiveness of the newly implemented controls.
     Changes in Internal Control Over Financial Reporting. Except for changes described above, there were no changes in our internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on December 6, 2005.

IDENTIX INCORPORATED

BY:	/s/ Elissa J. Lindsoe

Elissa J. Lindsoe Chief Financial Officer