Form 10-Q
period 2005-12-31
IDENTIX INC
filed 2006-02-13
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended December 31, 2005 or

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
Registrant’s telephone number, including area code: (952) 932-0888
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Large accelerated filer           ☐                     Accelerated filer          ☑                    Non-accelerated filer          ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
89,317,667 shares of Common Stock
as of January 31, 2006

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per amounts)
(Unaudited)

	December 31,	June 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,950	$22,445
Marketable securities	9,790	9,753
Restricted cash	249	2,649
Accounts receivable, net	21,336	15,376
Inventories	7,691	6,340
Prepaid expenses and other assets	506	928

Total current assets	61,522	57,491
Restricted cash	933	933
Property and equipment, net	3,099	1,738
Goodwill	141,213	141,213
Acquired intangible assets, net	11,166	13,363
Other assets	296	317

Total assets	$218,229	$215,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,158	$6,597
Accrued compensation	3,745	3,894
Other accrued liabilities	3,475	3,634
Deferred revenue	7,951	6,738

Total current liabilities	24,329	20,863
Deferred revenue	2,857	1,947
Other liabilities	147	159

Total liabilities	27,333	22,969

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 89,136,700 and 88,976,326 shares issued and outstanding, respectively	891	889
Additional paid-in capital	553,572	552,507
Accumulated deficit	(363,416)	(361,159)
Accumulated other comprehensive loss	(151)	(151)

Total stockholders’ equity	190,896	192,086

Total liabilities and stockholders’ equity	$218,229	$215,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Product revenues	$15,246	$10,284	$30,747	$18,564
Service revenues	6,982	8,274	14,148	16,617

Total Revenues	22,228	18,558	44,895	35,181
Cost and expenses:
Cost of product revenues	8,708	7,803	16,485	14,343
Cost of service revenues	5,713	5,925	11,587	12,109
Research and development	3,162	2,787	6,217	5,316
Marketing and selling	2,977	2,903	6,292	5,565
General and administrative	3,347	3,113	6,912	6,202
Amortization of certain acquired intangible assets	211	253	420	504
Restructuring and other, net	—	(1,071)	—	(620)

Total costs and expenses	24,118	21,713	47,913	43,419

Loss from operations	(1,890)	(3,155)	(3,018)	(8,238)

Interest and other income, net	285	399	510	662

Loss from continuing operations before income taxes	(1,605)	(2,756)	(2,508)	(7,576)
Benefit (provision) for income taxes	64	(9)	38	(22)

(Loss) income from continuing operations	(1,541)	(2,765)	(2,470)	(7,598)
Discontinued operations:
(Loss) Gain on sale of IPS, net of taxes	(137)	—	213	—

(Loss) Income from discontinued operations	(137)	—	213	—

Net loss	$(1,678)	$(2,765)	$(2,257)	$(7,598)

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.09)
Basic and diluted (loss)income per share from discontinued operations	$—	$—	$—	$—

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.09)

Weighted average common shares used in basic and diluted loss per share computation	89,076	88,591	89,037	88,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,257)	$(7,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,974	3,276
Realized gain on sales of marketable securities	(146)	(51)
Gain on sale of discontinued IPS operations, pre-tax	(350)	—
Stock-based compensation expense	511	14
Bad debt expense (recoveries), net	50	(172)
Loss on disposal of equipment	10	8
Inventory obsolescence provision	336	582
Restructuring and other, net	—	(620)
Changes in assets and liabilities:
Restricted Cash	2,400	986
Accounts receivable	(6,010)	(2,001)
Inventories	(1,687)	741
Prepaid expenses and other assets	443	471
Accounts payable	2,561	98
Accrued compensation	(149)	807
Other accrued liabilities	(171)	(1,124)
Deferred revenue	2,123	870

Net cash provided by (used in) operating activities	638	(3,713)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	9,900	12,000
Purchases of marketable securities	(9,791)	(11,915)
Cash proceeds related to final payment on the sale of IPS	350	—
Additions of Intangible Assets	(300)	—
Capital expenditures	(1,848)	(438)

Net cash used in investing activities	(1,689)	(353)

Cash flows from financing activities:
Proceeds from the exercise of stock options and issuance of stock under employee retirement plans	556	1,453

Net cash provided by financing activities	556	1,453

Net decrease in cash and cash equivalents	(495)	(2,613)
Cash and cash equivalents at period beginning	22,445	35,944

Cash and cash equivalents at period end	$21,950	$33,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair statement of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “we”, “us”, “our”, “Identix” or the “Company”. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2006.
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
Product Revenues
In the case of hardware only sales, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to our current policy and practices, we consider acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the machines generally does not remain our responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, we will be required to install our products on the behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.
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
3. Stock Based Compensation
Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“123R”). SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005. For the three and six months ended December 31, 2005 our loss from continuing operations and net loss was increased by approximately $172,000 and $511,000, respectively for share-based compensation expense under SFAS No. 123R. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in preceding quarters. In addition, no amount of share-based compensation cost was capitalized as part of property and equipment or inventory for the periods presented.
     Background on Identix Stock Plans
In February 2002, we adopted the Identix Incorporated 2002 Equity Incentive Plan (“2002 Plan”). Stockholders approved the 2002 Plan in June 2002. The 2002 Plan will expire in 2012. A total of 5,800,000 shares of our common stock were initially reserved for issuance under the 2002 Plan. The 2002 Plan provides for the discretionary award of options, restricted stock, stock purchase rights, performance shares or any combination of these awards to our eligible employees and non-employee directors and consultants. Options generally vest on an annual basis over a period of four years. Under the 1995 plan, any incentive stock option granted may not exceed 10 years and the term of any nonqualified stock option may not exceed 15 years. The exercise price of incentive stock options must not be less than the fair market value of our common stock at the date of grant. The exercise price of nonqualified stock options must be at least 85% of the fair market value of the Company’s common stock at the date of grant.
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
In August 1995, our shareholders approved the Non-Employee Directors Stock Option Plan, under which nonqualified stock options are granted to non-employee directors on a formula basis. In October 1998, 2000 and 2002, the stockholders amended the Director’s Plan so that a total of 1,310,000 shares of our common stock were reserved for issuance under the Directors Plan.
The Directors Stock Option Plan provides that when a person who is not, and has not been in the preceding twelve months, an officer or an employee of Identix is elected or appointed a member of the Board, we will grant that person on the effective date of such election or appointment (i) a nonqualified stock option to purchase 30,000 shares of our common stock if less than six months have elapsed since the last annual meeting of stockholders or (ii) a nonqualified stock option to purchase 15,000 shares of common stock if at least six months have elapsed since the last annual meeting of stockholders. The Directors Plan, as currently in effect, further provides that on the first meeting of the Board immediately following the annual meeting of stockholders (even if held on the same day as the meeting of stockholders), we will grant to each non-employee director then in office a nonqualified stock option to purchase an additional 30,000 shares of our common stock.
Under the Directors Plan, options are granted for a period of 10 years at an exercise price equal to the fair market value of our common stock on the date of the grant. Options vest quarterly over a one-year period from the date of grant. This plan was terminated in the second quarter of fiscal year 2006.
On November 15, 2005, our shareholders approved the Non-Employee Directors Stock Award Plan (“Director’s Stock Plan”), under which restricted shares of stock are granted to non-employee directors on a formula basis. As of December 31, 2005, 280,000 shares of our common stock were reserved for issuance under the Director’s Stock Award Plan. During the three months ended December 31, 2005, we granted 50,000 shares of restricted stock to our non-employee directors that vest over one year.

Under the Director Stock Plan, each person who becomes a non-employee Director of the Company after approval of the plan is automatically granted (i) 10,000 shares of Restricted Stock (as adjusted for stock splits, stock dividends, reclassifications and like transactions) on the effective date of such person’s appointment or election as a non-employee Director if less than six months have elapsed since the Company’s last annual meeting of stockholders or (ii) 5,000 shares of Restricted Stock (as adjusted for stock splits, stock dividends, reclassifications and like transactions) on the effective date of such person’s appointment or election as a non-employee Director if at least six months have elapsed since the Company’s last annual meeting of stockholders, provided that the person is not, and has not been in the preceding 12 months, an officer or employee of the Company (an “Initial Award”).
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
On June 30, 2005, we accelerated the vesting on 2,299,956 stock options where the strike price of the stock options was above the market price of $5.03 per share at June 30, 2005. This action resulted in approximately $6,200,000 of additional stock-based compensation expense in the proforma disclosure for the twelve months ended June 30, 2005. This was done for the purposes of eliminating future compensation expense associated with the accelerated options upon our adoption of SFAS No.123 (revised 2004), “Share-Based Payment.”
     Share Based Compensation Expense
The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from historical information and represents the period of time that options granted are expected to be outstanding; the estimates given below result from certain groups of employees exhibiting different behaviors. The risk-free rate for periods within the contractual life of the option is based on the 3, 5 and 10 bond rate in effect at the time of the grant.

	Three months ended December 31, 2005
	Employees	Directors and Officers
Expected volatility	67.70%	77.91%
Expected dividends	—	—
Expected term (in years)	4.02	5.46
Risk-free interest rate	4.38%	4.44%

A summary of option activity under our plans and changes during the three and six months ended December 31, 2005, are presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
Options	Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at July 1, 2005	7,058,681	$6.09	6.87
Granted	52,800	$5.26	9.84
Exercised	41,276	$1.70	—
Forfeited or expired	55,392	$6.77	—
Outstanding at September 30, 2005	7,014,813	$6.11	6.69	$12,155,000
Granted	47,000	$4.56	9.87
Exercised	51,357	$3.09	—
Forfeited or expired	50,257	$5.80	—
Outstanding at December 31, 2005	6,960,199	$6.12	6.48	$10,532,000
Excercisable at December 31, 2005	6,341,997	$6.26	6.01	$10,519,000
The table below identifies the grant-date fair value of the options granted during the following periods:

	2005	2004
Three months ended September 30,	$2.94	$3.35
Six months ended December 31,	$2.82	$4.58
The total intrinsic value of options exercised during the three and six months ended December 31, 2005 was $94,000 and $227,000 respectively and $786,000 and $864,000 for the same periods in the prior fiscal year.
A summary of the status of our non-vested options as of December 31, 2005 is presented below:

		Weighted Average
		Grant Date Fair
Nonvested Options	Shares	Value
Nonvested at July 1, 2005	701,927		$3.36
		$
Granted	52,800		2.94
		$
Vested	123,262		3.58
		$
Forfeited	10,848		3.23
		$
Nonvested at September 30, 2005	620,617		3.28
		$
Granted	47,000		2.68
		$
Vested	41,250		4.44
		$
Forfeited	8,165		3.23
		$
Nonvested at December 31, 2005	618,202		3.16
As of December 31, 2005 there was $893,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weight-average period of .94 years. The total fair value of options vested during the three and six months ended December 31, 2005 was $183,000 and $624,000 respectively and $2,239,000 and $3,077,000 for the periods in the prior fiscal year.
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

Had compensation cost for our employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net loss and net loss per share would have been as follows:

	For the Three Months Ended	For the Six Months Ended
	December 31, 2004	December 31, 2004
	(in thousands)	(in thousands)
Net Loss as reported	$(2,765)	$(7,598)
Add: Employee stock-based compensation expense included in reported net loss	—	14
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,046)	(2,253)

Proforma net loss	$(3,811)	$(9,837)

Basic and diluted net loss per share:
As Reported	$(0.03)	$(0.09)
Proforma	$(0.04)	$(0.11)

Shares	88,591	88,514
4. Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, when the $350,000 payment is netted with the associated tax expense of $137,000 we recorded a net gain of $213,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the six months ended December 31, 2005. The loss from discontinued operations of $137,000 for the three months ended December 31, 2005 represents the income tax impact of the $350,000 gain recorded during the three months ended September 30, 2005 due to a change in estimate of our full fiscal year taxable income. Terms of the sale also include an obligation on our part to indemnify Alion until February 2006 against liabilities not to exceed $2,125,000 including for breaches of representations and warranties we made in the sales agreement.
5. Reclassifications
For the three and six months ended December 31, 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to our developed technology, patents and core technology intangible assets. Amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues for the three and six months ended December 31, 2004, of $1,032,000 and $2,065,000, respectively. This reclassification was made to conform with the presentation of expense related to amortization of acquired intangible assets in the fiscal year 2005 form 10-K and the presentation used in fiscal year 2006 and did not have any impact on our previously reported net loss for periods presented.
6. Credit Facility
Our line of credit which expired October 1, 2005, provided for borrowings of up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit were collateralized by substantially all of our assets and we would have been charged interest at the bank’s prime rate of interest, which was 6.50% at September 30, 2005. Unless we generated a positive net income before income taxes for two consecutive fiscal quarters, we were required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance was given. All advances were to be used for working capital. There were no amounts outstanding under this line of credit during fiscal year 2005 or during the time period which this credit facility was open in fiscal year 2006. Due to the cost associated with renewing the line of credit and our current cash balance we decided to allow the credit facility to expire effective October 1, 2005.
The line of credit agreement contained financial, operating and reporting covenants that were not binding until we drew on the line of credit.

7. Inventories
     Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	December 31,	June 30,
	2005	2005
	(In thousands)
Purchased parts and materials	$4,752	$3,403
Work-in-process	2,322	2,008
Finished goods, including spares	617	929

	$7,691	$6,340

During the three and six months ended December 31, 2005 we recorded provisions for excess and obsolete inventory items in the amount of $159,000 and $336,000 respectively and $368,000 and $582,000 for the same periods in the prior fiscal year.
8. Restructuring and other, net
Restructuring and other, net includes charges that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$(1,071)	$—	$(620)

Total	$—	$(1,071)	$—	$(620)

          2005 Restructuring Actions
     During the fourth quarter of fiscal year 2005, we recorded a charge of $113,000 in severance costs related to a reduction in our field service staff by approximately 10 employees. At June 30, 2005 all 10 employees had been terminated and a related liability of $96,000 remained. The $96,000 liability was paid during the three months ended September 30, 2005.
          2002 Restructuring Program
Severance and benefits:
In June 2002, in connection with our merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in an initial charge of $3,481,000 relating primarily to severance and fringe benefits. During the year ended June 30, 2003, we recorded an additional $2,283,000 in severance charges related to employees with extended terminations to assist in the integration. All of the employees severed in connection with the merger have been terminated. The remaining liability as of December 31, 2005 of $78,000 represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
Disposal of property and equipment:
In June 2002, we recorded a non-cash charge of $1,294,000 for a write-off of property and equipment due to the discontinuance of certain product lines as well as the closure of our Los Gatos, California and Dublin, California facilities. During the fiscal year ended June 30, 2003, an additional charge of $370,000 was recorded related to the disposal of property and equipment.
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
During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transaction costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included cash payments made from inception of the restructuring program to December 31, 2005 of $10,055,000.
Internal merger costs and other:
During the years ended June 30, 2002 and 2003, we incurred internal merger related costs, including relocation fees, of $1,087,000 and $2,613,000, respectively, related to the merger with Visionics in June 2002.
The following table represents the activity associated with continuing operations related to the 2002 restructuring program:

	Total Charges			Restructuring
	from Continuing			Liability as of
	Operations	Non-Cash Charges	Cash Payments	December 31, 2005
		(in thousands)
Severance and benefits	$8,604	$900	$7,626	$78
Disposal of property and equipment	1,664	1,664	—	$—
Lease exit costs	10,558	388	10,055	$115
Internal merger costs and other	3,684	—	3,684	$—

Total	$24,510	$2,952	$21,365	$193

The following table represents a summary of activity related to the 2002 restructuring program that occurred between June 30, 2005 and December 31, 2005:

	Restructuring	Total Charges from		Restructuring
	Liabiliity as of June	Continuing		Liability as of
	30, 2005	Operations	Cash Payments	December 31, 2005
		(in thousands)
Severance and benefits	$108	$—	$30	$78
Lease exit costs	361	—	246	$115

Total	$469	$—	$276	$193

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at December 31, 2005 is for the Dublin, California facility and will be paid out through March 2006. The remaining severance and benefits liability represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
9. Net Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method.
Options and warrants to purchase 7,984,550 and 8,121,205 shares of common stock were outstanding at December 31, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.

10. Comprehensive Loss
Comprehensive loss for the three and six months ended December 31, 2005 was $1,677,000 and $2,257,000 compared to a loss of $2,764,000 and $7,597,000 for the same periods in the prior fiscal year. Our accumulated other comprehensive loss consisted of an unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.
11. Segment Data
Our operating segments are strategic business groups that offer different products and services and include inter-segment revenues, corporate allocations and administrative expenses. Revenues are attributed to the reportable segment that is responsible for generating the revenue and the direct and indirect costs incurred are similarly assigned. During the three months ended September 30, 2005, the reportable segments were changed to identify Finger Printing Services as a reportable segment. The change was made to comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” which requires disclosure of reportable segment data when certain tests are met. In our case the revenue associated with the Finger Printing Services segment was 10% of total revenue and as a result, information related to this segment is required to be disclosed. The information for fiscal year 2005 below has been reclassified to conform to the current presentation. The Biometric Systems segment consists primarily of activities related to the sale, services and integration of biometric hardware and software. The Finger Printing Services segment consists primarily of activities related to servicing contracts with state agencies and private sector entities where background checks and/or applicant screening are required.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
Biometric systems	$20,021	$16,465	$40,093	$30,963
Finger Printing Services	1,854	1,734	4,088	3,566
Other	353	359	714	652

	$22,228	$18,558	$44,895	$35,181

Operating income/loss:
Biometric systems	$(1,515)	$(3,061)	$(2,593)	$(8,108)
Finger Printing Services	(307)	118	(242)	313
Other	(68)	(212)	(183)	(443)

	$(1,890)	$(3,155)	$(3,018)	$(8,238)

	December 31,	June 30,
	2005	2005
	(in thousands)
Identifiable assets:
Biometric systems	$209,308	$208,441
Finger Printing Services	8,003	5,756
Other	918	858

	$218,229	$215,055

12. Foreign Operations Data
     In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
United States	$20,455	$16,854	$40,538	$31,761
International	1,773	1,704	4,357	3,420

	$22,228	$18,558	$44,895	$35,181

	December 31,	June 30,
	2005	2005
	(in thousands)
*Identifiable long lived assets:
United States	$3,087	$1,712
International	12	26

	$3,099	$1,738

*Long lived assets consist of property and equipment.
13. Indemnification Arrangements and Product Warranties
The terms of the sale of IPS (see Note 4), include an obligation on our part to indemnify Alion against liabilities, including for breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expires in February 2006.
From time to time, we agree to indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. As of December 31, 2005 we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.
We offer a 90-day and one year warranty on various products and services. The majority of the warranty liability that we have recorded is due to the one-year warranties. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents changes in our warranty liability for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Balance at beginning of period	$1,509	$1,094	$1,416	$921
Warranty Expense	8	394	164	890
Closed Warranty Claims	(48)	(349)	(111)	(672)

Balance at end of period	$1,469	$1,139	$1,469	$1,139

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
During the first quarter of fiscal year 2006, we entered into an agreement to purchase certain technology with an estimated life of 5 years and made an initial payment of $300,000. The agreement provides for additional contingent consideration totaling $950,000 if certain milestones are met in the future. If and when we determine that successful completion of these certain milestones is probable we will record an additional intangible asset for $950,000 if and when the contingent consideration becomes payable.
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
From time to time in the ordinary course of business we are involved in disputes with third parties, including former employees of the Company. Currently we are a defendant in one lawsuit filed by a former employee alleging among other things wrongful discharge. We believe the claims are completely without merit and we will vigorously defend the lawsuit. In a separate dispute, a separate former employee has threatened litigation claiming among other things unpaid commissions and gender discrimination. We believe these claims are completely without merit and have filed a motion for declaratory relief to protect our rights and defend such claims. While it is not possible at this early stage to predict with certainty the outcome of these disputes, based on the facts and information currently available to us, we believe that liabilities and costs arising out of these actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
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
16. Subsequent Events
On January 12, 2006, we entered into a definitive agreement with Viisage Technology, Inc. to merge in an all stock transaction. The combined company will blend two complementary approaches to solving the challenge of protecting and securing personal identities by establishing the industry’s most comprehensive single platform for multi-modal finger, face, skin and imaging identity solutions.
Under the terms of the transaction, our shareholders will receive a fixed exchange ratio of 0.473 newly issued shares of Viisage common stock for each share of our common stock. The transaction is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes. Based on Viisage’s closing stock price of $17.69 on January 11, 2006, the transaction is valued at approximately $770 million on a fully diluted basis.
Upon completion of the transaction, our current shareholders will own approximately 59 percent of the combined company and current Viisage shareholders will own approximately 41 percent of the combined company. The combined company’s board of directors will consist of 12 directors, with seven of the members designated by Viisage and affiliates and five designated by us.

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
The three months ended December 31, 2005, represented a quarter where we experienced larger and more frequent contract awards that increased our total revenues by 20% when comparing the three months ended December 31, 2005 to the same period in the prior fiscal year. In addition we continued to see improvements in our gross margins which increased from 26% for the three months ended December 31, 2004, to 35% for the same period in the current fiscal year. We saw similar improvements when comparing the results for the six months ended December 31, 2005 to December 31, 2004. Revenues increased by 28% from $35,181,000 for the six months ended December 31, 2004 to $44,895,000 for the six months ended December 31, 2005. We saw gross margins improve from 25% for the six months ended December 31, 2004 to 37% for the six months ended December 31, 2005. These increases in gross margins were driven by decreased cost related to improvements in the manufacturing process combined with a shift in our mix of product sales whereby in the current fiscal year a larger portion of our product sales consist of high margin software sales.
As discussed in the subsequent event note to the Condensed Consolidated Financial Statements, on January 12, 2006, we entered into a definitive agreement with Viisage Technology, Inc. to merge Identix with Viisage in an all stock transaction. Under the terms of the transaction, our shareholders will receive a fixed exchange ratio of 0.473 newly issued shares of Viisage common stock for each share of our common stock. The transaction is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes. Based on Viisage’s closing stock price of $17.69 on January 11, 2006, the transaction is valued at approximately $770 million on a fully diluted basis. We expect the transaction to be consummated in the fourth quarter of fiscal year 2006.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At December 31, 2005 our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs, loss contingencies and restructurings and share-based payment expense. See the discussion below regarding share-based compensation.
RECLASSIFICATIONS
For the three and six months ended December 31, 2004, reclassifications have been made to the presentation of expense related to amortization of certain acquired intangible assets on the Condensed Consolidated Statements of Operations, including amortization related to our developed technology, patents and core technology intangible assets. Amortization expense related to amortization of acquired intangible assets was reclassified into cost of product revenues for the three and six months ended December 31, 2004, of $1,032,000 and $2,065,000, respectively. This reclassification was made to conform with the presentation of expense related to amortization of acquired intangible assets in the fiscal year 2005 form 10-K and did not have any impact on our previously reported net loss for periods presented.

SHARE-BASED COMPENSATION
Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions SFAS No. 123R. See additional discussion in Note 3 to the Condensed Consolidated Financial Statements. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. We use estimates and management judgement to arrive at the expected volatility dividend, rate, term and the risk free interest rate which all affect the stock based compensation. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005.
On December 31, 2005, we had various share-based compensation plans which had compensation costs charged against income for those plans of approximately $172,000 and $511,000 for the three and six months ended December 31, 2005. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in preceding quarters. In addition, no amount of share-based compensation cost was capitalized as part of property and equipment or inventory for the periods presented.
As of December 31, 2005 there was $893,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weight-average period of .94 years.
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
RESULTS OF OPERATIONS
Revenues, and Gross Margins
Total revenue for the three and six months ended December 31, 2005, was $22,228,000 and $44,895,000 respectively compared to $18,558,000 and $35,181,000 for the same periods in the prior fiscal year.
Product revenue was $15,246,000 and $30,747,000 for the three and six months ended December 31, 2005, compared to $10,284,000 and $18,564,000 for the same periods in the prior fiscal year. The increase in revenue for the three and six months ended December 31, 2005 is due to a growth in demand both domestically and internationally for our biometric products which increased the sales volume of our livescan product and ABIS software product. The increase for the three months ended December 31, 2005, was driven by two large livescan sales into the state and local law enforcement market for a combined total of approximately $2,700,000. Contributing to the increase for the six months ended December 31, 2005, were two high value sales that were expected to occur in the fourth quarter of fiscal year 2005 but were delayed into the first quarter of fiscal year 2006 which totaled approximately $1,800,000.
Service revenue for the three and six months ended December 31, 2005 was $6,982,000 and $14,148,000 respectively compared to $8,274,000 and $16,617,000 for the same periods in the prior fiscal year. The decrease in service revenues is the result of fewer maintenance contract renewals for our legacy livescan systems which our customers are replacing with our new enhanced definition livescan machines which come with a one year warranty. As a result, the number of maintenance contracts expiring that are related to the legacy live scan machines exceeds the number of new contracts that relate to our enhanced definition livescan machines. This trend is expected to continue for the next several quarters.
We also report our revenue by our operating segments, consisting of biometric systems, fingerprinting services and other. Revenue from biometric systems was $20,021,000 and $40,093,000 respectively for the three and six months ended December 31, 2005, compared to $16,465,000 and $30,963,000 for the same periods in the prior fiscal year. The increase in revenue for the three and six months ended December 31, 2005 is due to an increase in sales of biometric hardware and software during the quarter that resulted from growth in the state/local, federal government and international markets. These increases were partially offset by decreases in service revenue as discussed above.
The fingerprinting services segment revenue was $1,854,000 and $4,088,000 respectively for the three and six months ended December 31, 2005 compared to $1,734,000 and $3,566,000 for the same periods in the prior fiscal year. The fingerprinting services segment successfully won additional contracts to provide fingerprinting services to certain state agencies and as a result there was a corresponding increase in revenue.
Other segment revenues are comprised of our Legislative Demographic Services (“LDS”) subsidiary which totaled $353,000 and $714,000 respectively for the three and six months ended December 31, 2005, and $359,000 and $652,000 for the same periods in the prior fiscal year.
For the three and six months ended December 31, 2005, we derived approximately 21% of total revenue from contracts relating to the U.S. Federal Government with one government agency making up 11% of total revenues during the three months ended December 31, 2005. During the six months ended December 31, 2005 there was no one U.S Federal Government agency that generated greater than 10% of the total revenues during this period. For the three and six months ended December 31, 2004, we derived 27% of our revenue from the U.S. Federal Government with one agency producing 19% and 16% of total revenues during this period. The loss of a material government contract due to budget cuts or otherwise could have a material negative impact on our financial results.
International sales accounted for $1,773,000 and $4,357,000 or 9% and 10% respectively of our revenue for the three and six months ended December 31, 2005, compared to $1,704,000 and $3,420,000 or 9% and 10% of our revenue for the same periods in the prior fiscal year. The increase in international revenue for the six months ended December 31, 2005, was due primarily to three large international software sales that occurred in the first quarter of fiscal 2006 totaling $2,200,000. These sales were partially offset by other contracts that were present in fiscal 2005 but not in fiscal 2006. Our international sales are predominately denominated in U.S. dollars, and we monitor our foreign currency exchange exposure and, if significant, will take action such as hedging transactions, to reduce foreign exchange risk. To date, we have not entered into any hedging transactions.
Gross margins on product revenues were 43% and 46% of product revenue for the three and six months ended December 31, 2005, compared to 24% and 23% for the same periods in the prior fiscal year. For the three and six months ended December 31, 2005, product cost of revenues included amortization expense related to certain acquired intangible assets of $1,046,000 and $2,077, 000, respectively compared to $1,032,000 and $2,065,000 for the same periods in the prior fiscal year. Product gross margins increased for the six months ended December 31, 2005 due to higher sales of our more profitable software products and reduced hardware costs.
Service gross margins were 18% for the three and six months ended December 31, 2005, compared to 28% and 27% for the same periods in the prior fiscal year. The decrease in service gross margin is primarily the result of a fixed cost structure associated with our field service department and decreased service revenue as explained above.
Research and Development
Research and development expense was $3,162,000 and $6,217,000 or 14% of revenues for the three and six months ended December 31, 2005, compared to $2,787,000 and $5,316,000 or 15% of revenues for the same periods in the prior fiscal year. The increase in research and development expenses is primarily the result of increased engineering personnel costs. Now and in the foreseeable future, we are committed to continue our focus on the investment in research and development but we do expect our expenses in this area to decrease as a percent of revenue as revenues grow.
Marketing and Selling
Marketing and selling expenses were $2,977,000 and $6,292,000 or 13% and 14% of revenue for the three and six months ended December 31, 2005, compared to $2,903,000 and $5,565,000 or 16% of revenue for the same periods in the prior fiscal year. The increase in marketing and selling expense for the six months ended December 31, 2005 is primarily the result of costs incurred in the first quarter of fiscal year 2006 for increased incentive compensation costs related to commissions and bonuses, increased contract administration and increased costs associated with product promotions, demonstrations and trade shows totaling $579,000.
General and Administrative
General and administrative expense was $3,347,000 and $6,912,000 or approximately 15% of revenues for the three and six months ended December 31, 2005 compared to $3,113,000 and $6,202,000 or approximately 17% and 18% of revenues for the same periods in the prior fiscal year. General and administrative expense increased during the three months ended December 31, 2005, as a result of increased expenses related to recruiting of $181,000 and the required expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“123R”) of $135,000. These expenses were partially offset by lower compensation costs of $43,000 for the three months ended December 31, 2005. The increase in general and administrative expenses for the six months ended December 31, 2005 was the result of increased expenses related to expensing of stock options under SFAS No. 123R of $364,000, increased compensation costs of $161,000, increased recruiting costs of $181,000 and increased auditing fees of approximately $33,000.
Amortization of Acquired Intangible Assets
The amortization of developed technology, patents and core technology is included in the cost of product revenues which was approximately $1,046,000 and $2,077,000 for the three and six months ended December 31, 2005 and $1,032,000 and $2,065,000 for the same periods in the prior fiscal year. The amortization expense related to service/maintenance contracts, order backlog and employee contracts is presented on the statements of operations as amortization expense and was $211,000 and $420,000 for the three and six months ended December 31, 2005 and $253,000 and $504,000 for the same periods in the prior fiscal year. The amortization of developed technology, patents and core technology is included in the cost of product revenues.
Restructuring and other, net
Restructuring and other, net includes charges (recovery) that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$(1,071)	$—	$(620)

Total	$—	$(1,071)	$—	$(620)

During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transaction costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included cash payments made from inception of the restructuring program to December 31, 2005 of $10,055,000.
Interest and Other Income, net
For the three and six months ended December 31, 2005, interest and other income, net was $285,000 and $510,000 respectively compared to $399,000 and $662,000 for the same periods in the prior fiscal year. The decrease in other income for the three and six months ended December 31, 2005 was due to lower cash balances resulting in less interest income.
Income Taxes
We recorded a benefit for income taxes of $64,000 and $38,000 for the three and six months ended December 31, 2005, and a provision of $9,000 and $22,000 for the same periods in the prior fiscal year. The tax amounts recorded for fiscal year 2006 are related to a combination of amounts due for state taxes partially offset by a tax non-cash benefit from the sale of IPS that is required for be allocated to continuing operations under SFAS No. 109, “Accounting for Income Taxes”.
Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, when the $350,000 payment is netted with the associated tax expense of $137,000 we recorded a net gain of $213,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the six months ended December 31, 2005. The loss from discontinued operations of $137,000 for the three months ended December 31, 2005 represents the income tax impact of the $350,000 gain recorded during the three months ended September 30, 2005 due to a change in estimate of our full fiscal year taxable income. Terms of the sale also include an obligation on our part to indemnify Alion until February 2006 against liabilities not to exceed $2,125,000 including for breaches of representations and warranties we made in the sales agreement.
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
Liquidity and Capital Resources
We financed our operations during the six months ended December 31, 2005 primarily from our working capital as of June 30, 2005. As of December 31, 2005, our principal sources of liquidity consisted of $37,193,000 of working capital including $31,989,000 in cash, cash equivalents, short-term marketable securities and restricted cash.
Our line of credit which expired October 1, 2005, provided for borrowings of up to the lesser of $15,000,000 or the cash collateral base or the borrowing base. Borrowings under the line of credit were collateralized by substantially all of our assets and we would have been charged interest at the bank’s prime rate of interest, which was 6.50% at September 30, 2005. Unless we generated a positive net income before income taxes for two consecutive fiscal quarters, we were required to deposit with the lender an amount equal to the sum of the aggregate outstanding principal amount of all prior advances plus any portion of the line of credit reserved to support unexpired letters of credit plus the amount of the requested advance before an advance was given. All advances were to be used for working capital. There were no amounts outstanding under this line of credit during fiscal year 2005 or during the time period which this credit facility was open in fiscal year 2006. Due to the cost associated with renewing the line of credit and our current cash balance we decided to allow the credit facility to expire effective October 1, 2005.
For the six months ended December 31, 2005, $638,000 of cash was provided by our operating activities. The cash provided by operations was derived primarily from $2,400,000 from restricted cash due to the release of the funds under a bid bond for a prospective customer contract; increases in deferred revenue of $2,123,000 related to sales of our maintenance contracts and product revenue deferrals which was required under the various revenue recognition principles and; increased accounts payable of $2,561,000 due to the timing of our month end cash disbursements. These cash generating activities were partially offset by operations which consisted primarily of the net loss of $2,257,000; increased accounts receivable of $6,010,000 driven by increased sales and an increase in inventories of $1,687,000 related to products that require a long lead time. The cash used in investing activities of $1,689,000 consisted primarily of purchases of marketable securities, intangible assets and property and equipment of $9,791,000, $300,000 and $1,848,000 respectively. These usages were partially offset by the sale of marketable securities totaling $9,900,000 and cash receipts related to the final settlement of discontinued operations of $350,000. Cash generated from financing activities of $556,000 consisted primarily of stock option exercises and stock issued under employee benefit plans.
For the six months ended December 31, 2004, $3,713,000 of cash was used in operating activities. The cash used in operations consisted primarily of the net loss of $7,598,000; an increase in accounts receivable of $2,001,000 driven by increased sales partially offset by collections; and decreased other liabilities of $1,124,000 which was due primarily to the release of the Company’s lease obligations for the Los Gatos facility. These uses of cash were partially offset by decreased inventory of $741,000, decreased prepaid expenses and other assets of $471,000; decreased restricted cash of $986,000 which was primarily the result of amounts released that were being held as collateral for letters of credit; increased accrued compensation of $807,000; increased deferred revenue of

$870,000 and non-cash charges from depreciation and amortization of $3,276,000. The cash used in investing activities of $353,000 consisted primarily of purchases of marketable securities and fixed assets of $11,915,000 and $438,000 respectively. These usages were partially offset by the sale of marketable securities totaling $12,000,000. Financing activities consisted primarily of stock option exercises, which generated $1,453,000 in cash. A use of cash subsequent to the end of the current quarter was a $5,292,000 payment made in January 2005, to complete the buyout of the Company’s Los Gatos lease. This amount is reported as an accrued liability on the Company’s balance sheet at December 31, 2004.
We currently occupy our Minnesota headquarters under a lease that expires in March 2008, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We also lease space for our corporate research and development lab in New Jersey under a lease that expires in May 2006, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We are currently in the process of negotiating for a lease at a new location for our corporate research and development lab in New Jersey. In addition, we lease space in Dublin, California for our former research, development and engineering department and the lease expires in March 2006 which we do not intend to renew. We also lease space in Fairfax, Virginia for a sales office and the LDS headquarters under a lease that expires in 2009. Further, we lease office space for our sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.
Future minimum lease payments for operating leases are as follows:

	Occupied	Unoccupied or Sublet	Total
Periods or fiscal years ending June 30:
2006	907	115	1,022
2007	1,600	—	1,600
2008	1,309	—	1,309
2009	358	—	358

Total	$4,174	$115	$4,289

The future minimum payments include $25,000 for sublease income related to our Dublin, California facility that was vacated in connection with the Company’s merger with Visionics. We have accrued for the estimated losses on this lease at December 31, 2005. The Dublin, California facility is sublet under a lease expiring in March 2006.
As of December 31, 2005, other than operating lease commitments discussed in the June 30, 2005 Form 10-K, Note 16 and the indemnifications discussed in Note 17, we are not using off-balance sheet arrangements nor do we have any contractual obligations or commercial commitments with terms greater than one year that would significantly impact our liquidity.
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
For the three and six months ended December 31, 2005, we derived approximately 21% of our revenue directly from contracts relating to the U.S. Federal Government, with one agency producing approximately 11% of total revenues for the three months ended December 31, 2005. During the six months ended December 31, 2005, there was no one agency who made up greater than 10% of total revenues during this period. Our performance in any reporting period may be adversely affected because of our reliance on a small number of large customers, the majority of which are government agencies. The loss of a material government contract due to budget cuts or otherwise could have a material adverse impact on our financial results and stock price. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may:
•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	include bonding requirements;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.
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
For the three and six months ended December 31, 2005, we derived approximately 9% and 10% of our total revenues from international sales. We currently have a local presence in the United Kingdom.
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
As of September 30, 2005, the most recent data available indicated that Kern Capital Management LLC owned approximately 9% of our outstanding common stock. The concentration of a large percentage of ownership in any single stockholder or series of single stockholders may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.
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
Our proposed merger with Viisage subjects us to certain significant risks and may result in disruptions to our business.
We have entered into an Agreement and Plan of Reorganization with Viisage Technology, Inc dated as of January 11, 2006 providing for our merger with a subsidiary of Viisage and our becoming a wholly owned subsidiary of Viisage. The proposed merger will require significant time by our management, which may divert their attention and result in disruptions of our ongoing business, and could subject us to significant risks, including the following:
•	the exchange ratio for the shares of Viisage common stock to be received by our stockholder is fixed, and will not be adjusted in the event of changes in the market prices of either our stock or the stock of Viisage;

•	the costs of the merger will be substantial, and many of the costs associated with the merger will be incurred whether or not it is successfully completed;

•	failure to complete the merger could adversely affect our stock price, future business and operations, including that under certain circumstances we could be require to pay a termination fee of $20 million; and

•	even if the merger is successfully completed, integration of the two businesses may be difficult to achieve, and will be complex, time-consuming and expensive.
Possible additional acquisitions and dispositions of companies, assets or technologies may result in disruptions to our business.
We have in the past acquired businesses, assets or technologies relating to, or complementary to, our current strategies or operations and we expect to do so in the future, and we may also divest certain businesses or assets that we consider non-complementary to our current strategies or operations.
In March 2004, we acquired certain technology and intellectual property rights of Delean Vision Worldwide, Inc. In February 2004, we acquired the 50% percent interest in Sylvan Identix Fingerprint Centers, LLC (“SIFC”) that we did not own. We subsequently re-named SIFC to Identix Identification Services, LLC. In February 2004, we sold our wholly owned subsidiary, Identix Public Sector, Inc., whose business principally consisted of providing project management and facilities engineering services to government agencies. We acquired certain proprietary software and source code assets from a third party in October 2002. We merged with Visionics in June 2002. Such acquisitions, mergers and divestitures are and will be accompanied by the risks commonly encountered in such transactions. These risks include, among other things:
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
In connection with our merger with Visionics in 2002, we recorded a substantial amount of goodwill. Generally accepted accounting principles requires that goodwill be tested for impairment at least annually and a non-cash charge to earnings must be recognized in the period any impairment of goodwill is determined. While we did not record an impairment of goodwill in fiscal years 2005 and 2004, during the fourth quarter of fiscal year 2003, we recorded an impairment charge to goodwill in the amount of $154,799,000.
If we are unable to successfully address the material weakness in our internal controls as described in Item 9A of the Form 10-K for the fiscal year ended June 30, 2005 and updated for the three and six months ended December 31, 2005 on our Form 10-Q, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended June 30, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls Our management’s report included in our annual report for the year ended June 30, 2005 on Form 10-K under Item 9A concluded that, as of June 30, 2005, a material weakness existed as we did not maintain effective controls to ensure the proper allocation of income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Because of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005 and December 31, 2005. Management identified the steps necessary to address the material weaknesses described above, and began to execute remediation plans, as discussed in Item 9A of our annual report on Form 10-K and Part I, Item 4 of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.
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
     If we enter into debt obligations it will be primarily to support general corporate purposes including working capital requirements and capital expenditures. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operation or cash flows for our variable rate line of credit and cash equivalents. As noted previously, we have not drawn on our line of credit during the periods presented.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). As a result of that evaluation, we have concluded that our disclosure controls and procedures are not effective as of December 31, 2005, due to the existence of the material weakness identified below.
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
     We implemented a more in-depth and comprehensive process to account for income taxes in order to remediate the material weakness discussed above. As part of this new procedure we now conduct additional research and we have added an additional level of management personnel to the review process to ensure the proper accounting for income taxes. In addition, we implemented a process to give specific consideration to income tax implications of significant discrete period non-routine transactions, such as, but not limited to, acquisitions or dispositions of businesses or assets. Although we have implemented the remediation procedures as described above, we cannot yet assert that the remediation is effective as we have not had sufficient time to test the operating effectiveness of the newly implemented controls.
     There were no changes in our internal control over financial reporting, other than those described in the previous paragraph, identified in connection with our evaluation that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     PART II OTHER INFORMATION
     Item 1. Legal Proceedings
From time to time in the ordinary course of business we are involved in disputes with third parties, including former employees of the Company. Currently we are a defendant in one lawsuit filed by a former employee alleging among other things wrongful discharge. We believe the claims are completely without merit and we will vigorously defend the lawsuit. In a separate dispute, a separate former employee has threatened litigation claiming among other things unpaid commissions and gender discrimination. We believe these claims are completely without merit and have filed a motion for declaratory relief to protect our rights and defend such claims. While it is not possible at this early stage to predict with certainty their outcome of these disputes, based on the facts and information currently available to us, we believe that liabilities and costs arising out of these actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on November 15, 2005.

(b)	All Board of Directors nominees referenced in Item 4 (c) below were elected at the Annual Meeting of Shareholders on November 15, 2005.

(c)	The matters voted upon and the results of the voting were as follows:
(1)	The following seven persons were elected to the Board of Directors:

Name	Votes For	Votes Withheld
Milton E. Cooper	76,278,027	6,918,202
Dr. Joseph J. Atick	79,798,023	3,398206
Malcolm J. Gudis	79,717,153	3,479,076
Dr. John E. Haugo	76,246,961	6,949,268
George Latimer	79,691,937	3,504,292
John E. Lawler	79,827,398	3,368,831
The Company’s non-employee director’s stock award plan was approved. The number of shares that voted in favor was 26,273,281 the number of shares that voted against were 6,902,271 the number of shares that abstained was 407,168 and the number of shares that were not voted were 49,613,509.
The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2006 was ratified. The number of shares voted in favor of the appointment was 82,629,191 the number of shares voted against were 389,825 and the number of shares that abstained was 177,213.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on February 13, 2006.

IDENTIX INCORPORATED
BY: /s/ Elissa J. Lindsoe
Elissa J. Lindsoe
Chief Financial Officer