Form 10-Q
period 2006-03-31
IDENTIX INC
filed 2006-05-10
CIK 735780

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006
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
89,701,924 shares of Common Stock
as of April 30, 2006

IDENTIX INCORPORATED

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per amounts)
(Unaudited)

	March 31,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,093	$22,445
Marketable securities	9,827	9,753
Restricted cash	549	2,649
Accounts receivable, net	17,801	15,376
Inventories	5,502	6,340
Prepaid expenses and other assets	936	928

Total current assets	58,708	57,491
Restricted cash	633	933
Property and equipment, net	3,086	1,738
Goodwill	141,213	141,213
Acquired intangible assets, net	10,852	13,363
Other assets	314	317

Total assets	$214,806	$215,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,899	$6,597
Accrued compensation	3,601	3,894
Other accrued liabilities	3,775	3,634
Deferred revenue	7,245	6,738

Total current liabilities	21,520	20,863
Deferred revenue	3,040	1,947
Other liabilities	495	159

Total liabilities	25,055	22,969

Commitments and contingencies (Note 13 and 14)

Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized 89,637,525 and 88,976,326 shares issued and outstanding, respectively	896	889
Additional paid-in capital	556,252	552,507
Accumulated deficit	(367,246)	(361,159)
Accumulated other comprehensive loss	(151)	(151)

Total stockholders’ equity	189,751	192,086

Total liabilities and stockholders’ equity	$214,806	$215,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Product revenues	$13,698	$12,119	$44,445	$30,683
Service revenues	7,099	8,133	21,247	24,750

Total revenues	20,797	20,252	65,692	55,433
Cost and expenses:
Cost of product revenues	7,396	7,318	23,881	21,661
Cost of service revenues	5,803	6,140	17,390	18,249
Research and development	3,650	3,029	9,867	8,345
Marketing and selling	3,445	3,179	9,737	8,744
General and administrative	3,121	3,013	10,033	9,215
Amortization of acquired intangible assets	202	250	622	754
Restructuring and other, net	1,335	—	1,335	(620)

Total costs and expenses	24,952	22,929	72,865	66,348

Loss from operations	(4,155)	(2,677)	(7,173)	(10,915)

Interest and other income, net	319	763	829	1,425

Loss from continuing operations before income taxes	(3,836)	(1,914)	(6,344)	(9,490)
Benefit (provision) for income taxes	6	(11)	44	(33)

Loss from continuing operations	(3,830)	(1,925)	(6,300)	(9,523)
Discontinued operations:
Gain on sale of IPS, net of taxes	—	—	213	—

Income from discontinued operations	—	—	213	—

Net loss	$(3,830)	$(1,925)	$(6,087)	$(9,523)

Basic and diluted loss per share from continuing operations	$(0.04)	$(0.02)	$(0.07)	$(0.11)
Basic and diluted (loss) income per share from discontinued operations	$—	$—	$—	$—

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.07)	$(0.11)

Weighted average common shares used in basic and diluted loss per share computation	89,406	88,834	89,158	88,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,087)	$(9,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,488	4,836
Realized gain on sales of marketable securities	(234)	(90)
Gain on sale of discontinued IPS operations, pre-tax	(350)	—
Stock-based compensation expense	742	14
Bad debt expense (recoveries), net	64	(32)
Loss on disposal of equipment	10	11
Inventory obsolescence provision	646	1,086
Restructuring and other, net	677	(620)
Changes in assets and liabilities:
Restricted cash	2,400	—
Accounts receivable	(2,489)	(4,566)
Inventories	192	(190)
Prepaid expenses and other assets	(5)	1,248
Accounts payable	(343)	256
Accrued compensation	(325)	1,212
Other accrued liabilities	(308)	(6,047)
Deferred revenue	1,600	2,265

Net cash provided by (used in) operating activities	678	(10,140)

Cash flows from investing activities:
Net proceeds from the sales of marketable securities	14,900	19,300
Purchases of marketable securities	(14,740)	(19,433)
Cash proceeds related to final payment on the sale of IPS	350	—
Additions of intangible assets	(600)	—
Capital expenditures	(1,892)	(526)

Net cash used in investing activities	(1,982)	(659)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants and issuance of stock under employee retirement plans	3,010	2,305
Payment under capital lease obligations	(58)

Net cash provided by financing activities	2,952	2,305

Net increase (decrease) in cash and cash equivalents	1,648	(8,494)
Cash and cash equivalents at period beginning	22,445	35,944

Cash and cash equivalents at period end	$24,093	$27,450

Schedule of non-cash investing and financing activities:
Property and equipment acquired under capital lease	$193	$—
Accrued obligation for acquisition of intangible assets	$650	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIX INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements and related notes are unaudited. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments, unless otherwise noted), which are necessary for a fair statement of the financial position and results of operations for the interim periods presented, have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Identix Incorporated Form 10-K. Identix Incorporated is hereinafter referred to as “we,” “us,” “our,” “Identix” or the “Company.” The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year, which ends on June 30, 2006.
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
Product Revenues
In the case of hardware only sales, we recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition.” Revenue related to product sales that require no installation as well as printers and other peripheral devices, is recognized in accordance with the terms of the sale, generally when we ship the product, provided no significant obligations remain and collection of the receivable is deemed reasonably assured. Certain of our hardware sales to end users require installation subsequent to shipment and transfer of title. Revenue related to hardware sales that are contingent on installation is deferred until installation is complete, title has transferred and customer acceptance has been obtained. Due to our current policy and practices, we consider acceptance of these products to be contingent upon successful installation of the product. When hardware products are sold via authorized representatives, dealers, distributors or other third party sales channels, the obligation to install the machines generally does not remain our responsibility but is rather an obligation between the authorized representative, dealer, distributor or other third party and their ultimate customer. As a result, for sales to third party distributors, revenue is recognized at the time title is transferred which is generally upon shipment. On rare occasions, we will be required to install our products on the behalf of our third party distributors. In these cases, revenue is recorded in the same manner as products sold to end users where acceptance of the product by the third party distributor is contingent upon successful installation of the product.
For hardware arrangements (software products, if any, are incidental to the arrangement) with multiple elements we apply the guidance in SAB 104 and Emerging Issues Task Force Issue (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” For each multiple element arrangement, we determine if each element is a separate unit of accounting pursuant to EITF 00-21 by ensuring (1) that the delivered element has stand alone value to the customer, (2) that there is objective evidence of the fair value for the undelivered element and (3) that if the arrangement includes a general right of return relative to the delivered item, that delivery of the undelivered items is considered probable and in our control. The elements in a multiple element arrangement typically consist of hardware products, installation, training and maintenance services. To determine the fair value for each hardware element in an arrangement, we rely upon vendor specific objective evidence (“VSOE”) of fair value using the price charged when that element is sold separately. If VSOE of fair value is not available for hardware elements, we rely upon vendor objective evidence of fair value in the form of competitor pricing of the same or interchangeable products. To determine the fair value for training and installation services, we rely upon VSOE of fair value using the price charged when that element is sold separately. To-date we have not entered into a multiple element arrangement where separation of the various elements was not possible. However, in the case where separation is not possible for an element, the element may be combined with other elements and the combined elements would be treated as a single unit of accounting and the appropriate revenue recognition methodology will be applied.
With respect to stand-alone software product sales, including ABIS systems, BioLogon and software developer kits, revenue is recognized on software products in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the AICPA. We recognize revenue on software products when persuasive evidence of an arrangement exists, delivery has occurred, the vendor’s fee is fixed or determinable, VSOE of fair value exists to allocate the total fee to all undelivered elements of the arrangement and collection is deemed probable. VSOE of fair value is determined for undelivered elements (e.g., maintenance, training or consulting) using the price charged when that element is sold separately. In cases where we do not have VSOE of fair value for all delivered elements in the transaction (e.g., for licenses), the residual method is used such that the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In circumstances when the software and services being sold include services to provide significant production, modification or customization of the software and the services cannot be segregated into separate units of accounting, we account for the software sales under SOP 97-2 and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In the cases where SOP 81-1 is applied, we use either the cost-to-cost method or the efforts-expended method of percentage of completion. Under the cost-to-cost method, sales, including estimated earned fees or profits, are recorded based on the percentage that total costs incurred bear to total estimated costs. Under the efforts-expended method, sales are recorded based on the extent of progress measured by the ratio of hours performed to date to estimated total hours at completion.
In the event that a multiple element arrangement includes both hardware, software and services and the software is more-than-incidental to the arrangement, but not essential to the functionality of the hardware, we apply the guidance of EITF 03-05, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which allows the non-software elements and related services to be accounted for under SAB 104 and EITF 00-21 and the software elements and related services to be accounted for under SOP 97-2.
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
Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“123R”). SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005. For the three and nine months ended March 31, 2006 our loss from continuing operations and net loss was increased by approximately $231,000 and $742,000, respectively for share-based compensation expense under SFAS No. 123R. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in preceding quarters. In addition, no amount of share-based compensation cost was capitalized as part of property and equipment or inventory for the periods presented.
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
On November 15, 2005, our shareholders approved the Non-Employee Directors Stock Award Plan (“Director’s Stock Plan”), under which restricted shares of stock are granted to non-employee directors on a formula basis. As of March 31,

2006, 280,000 shares of our common stock were reserved for issuance under the Stock Award Plan.
Under the Director Stock Plan, each person who becomes a non-employee Director of the Company after approval of the plan is automatically granted (i) 10,000 shares of Restricted Stock (as adjusted for stock splits, stock dividends, reclassifications and like transactions) on the effective date of such person’s appointment or election as a non-employee Director if less than six months have elapsed since the Company’s last annual meeting of stockholders or (ii) 5,000 shares of Restricted Stock (as adjusted for stock splits, stock dividends, reclassifications and like transactions) on the effective date of such person’s appointment or election as a non-employee Director if at least six months have elapsed since the Company’s last annual meeting of stockholders, provided that the person is not, and has not been in the preceding 12 months, an officer or employee of the Company (an “Initial Award”). Outstanding awards under this plan vest over one year.
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
Share Based Compensation Expense
The fair value of each option award granted during the periods presented was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the 3, 5 and 10 year U.S. Treasury bond rate in effect at the time of the grant.

	Three months ended March 31, 2006		Nine months ended March 31, 2006
		Directors and		Directors and
	Employees	Officers	Employees	Officers

Expected volatility	65.72%	—	67.34%	77.91%
Expected dividends	—	—	—	—
Expected term (in years)	4.00	—	4.01	5.46
Risk-free interest rate	4.62%	—	4.43%	4.44%

A summary of option activity under our plans and changes during the three and nine months ended March 31, 2006, are presented below:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate
Options	Shares	Exercise Price	Term (Years)	Intrinsic Value

Outstanding at July 1, 2005	7,058,681	$6.09	6.87
Granted	52,800	$5.26	9.84
Exercised	41,276	$1.70	—
Forfeited or expired	55,392	$6.77	—
Outstanding at September 30, 2005	7,014,813	$6.11	6.69	$12,155,000
Granted	47,000	$4.56	9.87
Exercised	51,357	$3.09	—
Forfeited or expired	50,257	$5.80	—
Outstanding at December 31, 2005	6,960,199	$6.12	6.48	$10,532,000
Granted	124,550	$7.87	9.83
Exercised	360,144	$4.88	—
Forfeited or expired	63,378	$5.85	—
Outstanding at March 31, 2006	6,661,227	$6.22	6.29	$15,042,000
Excercisable at March 31, 2006	5,978,046	$6.34	6.10	$13,163,000
The table below identifies the grant-date fair value of the options granted during the following periods:

	2006	2005

Three months ended March 31,	4.21	$3.89
Nine months ended March 31,	3.59	$4.11
The total intrinsic value of options exercised during the three and nine months ended March 31, 2006 was $1,081,000 and $1,313,000 respectively and $249,000 and $1,120,000 for the same periods in the prior fiscal year. As of March 31, 2006 there was $1,181,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 1.09 years.
A summary of the status of our non-vested shares of restricted stock as of March 31, 2006 is presented below:

Weighted Average
Grant Date Fair
Nonvested Restricted Stock	Shares	Value

Nonvested at July 1, 2005	—	$—
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Nonvested at October 1, 2005	—	$—
Granted	50,000	$4.56
Vested	—	$—
Forfeited	—	$—
Nonvested at December 31, 2005	50,000	$4.56
Granted	—	$—
Vested	12,500	$4.56
Forfeited	—	$—
Nonvested at March 31, 2006	37,500	$4.56
The total fair value of restricted stock vested during the three and nine months ended March 31, 2006 was $98,000.
For periods prior to July 1, 2005, we accounted for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We accounted for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” As permitted by SFAS No. 123, we measured employee compensation cost for our stock option plans using the intrinsic value method of accounting.
Had compensation cost for our employee stock plans been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net loss and net loss per share would have been as follows (in thousands except per share data):

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2005	March 31, 2005

Net Loss as reported	$(1,925)	$(9,523)
Add: Employee stock-based compensation expense included in reported net loss	—	14
Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards	(1,503)	(3,756)

Proforma net loss	$(3,428)	$(13,265)

Basic and diluted net loss per share:
As Reported	$(0.02)	$(0.11)
Proforma	$(0.04)	$(0.15)

Shares	88,834	88,620
The employee stock-based compensation expense determined under the fair value based method for the three and nine months ended March 31, 2005 was estimated using the Black-Scholes option valuation model with the assumptions noted in the following table.

	Three months ended March 31, 2005		Nine months ended March 31, 2005
		Directors and		Directors and
	Employees	Officers	Employees	Officers

Expected volatility	83.11%	83.11%	84.32%	85.05%
Expected dividends	—	—	—	—
Expected term (in years)	4.96	4.96	4.96	4.46
Risk-free interest rate	4.00%	4.00%	3.87%	3.78%
4.	Warrants
In connection with our merger with Visionics in June of 2002, all warrants to purchase shares of Visionics common stock outstanding immediately prior to the consummation of the merger were converted into warrants to purchase 635,211 shares of our common stock. During prior fiscal years, warrants to purchase 410,860 shares were either exercised or expired unexercised. During the three months ended March 31, 2006, warrants to purchase 104,979 shares were exercised for total proceeds of $512,000. The total intrinsic value of warrants exercised during this period was $334,000. Of the remaining warrants to purchase 119,372 of our common stock at March 31, 2006, 37,365 expire in June 2006 and are exercisable for prices from $4.22 to $5.06, and 82,007 expire in October 2006 and have exercise prices between $9.83 and $12.55.
In addition to the Visionics warrants, additional warrants to purchase 800,000 shares of our common stock for $4.70 per share remain outstanding. These warrants were issued related to the acquisition of technology from Delean in March of 2004 and contain contingent vesting rights dependent upon the successful issuance of certain patents with the U.S. government. As of March 31, 2006, these warrants had not vested. The Delean warrants expire in 2014.
5.	Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, when the $350,000 payment is netted with the associated tax expense of $137,000 we recorded a net gain of $213,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the nine months ended March 31, 2006.
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
Inventories are stated at the lower of standard cost (which approximates actual cost determined on a first-in, first-out method) or market and consisted of the following:

	March 31,	June 30,
	2006	2005
	(In thousands)
Purchased parts and materials	$3,493	$3,403
Work-in-process	1,488	2,008
Finished goods, including spares	521	929

	$5,502	$6,340

During the three and nine months ended March 31, 2006, we recorded provisions for excess and obsolete inventory items in the amount of $310,000 and $646,000 respectively and $504,000 and $1,086,000 for the same periods in the prior fiscal year.
8.	Restructuring and other, net
Restructuring and other, net includes charges that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$—	$—	$(620)
Charges related to restructuring actions initiated in 2006:
Severance and benefits	232	—	232	—
Merger related costs	1,103	—	1,103	—

Total	$1,335	$—	$1,335	$(620)

          2006 Restructuring Actions
During the third quarter of fiscal year 2006, we recorded a charge of $232,000 in severance costs related to a reduction in our field service staff by approximately 19 employees. At March 31, 2006, all of the 19 employees had been terminated and no liability remained.

During the third quarter of fiscal year 2006, we incurred merger related costs of $1,103,000 related to the anticipated merger with Viisage Technology, Inc. (“Viisage”) (see Note 16), which were principally comprised of legal and investment banking fees. On January 12, 2006, we entered into a definitive agreement with Viisage to merge in an all stock transaction. The merger is subject to certain closing conditions, including, among other things, the approval of Identix stockholders of the merger, the approval of Viisage stockholders of the issuance of Viisage common stock in connection with the merger, and other customary closing conditions. As of March 31, 2006, a liability of $677,000 included in accounts payable and accrued compensation remains in connection with the Viisage merger related costs.
          2005 Restructuring Actions
During the fourth quarter of fiscal year 2005, we recorded a charge of $113,000 in severance costs related to a reduction in our field service staff by approximately 10 employees. At June 30, 2005 all 10 employees had been terminated and a related liability of $96,000 remained. The $96,000 liability was paid during the three months ended September 30, 2005.
          2002 Restructuring Program
Severance and benefits:
In June 2002, in connection with our merger with Visionics, approximately 110 employees were terminated from the Company’s Los Gatos, California, Dublin, California and IPS locations. The terminated employees were from all functional areas of the Company. The workforce reduction resulted in an initial charge of $3,481,000 relating primarily to severance and fringe benefits. During the year ended June 30, 2003, we recorded an additional $2,283,000 in severance charges related to employees with extended terminations to assist in the integration. All of the employees severed in connection with the merger have been terminated. The remaining liability as of March 31, 2006 of $76,000 represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
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
During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transaction costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in cash payments made from inception of the restructuring program to March 31, 2006 of $10,134,000.
Internal merger costs and other:
During the years ended June 30, 2002 and 2003, we incurred internal merger related costs, including relocation fees, of $1,087,000 and $2,613,000, respectively, related to the merger with Visionics in June 2002.

The following table represents the activity associated with continuing operations related to the 2002 restructuring program:

	Total Charges			Restructuring
	from Continuing			Liability as of
	Operations	Non-Cash Charges	Cash Payments	March 31, 2006
	(in thousands)
Severance and benefits	$8,604	$900	$7,628	$76
Disposal of property and equipment	1,664	1,664	—	—
Lease exit costs	10,558	388	10,134	36
Internal merger costs and other	3,684	—	3,684	—

Total	$24,510	$2,952	$21,446	$112

The following table represents a summary of activity related to the 2002 restructuring program that occurred between June 30, 2005 and March 31, 2006:

	Restructuring	Total Charges		Restructuring
	Liabiliity as of	from Continuing		Liability as of
	June 30, 2005	Operations	Cash Payments	March 31, 2006
	(in thousands)
Severance and benefits	$108	$—	$32	$76
Lease exit costs	361	—	325	36

Total	$469	$—	$357	$112

The restructuring liability is classified in the consolidated balance sheet based on the anticipated timing of the respective payments. The remaining lease obligation at March 31, 2006 relates to the Dublin, California facility. The final lease payment was made in March 2006. The remaining lease obligation relates to operating expenses, taxes, insurance and other charges permitted under the lease for which the landlord has not yet billed us. The remaining severance and benefits liability represents the anticipated premiums on a life insurance policy for a former key employee and the payments for this policy will continue until fiscal year 2012.
9.	Net Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options and warrants, using the treasury stock method.
Options and warrants to purchase 7,580,599 and 8,776,177 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share as their effect was anti-dilutive.
10.	Comprehensive Loss
Comprehensive loss for the three and nine months ended March 31, 2006 was $3,830,000 and $6,087,000 compared to a comprehensive loss of $1,933,000 and $9,529,000 for the same periods in the prior fiscal year. Our accumulated other comprehensive loss consisted of an unrealized gain (loss) on available-for-sale marketable securities and cumulative translation adjustments.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Total revenues:
Biometric systems	$18,222	$17,921	$58,315	$48,885
Finger Printing Services	2,151	1,682	6,239	5,248
Other	424	649	1,138	1,300

	$20,797	$20,252	$65,692	$55,433

Operating income/loss:
Biometric systems	$(4,076)	$(2,772)	$(6,795)	$(10,880)
Finger Printing Services	(6)	163	(122)	476
Other	(73)	(68)	(256)	(511)

	$(4,155)	$(2,677)	$(7,173)	$(10,915)

	March 31,	June 30,
	2006	2005
	(in thousands)
Identifiable assets:
Biometric systems	$205,822	$208,441
Finger Printing Services	8,079	5,756
Other	905	858

	$214,806	$215,055

12. Foreign Operations Data
In geographical reporting, revenues are attributed to the geographical location of the sales and service organizations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Total revenues:
United States	$17,517	$16,466	$58,055	$48,227
International	3,280	3,786	7,637	7,206

	$20,797	$20,252	$65,692	$55,433

	March 31,	June 30,
	2006	2005
	(in thousands)
*Identifiable long lived assets:
United States	$3,076	$1,712
International	10	26

	$3,086	$1,738

*	Long lived assets consist of property and equipment.
13. Indemnification Arrangements and Product Warranties
The terms of the sale of IPS (see Note 5) included an obligation on our part to indemnify Alion against liabilities, including for breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $2,125,000. This indemnification expired in February 2006.
From time to time, we agree to indemnify our customers against liability if our products infringe upon a third party’s intellectual property rights. As of March 31, 2006 we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.
We offer a 90-day and one year warranty on various products and services. The majority of the warranty liability that we have recorded is due to the one-year warranties. We estimate the costs that may be incurred under our warranties and record a liability in the amount of such costs at the time the product is sold. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The amount of the reserve recorded is equal to the estimated costs to repair or otherwise satisfy the claim. The following table presents changes in our warranty liability for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Balance at beginning of period	$1,469	$1,139	$1,416	$921

Warranty Expense	197	501	345	1,391
Closed Warranty Claims	(21)	(250)	(116)	(922)

Balance at end of period	$1,645	$1,390	$1,645	$1,390

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
During the first quarter of fiscal year 2006, we entered into an agreement to purchase certain technology with an estimated life of 5 years and made an initial payment of $300,000. During the third quarter of fiscal year 2006, certain milestones were successfully completed, triggering additional consideration due totaling $950,000 over two years. This additional consideration was recorded as an intangible asset for $950,000 during the third quarter of fiscal year 2006. Identix has paid $300,000 of this amount as of March 31, 2006 with a remaining liability of $650,000.
From time to time in the ordinary course of business we are involved in disputes with third parties, including former employees of the Company. Currently we are a defendant in one lawsuit filed by a former employee in the Fresno County Superior Court of California, alleging, among other things, wrongful discharge. We believe the claims are completely without merit and we will vigorously defend the lawsuit. The plaintiff’s attorney has filed a motion with the court to be allowed to withdraw as the plaintiff’s attorney in the case, and such motion is expected to be heard on May 11, 2006. Discovery has been temporarily stayed until the court rules on that motion. In a separate dispute, a separate former employee has threatened litigation claiming, among other things, unpaid commissions and gender discrimination. We believe these claims are completely without merit and following our filing of a declaratory judgment action in federal court, we prevailed in April 2006 on a motion to enforce mandatory arbitration in Minnesota. While it is not possible at this early stage to predict with certainty the outcome of these disputes, based on the facts and information currently available to us, we believe that liabilities and costs arising out of these actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
15.	New Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

16.	Proposed Merger with Viisage Technology, Inc.
On January 12, 2006, we entered into a definitive agreement with Viisage Technology, Inc. (“Viisage”) to merge in an all stock transaction. The combined company will blend two complementary approaches to solving the challenge of protecting and securing personal identities by establishing the industry’s most comprehensive single platform for multi-modal finger, face, skin and imaging identify solutions.
Under the terms of the transaction, our shareholders will receive a fixed exchange ratio of 0.473 newly issued shares of Viisage common stock for each share of our common stock. The transaction is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes. Based on Viisage’s closing stock price of $17.69 on January 11, 2006, the transaction was valued at approximately $770 million on a fully diluted basis. The merger is subject to certain closing conditions, including, among other things, the approval of Identix stockholders of the merger, the approval of Viisage stockholders of the issuance of Viisage common stock in connection with the merger, and other customary closing conditions.
A termination fee of $20 million may be payable by either Viisage or Identix to the other party upon the termination of the merger agreement under several circumstances. As of March 31, 2006, we had $35,102,000 of cash, restricted cash and marketable securities. While we believe we have sufficient cash on hand available to pay such fee, our growth strategy and financing strategy does not assume the payment of such fee and, as a result, we could be materially adversely affected if we were required to pay the termination fee.
We have incurred merger-related expenses associated with the pending merger with Viisage totaling $1,103,000 in the three months ended March 31, 2006, which were principally comprised of legal and investment banking fees. The liability remaining as of March 31, 2006 for such merger-related expenses is $677,000.
17.	Subsequent Event
On April 28, 2006, we closed the sale of one of our wholly-owned subsidiaries, Legislative Demographic Services, Inc. (“LDS”), for cash consideration of approximately $233,000. Under the terms of the transaction, we retained LDS’ existing cash and accounts receivable of $647,000 and $251,000, respectively, all inter-company accounts receivable and payable between LDS and Identix have been eliminated so that there are no amounts due or owing between us, and the purchaser assumed all remaining liabilities of LDS. The terms of the sale include an obligation on our part to indemnify the buyer against certain potential liabilities, including for breaches of representations and warranties we made in the sales agreement, for an amount not to exceed $300,000. This indemnification expires in January 2007. The transaction is expected to result in a gain in the fourth quarter of fiscal year 2006.
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
OVERVIEW
Identix Incorporated (“we,” “us,” “our,” “Identix” or the “Company”) provides a broad range of fingerprint and facial recognition technology offerings that empower the identification of individuals, who wish to gain access to information or facilities, conduct transactions and obtain identifications. Additionally, our products and solution offerings can help identify those who perpetrate fraud and otherwise pose a threat to public safety. Our products serve a broad range of industries and markets, most notably government, law enforcement, aviation, financial, healthcare and corporate enterprise. A world leader in multi-biometric technology, we believe that we have more fingerprint and facial biometric installations worldwide than any other company.
The three months ended March 31, 2006, represented a quarter where we experienced larger and more frequent contract awards for our products that increased our total revenues by 3% when compared to the same period in the prior fiscal year. Specifically, product revenue increased 13% year over year for the three months ended March 31, 2006, offset by a decrease in service revenue due to expiring maintenance contracts on our legacy live scan machines. In addition we continued to see improvements in our gross margins which increased to 37% for the three months ended March 31, 2006, from 34% for the same period in the prior fiscal year. We saw similar improvements when comparing the results for the nine months ended March 31, 2006 to March 31, 2005. Revenues increased by 19% to $65,692,000 for the nine months ended March 31, 2006 from $55,433,000 for the nine months ended March 31, 2005. We saw gross margins improve to 37% for the nine months ended March 31, 2006 from 28% for the nine months ended March 31, 2005. This 9% year over year improvement in gross margins was driven by decreased cost related to improvements in the manufacturing process combined with a shift in our mix of product sales whereby in the current fiscal year a larger portion of our product sales consist of high margin software sales. The loss from continuing operations for the three months ended March 31, 2006 increased to $3,830,000 from $1,925,000 for the three months ended March 31, 2005, primarily due to charges in the current period related to restructuring and other expenses and the required expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“123R”).
As discussed in Note 16 to the Condensed Consolidated Financial Statements, on January 12, 2006, we entered into a definitive agreement with Viisage Technology, Inc. to merge Identix with Viisage in an all stock transaction. Under the terms of the transaction, our shareholders will receive a fixed exchange ratio of 0.473 newly issued shares of Viisage common stock for each share of our common stock. The transaction is expected to be tax-free to shareholders of both companies for U.S. federal income tax purposes. Based on Viisage’s closing stock price of $17.69 on January 11, 2006, the transaction was valued at approximately $770 million on a fully diluted basis. In March 2006, the U.S. Department of Justice granted the parties early termination of the Hart-Scott-Rodino antitrust review process applicable to the pending merger between the companies. The Securities and Exchange Commission is currently in the process of reviewing the registration statement on Form S-4 relating to the merger.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, goodwill and other intangible asset impairments, inventory allowances, warranty costs, revenue recognition as well as loss contingencies and restructurings. Actual results could differ materially from these estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 describes the critical accounting policies that are affected significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements. At March 31, 2006 our critical accounting policies and estimates continue to include revenue recognition, allowance for doubtful accounts and sales returns, goodwill impairments, inventory allowances, warranty costs, loss contingencies and restructurings and share-based payment expense. See the discussion below regarding share-based compensation.
SHARE-BASED COMPENSATION
Effective July 1, 2005, we began accounting for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of SFAS No. 123R. See additional discussion in Note 3 to the Condensed Consolidated Financial Statements. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based payments using APB Opinion No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations based upon the grant-date fair value of those instruments. We used the modified prospective method of transition as provided by SFAS No. 123R, and as a result, compensation expense related to share based payments is recorded only for periods beginning July 1, 2005. We use estimates and management judgment to arrive at the expected volatility, dividend rate, term and the risk free interest rate which all affect the stock based compensation. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination information within the valuation model; separate groups of grantees that have similar historical exercise behaviors are considered separately for valuation purposes. The expected term of options granted is derived from historical information and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the 3, 5 and 10 year U.S. Treasury bond rate in effect at the time of the grant. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Under the modified prospective method, stock based compensation expense is generally recognized over the vesting period for new awards granted after July 1, 2005 and for unvested awards outstanding at July 1, 2005.
On March 31, 2006, we had various share-based compensation plans which had compensation costs charged against income for those plans of approximately $231,000 and $742,000 for the three and nine months ended March 31, 2006. No tax benefit was recognized in the statement of operations for share based compensation arrangements since we have not recorded taxable income in continuing operations in preceding quarters. In addition, no amount of share-based compensation cost was capitalized as part of property and equipment or inventory for the periods presented.
As of March 31, 2006 there was $1,181,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 1.09 years.
For periods prior to July 1, 2005, we accounted for our employee and director stock option plans and employee stock purchase plans in accordance with provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We accounted for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” As permitted by SFAS No. 123, we measured employee compensation cost for our stock option plans using the intrinsic value method of accounting.
RESULTS OF OPERATIONS
Revenues, and Gross Margins
Total revenue for the three and nine months ended March 31, 2006, was $20,797,000 and $65,692,000 respectively compared to $20,252,000 and $55,433,000 for the same periods in the prior fiscal year.
Product revenue was $13,698,000 and $44,445,000 for the three and nine months ended March 31, 2006, compared to $12,119,000 and $30,683,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended March 31, 2006 is due to a growth in demand both domestically and internationally for our biometric products which increased the sales volume of our livescan, ABIS software and IBIS mobile identity products. The increase for the three months ended March 31, 2006, was primarily driven by one large livescan sale into the state and local law enforcement market as well as international sales of ABIS software used for national identification programs. For the nine months ended March 31, 2006, approximately 50% of the increase in revenue was contributed by livescan deployments sold in state and local law enforcement markets as well as international deployments related to national identification programs. Of the remaining increase, approximately $5 million was due to an increase in demand for ABIS software for use in various voter registration programs as well as national identification and security programs. The remainder of the increase was due to an increase of IBIS sales to state and local government agencies.
Service revenue for the three and nine months ended March 31, 2006 was $7,099,000 and $21,247,000 respectively compared to $8,133,000 and $24,750,000 for the same periods in the prior fiscal year. The decrease in service revenues is the result of customers replacing legacy livescan systems and related maintenance contracts with our new enhanced definition livescan machines, which come with a one year warranty. As a result, the number of maintenance contracts expiring on our legacy live scan machines currently exceeds the number of new maintenance contracts that relate to our enhanced definition livescan machines. This trend is expected to continue for the next quarter.
We also report our revenue by our operating segments, consisting of biometric systems, finger printing services and other. Revenue from biometric systems was $18,222,000 and $58,315,000 respectively for the three and nine months ended March 31, 2006, compared to $17,921,000 and $48,885,000 for the same periods in the prior fiscal year. The increase in revenue for the three and nine months ended March 31, 2006 is due to an increase in sales of biometric hardware and software during the quarter that resulted from growth in the state/local, federal government and international markets. These increases were partially offset by decreases in service revenue as discussed above.
The finger printing services segment revenue was $2,151,000 and $6,239,000 respectively for the three and nine months ended March 31, 2006 compared to $1,682,000 and $5,248,000 for the same periods in the prior fiscal year. The finger printing services segment revenue growth is driven by the award of new state contracts to provide finger printing services to certain state agencies.
Other segment revenues are comprised of our Legislative Demographic Services (“LDS”) subsidiary which totaled $424,000 and $1,138,000 respectively for the three and nine months ended March 31, 2006, and $649,000 and $1,300,000 for the same periods in the prior fiscal year. As noted in Note 17 to the Condensed Consolidated Financial Statements, on April 28, 2006 we closed the sale of LDS.
For the three and nine months ended March 31, 2006, we derived approximately 20% and 21% respectively of total revenue from contracts relating to the U.S. Federal Government with no one government agency making up greater than 10% of total revenues during either period. For the three and nine months ended March 31, 2005, we derived 23% and 26% of our revenue from the U.S. Federal Government with one agency making up 12% and 10% of total revenues during the respective periods. The loss of a material government contract due to budget cuts or otherwise could have a material adverse impact on our financial results.
International sales accounted for $3,280,000 and $7,637,000 or 16% and 12% respectively of our revenue for the three and nine months ended March 31, 2006, compared to $3,786,000 and $7,206,000 or 19% and 13% of our revenue for the same periods in the prior fiscal year. The increase in international revenue for the nine months ended March 31, 2006, was due primarily to three large international software sales that occurred in the first quarter of fiscal 2006 totaling $2,200,000. These sales were partially offset by other contracts that were present in fiscal 2005 but not in fiscal 2006 due to lengthening sales cycles. Our international sales are predominately denominated in U.S. dollars, and we monitor our foreign currency exchange exposure and, if significant, will take action such as hedging transactions, to reduce foreign exchange risk. To date, we have not entered into any hedging transactions.
Gross margins on product revenues were 46% of product revenue for the three and nine months ended March 31, 2006, compared to 40% and 29% for the same periods in the prior fiscal year. For the three and nine months ended March 31, 2006, product cost of revenues included amortization expense related to certain acquired intangible assets of $1,063,000 and $3,140,000, respectively compared to $1,033,000 and $3,098,000 for the same periods in the prior fiscal year. Product gross margins increased for the three and nine months ended March 31, 2006 due to higher sales of our more profitable software products and reduced hardware costs.
Service gross margins were 18% for the three and nine months ended March 31, 2006, compared to 25% and 26% for the same periods in the prior fiscal year. The decrease in service gross margin is primarily the result of a fixed cost structure associated with our field service department, decreased service revenue as explained above, and additional startup costs for recent contract wins in the finger printing services segment.
Research and Development
Research and development expense was $3,650,000 and $9,867,000 or 18% and 15% of revenues for the three and nine months ended March 31, 2006, compared to $3,029,000 and $8,345,000 or 15% of revenues for the same periods in the prior fiscal year. The increase in research and development expenses is primarily the result of increased engineering personnel costs. Now and in the foreseeable future, we are committed to continue our focus on the investment in research and development but we do expect our expenses in this area to decrease as a percent of revenue as revenues grow.
Marketing and Selling
Marketing and selling expenses were $3,445,000 and $9,737,000 or 17% and 15% of revenue for the three and nine months ended March 31, 2006, compared to $3,179,000 and $8,744,000 or 16% of revenue for the same periods in the prior fiscal year. The increase in marketing and selling expense for the three months ended March 31, 2006 is primarily due to increased compensation and benefits costs related to annual salary increases of $240,000. The increase in marketing and selling expense for the nine months ended March 31, 2006 is primarily due to increased compensation and benefits costs of $676,000 and increased costs associated with product promotions, demonstrations and trade shows totaling $228,000.
General and Administrative
General and administrative expense was $3,121,000 and $10,033,000 or approximately 15% of revenues for the three and nine months ended March 31, 2006 compared to $3,013,000 and $9,215,000 or approximately 15% and 17% of revenues for the same periods in the prior fiscal year. General and administrative expense increased year over year during the three months ended March 31, 2006, primarily as a result of the required expensing of stock options under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“123R”) of $127,000, increased recruitment expense of $81,000, and increased compensation and benefits expenses related to annual salary increases of approximately $64,000. These expenses were partially offset by lower costs of Sarbanes-Oxley compliance, reduced bonuses, and reduced corporate or public company related charges for the three months ended March 31, 2006. The increase in general and administrative expenses for the nine months ended March 31, 2006 was primarily the result of expensing of stock options under SFAS No. 123R of $519,000, increased recruiting costs of $248,000, and increased compensation and benefits costs of $126,000 related to annual salary increases. These increases were partially offset by lower amortization of purchased software, reduced costs of insurance, lower costs of Sarbanes-Oxley compliance, and reduced corporate and public company related charges.
Amortization of Acquired Intangible Assets
The amortization of developed technology, patents and core technology is included in the cost of product revenues which was approximately $1,063,000 and $3,140,000 for the three and nine months ended March 31, 2006 and $1,033,000 and $3,098,000 for the same periods in the prior fiscal year. The amortization expense related to service/maintenance contracts, order backlog and employee contracts is presented on the statements of operations as amortization expense and was $202,000 and $622,000 for the three and nine months ended March 31, 2006 and $250,000 and $754,000 for the same periods in the prior fiscal year.
Restructuring and other, net
Restructuring and other, net includes charges (recovery) that result from unique facts and circumstances. Restructuring and other, net consisted of the following for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Charges related to restructuring actions initiated in 2002:
Lease exit costs	$—	$—	$—	$(620)
Charges related to restructuring actions initiated in 2006:
Severance and benefits	232	—	232	—
Merger related costs	1,103	—	1,103	—

Total	$1,335	$—	$1,335	$(620)

During the third quarter of fiscal year 2006, we recorded a charge of $232,000 in severance costs related to a reduction in our field service staff by approximately 19 employees. At March 31, 2006, all of the 19 employees had been terminated and no liability remained.
During the third quarter of fiscal year 2006, we incurred merger related costs of $1,103,000 related to the anticipated merger with Viisage Technology, Inc. (“Viisage”), principally for legal and investment banking fees. On January 12, 2006, we entered into a definitive agreement with Viisage to merge in an all stock transaction. The merger is subject to certain closing conditions, including, among other things, the approval of Identix stockholders of the merger, the approval of Viisage stockholders of the issuance of Viisage common stock in connection with the merger, and other customary closing conditions. As of March 31, 2006, a liability of $677,000 remains in connection with the Viisage merger related costs.
During the first quarter of fiscal year 2005 we recorded a charge of $451,000 related to a reduction in the estimated lease recoveries associated with the Los Gatos facilities lease and a gain of $1,071,000 was recorded in the second quarter of fiscal year 2005 when we negotiated the release from our Los Gatos facilities lease. In the first quarter of fiscal year 2005, we believed the charge of $451,000 was necessary because at that time the real estate markets in Northern California had continued to decline and it was not anticipated that we would be able to negotiate an exit to the lease and no such discussions between ourselves and the lessor had commenced. The gain recorded in the second quarter represented the difference between our accrued lease exit costs of $6,363,000, on the date of the release reduced by the negotiated payoff amount and associated transaction costs of $5,292,000. The lease settlement amount of $5,292,000 was paid in January 2005, and is included in cash payments made from inception of the restructuring program to March 31, 2006 of $10,134,000.
Interest and Other Income, net
For the three and nine months ended March 31, 2006, interest and other income, net was $319,000 and $829,000 respectively compared to $763,000 and $1,425,000 for the same periods in the prior fiscal year. The decrease in other income for the three and nine months ended March 31, 2006 was due to a one-time benefit in the three months ended March 31, 2005 related to a preacquisition liability that was associated with IIS which was relieved during the third quarter of fiscal year 2005.
Income Taxes
We recorded a benefit for income taxes of $6,000 and $44,000 for the three and nine months ended March 31, 2006, and a provision of $11,000 and $33,000 for the same periods in the prior fiscal year. The tax amounts recorded for fiscal year 2006 are related to a combination of amounts due for state taxes partially offset by a tax non-cash benefit from the sale of IPS that is required to be allocated to continuing operations under SFAS No. 109, “Accounting for Income Taxes.”
Discontinued Operations
On February 13, 2004, we consummated the sale of Identix Public Sector (IPS) to Alion Science and Technology Corporation (Alion). Under the terms of the agreement, upon closing Alion paid the Company $8,850,000 million in cash. The terms of the sale also included the potential for additional future payments to us for up to $500,000 pending satisfaction of certain conditions. During the three months ended September 30, 2005, we and Alion agreed that certain conditions were met that warranted Alion paying us $350,000 to settle the contingent payment portion of the sales agreement. As a result, when the $350,000 payment is netted with the associated tax expense of $137,000 we recorded a net gain of $213,000 from the disposal of discontinued operations on our Consolidated Statement of Operations for the nine months ended March 31, 2006.
New Accounting Pronouncements
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes.” SFAS No. 154 changes the requirements related to accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by a new accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle versus the previous guidance which allowed the recording of the impact of an accounting change in the current period’s net income as a cumulative effect adjustment. The Statement is effective for us beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.
Liquidity and Capital Resources
We financed our operations during the nine months ended March 31, 2006 primarily from our working capital as of June 30, 2005. As of March 31, 2006, our principal sources of liquidity consisted of $37,188,000 of working capital including $34,469,000 in cash, cash equivalents, short-term marketable securities and restricted cash.
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
For the nine months ended March 31, 2006, $678,000 of cash was provided by our operating activities. The cash provided by operations was derived primarily from $2,400,000 release from restricted cash due to the fulfillment of certain requirements under a bid bond for a customer contract; increases in deferred revenue of $1,600,000 related to sales of our maintenance contracts and product revenue deferrals which were required under the various revenue recognition principles; and non-cash charges from depreciation and amortization and stock-based compensation expense of $4,488,000 and $742,000, respectively. These cash generating activities were partially offset by operations which consisted primarily of the net loss of $6,087,000; and increased accounts receivable of $2,489,000 driven by increased sales. The cash used in investing activities of $1,982,000 consisted primarily of purchases of marketable securities, property and equipment and intangible assets of $14,740,000, $1,892,000 and $600,000 respectively. These usages were partially offset by the sale of marketable securities totaling $14,900,000 and cash receipts related to the final settlement of discontinued operations of $350,000. Cash generated from financing activities of $2,952,000 consisted primarily of stock option and warrant exercises and stock issued under employee benefit plans.
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
We currently occupy our Minnesota headquarters under a lease that expires in March 2008, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We also lease space for our corporate research and development lab in New Jersey under a lease that expires in May 2006, and we are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We are currently in the process of negotiating a lease for our corporate research and development lab in New Jersey. We also lease space in Fairfax, Virginia for a sales office and the LDS headquarters under a lease that expires in 2009. Further, we lease office space for our sales force and customer support activities under operating leases, which expire at various dates through 2008. The leases contain escalation provisions requiring rental increases for increases in operating expense and real estate taxes.
Future minimum lease payments for operating leases are as follows:

	Occupied	Unoccupied or Sublet	Total

Periods or fiscal years ending June 30:
2006	$438	$36	$474
2007	1,600	—	1,600
2008	1,309	—	1,309
2009	358	—	358

Total	$3,705	$36	$3,741

The future minimum payments include $36,000 related to our Dublin, California facility that was vacated in connection with the Company’s merger with Visionics. The Dublin, California lease expired in March 2006. Remaining payments are for final operating expenses, insurance, taxes, and other charges permitted under the lease for which we have not been billed.
Our off-balance sheet arrangements as of March 31, 2006, other than operating lease commitments discussed above, are disclosed in Note 4, Note 13 and Note 14 to the Condensed Consolidated Financial Statements.
A termination fee of $20 million may be payable by either Viisage or Identix to the other party upon the termination of the merger agreement under several circumstances. As of March 31, 2006, we had $35,102,000 of cash, restricted cash and marketable securities. While we believe we have sufficient cash on hand available to pay such fee, our growth strategy and financing strategy does not assume the payment of such fee and, as a result, could be materially adversely affected if we were required to pay the termination fee.
We believe that existing working capital will be adequate to fund our current cash requirements for at least the next twelve months, although we may need to raise additional debt or equity financing in the future. We may not be able to obtain additional debt or equity financing on favorable terms that are not excessively dilutive to existing stockholders. Failure to secure additional financing in a timely manner and on favorable terms in the future could have a material adverse impact on our financial performance and stock price and require us to implement certain cost reduction initiatives and curtail certain of our operations.
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
For the three and nine months ended March 31, 2006, we derived approximately 20% and 21% respectively of our revenue directly from contracts relating to the U.S. Federal Government, with no one agency producing greater than 10% of total revenues for such three and nine month periods. Our performance in any reporting period may be adversely affected because of our reliance on a small number of large customers, the majority of which are government agencies. The loss of a material government contract due to budget cuts or otherwise could have a material adverse impact on our financial results and stock price. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may:
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
Additionally, public agency contracts are frequently awarded only after formal competitive bidding processes, which are often protracted. In some cases, unsuccessful bidders for public agency contracts are provided the opportunity to formally protest certain contract awards through various agency, administrative and judicial channels. The protest process may delay a successful bidder’s contract performance for a number of weeks, months or more, or result in the cancellation of the contract award entirely. There is a risk that we may not be awarded contracts for which we bid or, if awarded, that substantial delays or cancellation of purchases may follow as a result of third party protests. For example, in October 2003, the Company announced that it had been awarded a Blanket Purchase Order (“BPO”) from the Department of Homeland Security (“DHS”) with an estimated value of approximately $27 million. The award was subsequently protested by one of our competitors who had been an unsuccessful participant in the bidding process for the BPO. Though the protest was ultimately resolved in our favor, the protest resulted in substantial delays in DHS’ procurement of our technology under the BPO. Similar protests, and similar delays, regarding any future government contracts of a material nature that may be awarded to us could result in materially adverse revenue volatility, making management of inventory levels, cash flow and profitability or loss inherently difficult. Outright loss of any material government contract, through the protest process or through termination for convenience by the customer or otherwise, could have a material adverse effect on our financial results and stock price.
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
Many of the systems we sell are designed to secure or manage private personal information or information maintained by governmental agencies. The protective measures that we use in these systems may not prevent security breaches. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation and the property of our customers. In addition to being costly to repair and causing delays and other difficulties, a security breach or failure in one of these systems could cause serious harm to our business as a result of negative publicity or decisions by governmental clients to limit our access or involvement with this information and could expose us to litigation and liability.
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
For the three and nine months ended March 31, 2006, we derived approximately 16% and 12% of our total revenues from international sales. We currently have a local presence in the United Kingdom.
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
As of February 4, 2006, the most recent data available indicated that Kern Capital Management LLC owned approximately 10% of our outstanding common stock. The concentration of a large percentage of ownership in any single stockholder or series of single stockholders may delay or prevent change in control of the Company. Additionally, the sale of a significant number of our shares in the open market by single stockholders or otherwise could adversely affect our stock price.
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
We have entered into an Agreement and Plan of Reorganization with Viisage Technology, Inc. dated as of January 11, 2006 providing for our merger with a subsidiary of Viisage and our becoming a wholly owned subsidiary of Viisage. While we have planned for the merger to close in the second calendar quarter of 2006, closing the merger is subject to a number of conditions and we cannot predict the exact timing of closing. The proposed merger requires significant time by our management, which may divert their attention and result in disruptions of our ongoing business. Such disruptions, as well as delays in completing the merger, could subject us to significant risks, including the following:
•	the exchange ratio for the shares of Viisage common stock to be received by our stockholder is fixed, and will not be adjusted in the event of changes in the market prices of either our stock or the stock of Viisage;

•	the costs of the merger will be substantial, delays in completing the merger are likely to increase our costs and many of the costs associated with the merger will be incurred whether or not it is successfully completed;

•	delays in closing the merger may further divert managerial resources from day to day operations, which could adversely affect our business and operations and financial results, and which could also possibly result in the loss of key employees, customers and suppliers;

•	failure to complete the merger could adversely affect our stock price, future business and operations and under certain circumstances we could be required to pay a termination fee of $20 million; and

•	even if the merger is successfully completed, integration of the two businesses may be difficult to achieve, and will be complex, time-consuming and expensive.
If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.
We are dependent on the continued availability of the services of our employees and executives, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.
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
If we are unable to successfully address the material weakness in our internal controls as described in Item 9A of the Form 10-K for the fiscal year ended June 30, 2005 and updated for the three and nine months ended March 31, 2006 on our Form 10-Q, our ability to report our financial results on a timely and accurate basis may be adversely affected. As a result, current and potential stockholders could lose confidence in our financial reporting which could have a material adverse effect on our business, operating results and stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-K for the fiscal year ended June 30, 2005 (as supplemented by our 8-K filed with the SEC on February 13, 2006), we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls Our management report for fiscal year 2005 is discussed in Item 9A of our Form 10-K for the fiscal year ended June 30, 2005 (as supplemented by our 8-K filed with the SEC on February 13, 2006) and an update is reported under Item 4 of our Forms 10-Q for the three months ended September 30, 2005, the six months ended December 31, 2005 and for the nine months ended March 31, 2006.
As of June 30, 2005, management concluded that a material weakness existed as we did not maintain effective controls to ensure the proper allocation of income tax provision (benefit) between loss from continuing operations and income from discontinued operations. Because of this material weakness, our management concluded that we did not maintain effective internal control over financial reporting as of June 30,

2005, September 30, 2005 and December 31, 2005. Management identified the steps necessary to address the material weaknesses described above, and began to execute remediation plans, as discussed in Item 9A of our annual report on Form 10-K (as supplemented by our 8-K filed with the SEC on February 13, 2006) and Part I, Item 4 of its Quarterly Report on Form 10-Q for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006.
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
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). As a result of that evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2006, due to the existence of the material weakness identified below.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time in the ordinary course of business we are involved in disputes with third parties, including former employees of the Company. Currently we are a defendant in one lawsuit filed by a former employee in the Fresno County Superior Court of California, alleging, among other things, wrongful discharge. We believe the claims are completely without merit and we will vigorously defend the lawsuit. The plaintiff’s attorney has filed a motion with the court to be allowed to withdraw as the plaintiff’s attorney in the case, and such motion is expected to be heard on May 11, 2006. Discovery has been temporarily stayed until the court rules on that motion. In a separate dispute, a separate former employee has threatened litigation claiming, among other things, unpaid commissions and gender discrimination. We believe these claims are completely without merit and following our filing of a declaratory judgment action in federal court, we prevailed in April 2006 on a motion to enforce mandatory arbitration in Minnesota. While it is not possible at this early stage to predict with certainty the outcome of these disputes, based on the facts and information currently available to us, we believe that liabilities and costs arising out of these actions will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.
Item 6. Exhibits
(a) Exhibits

Exhibit
Number	Description

10.62	Relocation Agreement, dated March 1, 2006, among Registrant, Viisage Technology, Inc., and Mark S. Molina
31.1	CEO Certification
31.2	CFO Certification
32	906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Identix Incorporated, a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Minnetonka, State of Minnesota, on May 10, 2006.

IDENTIX INCORPORATED

BY:	/s/ Elissa J. Lindsoe

Elissa J. Lindsoe
Chief Financial Officer